Form 10-Q
period 2019-09-30
Switchback Energy Acquisition Corp
filed 2019-11-14
CIK 1777393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 14, 2019, 31,411,763 shares of Class A common stock, par value $0.0001 per share, and 7,852,941 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

SWITCHBACK ENERGY ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheet as of September 30, 2019 (Unaudited)	1

	Condensed Statements of Operations for the three months ended September 30, 2019 and for the period from May 10, 2019 (inception) through September 30, 2019 (Unaudited)	2

	Condensed Statement of Changes in Stockholders’ Equity for the period from May 10, 2019 (inception) through September 30, 2019 (Unaudited)	3

	Condensed Statement of Cash Flows for the period from May 10, 2019 (inception) through September 30, 2019 (Unaudited)	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

SIGNATURES		22

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SWITCHBACK ENERGY ACQUISITION CORPORATION

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2019

(UNAUDITED)

Assets:
Current assets:
Cash	$819,653
Prepaid expenses	306,689
Total current assets	1,126,342
Marketable securities held in Trust Account	315,119,213
Total Assets	$316,245,555

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$115,861
Accrued expenses	85,000
Accrued expenses – related party	10,000
Franchise tax payable	78,356
Income tax payable	193,585
Total current liabilities	482,802
Deferred underwriting commissions	10,924,117
Total liabilities	11,406,919

Commitments and Contingencies
Class A common stock, $0.0001 par value; 29,983,863 shares subject to possible redemption at $10.00 per share	299,838,630

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,426,900 shares issued and outstanding (excluding 29,983,863 shares subject to possible redemption)	143
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,852,941 shares issued and outstanding	785
Additional paid-in capital	4,860,686
Retained earnings	138,392
Total stockholders’ equity	5,000,006
Total Liabilities and Stockholders’ Equity	$316,245,555

The accompanying notes are an integral part of these unaudited condensed financial statements.

SWITCHBACK ENERGY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended September 30, 2019	For The Period From May 10, 2019 (inception) through September 30, 2019
General and administrative expenses	$535,032	$591,251
Franchise tax expense	78,356	78,356
Loss from operations	(613,388)	(669,607)
Gain on marketable securities, dividends and interest held in Trust Account	1,001,584	1,001,584
Income before income tax expense	388,196	331,977
Income tax expense	193,585	193,585
Net income	$194,611	$138,392

Basic and diluted weighted average shares outstanding, Class A	30,627,450	30,627,450
Basic and diluted net income per share, Class A	$0.02	$0.02
Basic and diluted weighted average shares outstanding, Class B	7,852,941	7,852,941
Basic and diluted net loss per share, Class B	$(0.07)	$(0.08)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SWITCHBACK ENERGY ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For The Period From May 10, 2019 (inception) through September 30, 2019
	Common Stock				Additional	Retained Earnings	Total Stockholders’
	Class A		Class B		Paid-In	(Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
Balance - May 10, 2019 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor (1)	-	-	8,625,000	863	24,137	-	25,000
Net loss	-	-	-	-	-	(56,219)	(56,219)
Balance - June 30, 2019 (unaudited)	-	$-	8,625,000	$863	$24,137	$(56,219)	$(31,219)
Sale of units in initial public offering, gross	31,411,763	3,141	-	-	314,114,489	-	314,117,630
Offering costs	-	-	-	-	(17,724,739)	-	(17,724,739)
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	8,282,353	-	8,282,353
Forfeiture of Class B common stock (1)	-	-	(772,059)	(78)	78		-
Class A common stock subject to possible redemption	(29,983,863)	(2,998)	-	-	(299,835,632)	-	(299,838,630)
Net income	-	-	-	-	-	194,611	194,611
Balance - September 30, 2019 (unaudited)	1,426,900	$143	7,852,941	$785	$4,860,686	$138,392	$5,000,006

(1)	Includes up to 1,125,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On September 6, 2019, the underwriters partially purchased the over-allotment units, and the remaining over-allotment option subsequently expired. As a result, an aggregate of 772,059 Founder Shares were forfeited accordingly.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SWITCHBACK ENERGY ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

For The Period From May 10, 2019 (inception) through September 30, 2019
Cash Flows from Operating Activities:
Net income	$138,392
General and administrative expenses paid by related parties	125,151
Gain on marketable securities, dividends and interest held in Trust Account	(1,001,583)
Changes in operating assets and liabilities:
Prepaid expenses	(306,689)
Accounts payable	101,360
Accrued expenses – related party	10,000
Franchise tax payable	78,356
Income tax payable	193,585
Net cash used in operating activities	(661,428)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(314,117,630)
Net cash used in investing activities	(314,117,630)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Repayment of loans from related party	(251,375)
Proceeds received from initial public offering, gross	314,117,630
Proceeds received from private placement	8,282,353
Offering costs paid	(6,574,897)
Net cash provided by financing activities	315,598,711

Net change in cash	819,653

Cash - beginning of the period	-
Cash - end of the period	$819,653

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$85,000
Offering costs included in accounts payable	$14,501
Offering costs paid by related party under note payable from related party	$126,224
Deferred underwriting commissions	$10,924,117
Forfeiture of Class B common stock	$78
Class A common stock subject to possible redemption	$299,848,630

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

As of September 30, 2019, the Company had not commenced any operations. All activity for the period from May 10, 2019 (inception) through September 30, 2019 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination.

The Company’s sponsor is NGP Switchback, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Initial Public Offering was declared effective on July 25, 2019. On July 30, 2019, the Company consummated the Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $300.0 million. The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at $10.00 per Unit, less underwriting discounts and commissions. On September 4, 2019, the underwriters partially exercised the over-allotment option and, on September 6, 2019, the underwriters purchased an additional 1,411,763 units (the “Over-allotment Units”), generating gross proceeds of approximately $14.1 million, and the remaining over-allotment option subsequently expired. The Company incurred offering costs of approximately of approximately $17.7 million, inclusive of $10.9 million in deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale (the “Private Placement”) of 5,333,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of approximately $8.0 million (Note 4). Simultaneously with the closing of the sale of the Over-allotment Units, the Sponsor purchased an additional 188,235 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating gross proceeds of approximately $282,000.

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

SWITCHBACK ENERGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period from May 10, 2019 (inception) through September 30, 2019 are not necessarily indicative of the results that may be expected through December 31, 2019.

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

SWITCHBACK ENERGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Liquidity

As of September 30, 2019, the Company had approximately $820,000 in its operating bank account, approximately $1.0 million of gain on marketable securities, dividends and interest held in Trust Account available to fund a Business Combination (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), and a working capital of $644,000 (including approximately $272,000 in tax obligations, which will be paid using investment income held in Trust Account). In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”) (see Note 4). As of September 30, 2019, there were no amounts outstanding under any Working Capital Loan.

Through September 30, 2019, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 4) to the Sponsor, approximately $251,000 in loans from the Sponsor (which were fully repaid on August 12, 2019), and the net proceeds from the consummation of the Private Placement not held in the Trust Account.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Summary of Significant Accounting Policies

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000. At September 30, 2019, the Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts.

Marketable Securities Held in Trust Account

The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest, held in Trust Account in the accompanying condensed statement of operations. The estimated fair values of marketable securities held in Trust Account are determined using available market information.

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

SWITCHBACK ENERGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of September 30, 2019, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and tax payable approximate their fair values due to the short-term nature of the instruments.  The Company’s portfolio of marketable securities held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs that were directly related to the Initial Public Offering were charged to stockholders’ equity upon the completion of the Initial Public Offering in July and September 2019.

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2019, 29,983,863 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share is computed by dividing net income by the weighted-average number of common stock outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and Private Placement to purchase an aggregate of 15,992,155 shares of the Company’s Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

SWITCHBACK ENERGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s condensed statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the gain on marketable securities, dividends and interest held in Trust Account, net of applicable income and franchise tax, by the weighted average number of Class A common stock outstanding for the periods. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Public Shares, by the weighted average number of Class B common stock outstanding for the periods.

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

For tax benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.  During the three months ended September 30, 2019 and for the period from May 10, 2019 (inception) through September 30, 2019, the Company accrued approximately $194,000 in income tax in the accompanying unaudited condensed statements of operations.

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

The Company granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less underwriting discounts and commissions. On September 4, 2019, the underwriters partially exercised the over-allotment option and, on September 6, 2019, the underwriters purchased the Over-allotment Units, generating gross proceeds of approximately $14.1 million. The remaining over-allotment option subsequently expired.

Note 4 — Related Party Transactions

Founder Shares

On May 16, 2019, the Sponsor purchased 8,625,000 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 per share, for an aggregate price of $25,000. The Initial Stockholders have agreed to forfeit up to 1,125,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On September 6, 2019, the underwriters partially purchased the Over-allotment Units, and the remaining over-allotment option subsequently expired. As a result, an aggregate of 772,059 Founder Shares were forfeited accordingly.

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,333,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating gross proceeds of approximately $8.0 million in the aggregate. Simultaneously with the closing of the sale of the Over-allotment Units, the Sponsor purchased an additional 188,235 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating gross proceeds of approximately $282,000.

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

Related Party Loans

On May 16, 2019, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover organizational expenses and expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the completion of the Initial Public Offering. The Company borrowed approximately $251,000 under the Note, and then repaid the Note in full to the Sponsor on August 12, 2019.

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

SWITCHBACK ENERGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Services Agreement

Commencing on the date that the securities of the Company were first listed on the New York Stock Exchange and continuing until the earlier of the Company’s consummation of its initial Business Combination or the Company’s liquidation, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. The Company recorded an aggregate of $20,000 during the three months ended September 30, 2019 and for the period from May 10, 2019 (inception) through September 30, 2019 in general and administrative expenses in connection with the related agreement in the accompanying unaudited condensed statements of operations.

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

SWITCHBACK ENERGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Underwriting Agreement

Except for the Affiliated Units, the underwriters were entitled to an underwriting discount of $0.20 per unit, or $5.96 million in the aggregate, paid upon closing of the Initial Public Offering. An additional fee of approximately $282,000 in the aggregate was due in connection with the closing of the sale of the Over-allotment Units.

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

Note 6 — Stockholders’ Deficit

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of July 30, 2019, there were 30,000,000 Class A ordinary shares issued or outstanding, including 29,983,863 Class A ordinary shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock. In May 2019, the Company issued 8,625,000 shares of Class B common stock, including an aggregate of up to 1,125,000 shares of Class B common stock that are subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part. On September 6, 2019, the underwriters partially purchased the Over-allotment Units, and the remaining over-allotment option subsequently expired. As a result, an aggregate of 772,059 Class B common stock were forfeited accordingly.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2019, there were no shares of preferred stock issued or outstanding.

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

SWITCHBACK ENERGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

SWITCHBACK ENERGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2019 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Marketable securities held in Trust Account	$315,119,213	-	-

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 8 — Subsequent Events

There have been no subsequent events after the balance sheet date through November 14, 2019, that require recognition or disclosure in such financial statements.

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

Our registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on July 25, 2019. On July 30, 2019, we consummated the Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $17.0 million, inclusive of $10.43 million in deferred underwriting commissions.  Certain of our officers and directors purchased 200,000 (the “Affiliated Units”) of the 30,000,000 Units sold in the Initial Public Offering for an aggregate purchase price of $2.0 million. The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at $10.00 per Unit, less underwriting discounts and commissions. On September 4, 2019, the underwriters partially exercised the over-allotment option and, on September 6, 2019, the underwriters purchased an additional 1,411,763 units (the “Over-allotment Units”), generating gross proceeds of approximately $14.1 million. The remaining over-allotment option subsequently expired.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale (the “Private Placement”) of 5,333,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of approximately $8.0 million. Simultaneously with the closing of the sale of the Over-allotment Units, our Sponsor purchased an additional 188,235 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating gross proceeds of approximately $282,000.

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

Results of Operations

Our only activities from inception through September 30, 2019 related to our formation and the Initial Public Offering, and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as costs in the pursuit of our acquisition plans.

For the three months ended September 30, 2019, we had net income of approximately $195,000, which consisted of approximately $1.0 million of gain on marketable securities, dividends and interest held in Trust Account, offset by approximately $535,000 in general and administrative expenses, approximately $78,000 in franchise tax expense, and approximately $194,000 in income tax expense.

For the period from May 10, 2019 (inception) through September 30, 2019, we had net income of approximately $138,000, which consisted of approximately $1.0 million of gain on marketable securities, dividends and interest held in Trust Account, offset by approximately $591,000 in general and administrative expenses, approximately $78,000 in franchise tax expense, and approximately $194,000 in income tax expense.

Liquidity and Capital Resources

As of September 30, 2019, we had approximately $820,000 in our operating bank account, approximately $1.0 million of gain on marketable securities, dividends and interest held in Trust Account available to fund a Business Combination (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), and a working capital of $644,000 (including approximately $272,000 in tax obligations, which will be paid using investment income held in Trust Account). In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of September 30, 2019, there were no amounts outstanding under any Working Capital Loan.

Our liquidity needs up to September 30, 2019 were satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor, approximately $251,000 in loans from our Sponsor (which was fully repaid on August 12, 2019), and the net proceeds from the consummation of the Private Placement not held in the Trust Account.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Underwriting Agreement

Except for the Affiliated Units, the underwriters were entitled to an underwriting discount of $0.20 per unit, or $5.96 million in the aggregate, paid upon closing of the Initial Public Offering. An additional fee of approximately $282,000 in the aggregate was due in connection with the closing of the sale of the Over-allotment Units.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed on the New York Stock Exchange and continuing until the earlier of our consummation of a Business Combination or our liquidation, we have agreed to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. We recorded an aggregate of $20,000 during the three months ended September 30, 2019 and for the period from May 10, 2019 (inception) through September 30, 2019 in general and administrative expenses in connection with the related agreement in the accompanying unaudited condensed statements of operations.

Critical Accounting Policies

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2019, 29,983,863 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share is computed by dividing net income by the weighted-average number of common stock outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and Private Placement to purchase an aggregate of 15,992,155 shares of our Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

Our condensed statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the gain on marketable securities, dividends and interest held in Trust Account, net of applicable taxes and funds available to be withdrawn from Trust for tax obligations, by the weighted average number of Class A common stock outstanding for the periods. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Public Shares, by the weighted average number of Class B common stock outstanding for the periods.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 5,333,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to our Sponsor, generating gross proceeds of approximately $8.0 million. In addition, simultaneously with the closing of the sale of the Over-allotment Units, we consummated the sale of an additional 188,235 Private Placement Warrants in a private placement to our Sponsor, generating gross proceeds of approximately $282,000. Each Private Placement Warrant entitles the holder thereof to purchase one share of our Class A common stock at an exercise price of $11.50 per share. The sales of the Private Placement Warrants were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On July 30, 2019, we consummated the Initial Public Offering of 30,000,000 Units. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $300.0 million. Certain of our officers and directors purchased 200,000 of the 30,000,000 Units sold in the Initial Public Offering for an aggregate purchase price of $2.0 million. The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at $10.00 per Unit, less underwriting discounts and commissions. On September 4, 2019, the underwriters partially exercised the over-allotment option and, on September 6, 2019, the underwriters purchased the Over-allotment Units, generating gross proceeds of approximately $14.1 million. The over-allotment option subsequently expired.

On July 30, 2019, simultaneously with the closing of the Initial Public Offering, we completed the private sale of 5,333,333 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant to our Sponsor, generating gross proceeds of approximately $8.0 million. Simultaneously with the closing of the sale of the Over-allotment Units, we completed the private sale of an additional 188,235 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant to our Sponsor, generating gross proceeds of approximately $282,000.

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

From May 10, 2019 (inception) through September 30, 2019, we incurred approximately $17.7 million for costs and expenses related to the Initial Public Offering, including an up-front fee of approximately $6.24 million in deferred underwriting discounts and commissions and approximately $10.92 million in underwriting discounts and commissions, which amount will be payable upon consummation of the initial Business Combination. Prior to the closing of the Initial Public Offering, the Sponsor loaned us approximately $251,000 under the Note. We repaid this Note to our Sponsor on August 12, 2019. There has been no material change in the planned use of proceeds from the Initial Public Offering as described in our final prospectus filed with the SEC on July 29, 2019.

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

SWITCHBACK ENERGY ACQUISITION CORPORATION

Date: November 14, 2019	By:	/s/ Scott McNeill
	Name:	Scott McNeill
	Title:	Chief Executive Officer and Chief Financial Officer