Form 10-Q
period 2020-03-31
Switchback Energy Acquisition Corp
filed 2020-05-15
CIK 1777393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 15, 2020, 31,411,763 shares of Class A common stock, par value $0.0001 per share, and 7,852,941 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

SWITCHBACK ENERGY ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SWITCHBACK ENERGY ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets:
Current assets:
Cash	$174,516	$398,721
Prepaid expenses	339,902	374,286
Total current assets	514,418	773,007
Investments held in Trust Account	317,309,669	316,398,889
Total Assets	$317,824,087	$317,171,896

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$133,555	$200,971
Accrued expenses	81,394	-
Franchise tax payable	50,000	87,928
Income tax payable	688,774	479,064
Total current liabilities	953,723	767,963
Deferred underwriting commissions	10,924,117	10,924,117
Total liabilities	11,877,840	11,692,080

Commitments and Contingencies
Class A common stock, $0.0001 par value; 30,094,624 and 30,047,981 shares subject to possible redemption at $10.00 per share at March 31, 2020 and December 31, 2019, respectively	300,946,240	300,479,810

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,317,139 and 1,363,782 shares issued and outstanding (excluding 30,094,624 and 30,047,981 shares subject to possible redemption) at March 31, 2020 and December 31, 2019, respectively	132	136
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,852,941 shares issued and outstanding	785	785
Additional paid-in capital	3,753,087	4,219,513
Retained earnings	1,246,003	779,572
Total stockholders' equity	5,000,007	5,000,006
Total Liabilities and Stockholders' Equity	$317,824,087	$317,171,896

The accompanying notes are an integral part of these unaudited condensed financial statements.

SWITCHBACK ENERGY ACQUISITION CORPORATION

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

For the three months ended March 31, 2020

General and administrative expenses	$272,477
Franchise tax expense	50,000
Loss from operations	(322,477)
Gain on marketable securities, dividends and interest held in Trust Account	998,618
Income before income tax expense	676,141
Income tax expense	209,710
Net income	$466,431

Basic and diluted weighted average shares outstanding, Class A	31,411,763
Basic and diluted net income per share, Class A	$0.02
Basic and diluted weighted average shares outstanding, Class B	7,852,941
Basic and diluted net loss per share, Class B	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SWITCHBACK ENERGY ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the three months ended March 31, 2020
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2019	1,363,782	$136	7,852,941	$785	$4,219,513	$779,572	$5,000,006
Change in value of Class A common stock subject to possible redemption	(46,643)	(4)	-	-	(466,426)	-	(466,430)
Net income	-	-	-	-	-	466,431	466,431
Balance - March 31, 2020	1,317,139	$132	7,852,941	$785	$3,753,087	$1,246,003	$5,000,007

The accompanying notes are an integral part of these unaudited condensed financial statements.

SWITCHBACK ENERGY ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

For the three months ended March 31, 2020
Cash Flows from Operating Activities:
Net income	$466,431
Adjustments to reconcile net income to net cash used in operating activities:
Gain on marketable securities, dividends and interest held in Trust Account	(998,618)
Changes in operating assets and liabilities:
Prepaid expenses	34,384
Accounts payable	(67,416)
Accrued expenses	81,394
Franchise tax payable	(37,928)
Income tax payable	209,710
Net cash used in operating activities	(312,043)
Cash Flows from Investing Activities
Income released from Trust Account to pay taxes	87,838
Net cash provided by investing activities	87,838
Net change in cash	(224,205)
Cash - beginning of the period	398,721
Cash - end of the period	$174,516
Supplemental disclosure of noncash activities:
Change in value of Class A common stock subject to possible redemption	$466,430

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

As of March 31, 2020, the Company had not commenced any operations. All activity for the period from May 10, 2019 (inception) through March 31, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination.

The Company’s sponsor is NGP Switchback, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Initial Public Offering was declared effective on July 25, 2019. On July 30, 2019, the Company consummated the Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $300.0 million. The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at $10.00 per Unit, less underwriting discounts and commissions. On September 4, 2019, the underwriters partially exercised the over-allotment option and, on September 6, 2019, the underwriters purchased an additional 1,411,763 units (the “Over-allotment Units”), generating gross proceeds of approximately $14.1 million, and the remaining over-allotment option subsequently expired. The Company incurred offering costs of approximately of approximately $17.7 million, inclusive of $10.9 million in deferred underwriting commissions (Note 5).

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

The Company will provide holders of the Company’s outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering. In such case, the Company will only proceed with a Business Combination if, among other things, the Company has net tangible assets of at least $5,000,001 upon consummation of such Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020.

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

Going Concern Consideration

Through March 31, 2020, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 4) to the Sponsor, approximately $251,000 in loans from the Sponsor (which were fully repaid on August 12, 2019), and the net proceeds from the consummation of the Private Placement not held in the Trust Account.

As of March 31, 2020, the Company had approximately $175,000 in its operating bank account, approximately $3.2 million of gain on marketable securities, dividends and interest held in Trust Account available to fund a Business Combination (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), and a working capital deficit of approximately $439,000 (including approximately $739,000 in tax obligations, which will be paid using investment income held in Trust Account). In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). As of March 31, 2020, there were no amounts outstanding under any Working Capital Loan.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company may not have sufficient liquidity to meet its future obligations. Management has determined that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or for a minimum of one year from the date of issuance of these financial statements.

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of these financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting period. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the balance sheet, which management considered in formulating its estimate, could change due to one or more future events. Actual results could differ from these estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000. At March 31, 2020, the Company has not experienced losses on these accounts, and management believes that the Company is not exposed to significant risks on such accounts.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

As of March 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and taxes payable approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering in July and September 2019.

Shares of Class A Common Stock Subject to Possible Redemption

Shares of the Company’s Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of the Company’s Class A common stock (including shares of the Company’s Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of the Company’s Class A common stock are classified as stockholders’ equity. Shares of the Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2020 and December 31, 2019, 30,094,624 and 30,047,981 shares of the Company’s Class A common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and Private Placement to purchase an aggregate of 15,992,155 shares of the Company’s Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s unaudited condensed statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for the Company’s Class A common stock is calculated by dividing (i) the gain on marketable securities, dividends and interest held in Trust Account of approximately $999,000, net of applicable taxes and funds available to be withdrawn from the Trust Account for franchise and income tax obligations of approximately $260,000, resulting in an aggregate of approximately $739,000, by (ii) the weighted average number of shares of the Company’s Class A common stock outstanding for the period of 31,411,763 shares. Net loss per share, basic and diluted for the Company’s Class B common stock is calculated by dividing (i) the net income of approximately $466,000, less income attributable to Public Shares of approximately $739,000, resulting in a net loss of approximately $272,000, by (ii) the weighted average number of shares of the Company’s Class B common stock outstanding for the period of 7,852,941 shares.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2020, and December 31, 2019, the Company had a deferred tax asset of approximately $290,000 and $223,000, respectively, which had a full valuation allowance recorded against it of approximately $290,000 and $223,000, respectively.

For tax benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2020 and December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its financial statements and related disclosures.

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

Note 4 — Related Party Transactions

Founder Shares

On May 16, 2019, the Sponsor purchased 8,625,000 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 per share, for an aggregate price of $25,000. The Initial Stockholders agreed to forfeit up to 1,125,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture was adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On September 6, 2019, the underwriters purchased the Over-allotment Units, and the remaining over-allotment option subsequently expired. As a result, an aggregate of 772,059 Founder Shares were forfeited accordingly.

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,333,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating gross proceeds of approximately $8.0 million. Simultaneously with the closing of the sale of the Over-allotment Units, the Sponsor purchased an additional 188,235 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating gross proceeds of approximately $282,000.

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

Related Party Loans

On May 16, 2019, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover organizational expenses and expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the completion of the Initial Public Offering. The Company borrowed approximately $251,000 under the Note, and then repaid the Note in full to the Sponsor on August 12, 2019.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. To date, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date that the securities of the Company were first listed on the New York Stock Exchange and continuing until the earlier of the Company’s consummation of its initial Business Combination or the Company’s liquidation, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. The Company recorded an aggregate of $30,000 during the three months ended March 31, 2020 in general and administrative expenses in connection with the related agreement in the accompanying unaudited condensed statement of operations.

Note 5 — Commitments and Contingencies

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position, results of operations, financial position and cash flows may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares will be entitled to registration rights pursuant to a registration rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 6 — Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2020, and December 31, 2019, there were 31,411,763 shares of Class A common stock issued and outstanding, of which 30,094,624 and 30,047,981 shares of Class A common stock were classified outside of permanent equity, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock. In May 2019, the Company issued 8,625,000 shares of Class B common stock, including an aggregate of up to 1,125,000 shares of Class B common stock that were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option for the Initial Public Offering was not exercised in full. On September 6, 2019, the underwriters purchased the Over-allotment Units, and the remaining over-allotment option subsequently expired. As a result, an aggregate of 772,059 shares of Class B common stock were forfeited accordingly. As of March 31, 2020, and December 31, 2019, there were 7,852,941 shares of Class B common stock outstanding.

Prior to the initial Business Combination, only holders of the Company’s Class B common stock will have the right to vote on the election of directors. Holders of the Class A common stock will not be entitled to vote on the election of directors during such time. These provisions of the Certificate of Incorporation may only be amended if approved by a majority of at least 90% of the Company’s common stock. With respect to any other matter submitted to a vote of the Company’s stockholders, including any vote in connection with the initial Business Combination, except as required by applicable law or stock exchange rule, holders of the Company’s Class A common stock and holders of the Company’s Class B common stock will vote together as a single class, with each share entitling the holder to one vote.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2020, and December 31, 2019, there were no shares of preferred stock issued or outstanding.

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

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account
Money Market Funds	$317,309,669	$-	$-

December 31, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account
Money Market Funds	$316,398,889	$-	$-

Note 8 — Subsequent Events

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

The Registration Statement for our initial public offering (the “Public Offering”) was declared effective on July 25, 2019. On July 30, 2019, we consummated the Public Offering of 30,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $17.0 million, inclusive of $10.43 million in deferred underwriting commissions. Certain of our officers and directors purchased 200,000 (the “Affiliated Units”) of the 30,000,000 Units sold in the Public Offering for an aggregate purchase price of $2.0 million. The underwriters were granted a 45-day option from the date of the final prospectus relating to the Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at $10.00 per Unit, less underwriting discounts and commissions. On September 4, 2019, the underwriters partially exercised the over-allotment option and, on September 6, 2019, the underwriters purchased an additional 1,411,763 units (the “Over-allotment Units”), generating gross proceeds of approximately $14.1 million. The remaining over-allotment option subsequently expired.

Simultaneously with the closing of the Public Offering, we consummated the sale (the “Private Placement”) of 5,333,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to our Sponsor, generating gross proceeds of approximately $8.0 million. Simultaneously with the closing of the sale of the Over-allotment Units, our Sponsor purchased an additional 188,235 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating gross proceeds of approximately $282,000.

Approximately $314.1 million ($10.00 per Unit) of the net proceeds of the Public Offering (including the Over-allotment Units) and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the Trust Account as described below.

If we are unable to complete an initial business combination within 24 months from the closing of the Public Offering, or July 30, 2021, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our only activities from inception through March 31, 2020 related to our formation and the Public Offering, and, since the closing of the Public Offering, the search for a prospective initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as costs in the pursuit of our acquisition plans.

For the three months ended March 31, 2020, we had net income of approximately $466,000, which consisted of approximately $999,000 of gain on marketable securities, dividends and interest held in the Trust Account, offset by approximately $272,000 in general and administrative expenses, $50,000 in franchise tax expense, and approximately $210,000 in income tax expense.

Going Concern Consideration

As of March 31, 2020, we had approximately $175,000 in our operating bank account, approximately $3.2 million of gain on marketable securities, dividends and interest held in Trust Account available to fund a business combination (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), and a working capital deficit of approximately $439,000 (including approximately $739,000 in tax obligations, which will be paid using investment income held in Trust Account). In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of March 31, 2020, there were no amounts outstanding under any Working Capital Loan.

Our liquidity needs up to March 31, 2020 were satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of shares of our Class B common stock to our Sponsor (the “Founder Shares”), approximately $251,000 in loans from our Sponsor (which was fully repaid on August 12, 2019), and the net proceeds from the consummation of the Private Placement not held in the Trust Account.

Our management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, we intend to use these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

Contractual Obligations

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares will be entitled to registration rights pursuant to a registration rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

Except for the Affiliated Units, the underwriters were entitled to an underwriting discount of $0.20 per unit, or $5.96 million in the aggregate, paid upon closing of the Public Offering. An additional fee of approximately $282,000 in the aggregate was due in connection with the closing of the sale of the Over-allotment Units.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed on the New York Stock Exchange and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. We recorded an aggregate of $30,000 for the three months ended March 31, 2020 in general and administrative expenses in connection with the related agreement in the accompanying condensed statement of operations.

Critical Accounting Policies

Shares of Class A Common Stock Subject to Possible Redemption

Shares of our Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of our Class A common stock (including shares of our Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of our Class A common stock are classified as stockholders’ equity. Shares of our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2020 and December 31, 2019, 30,094,624 and 30,047,981 shares of our Class A common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the periods. We have not considered the effect of the warrants sold in the Public Offering (including the consummation of the over-allotment) and Private Placement to purchase an aggregate of 15,992,155 shares of our Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

Our unaudited condensed statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for our Class A common stock is calculated by dividing (i) the gain on marketable securities, dividends and interest held in the Trust Account of approximately $999,000, net of applicable taxes and funds available to be withdrawn from the Trust Account for franchise and income tax obligations of approximately $260,000, resulting in an aggregate of approximately $739,000, by (ii) the weighted average number of shares of our Class A common stock outstanding for the period of 31,411,763 shares. Net loss per share, basic and diluted for our Class B common stock is calculated by dividing (i) the net income of approximately $466,000, less income attributable to Public Shares of approximately $739,000, resulting in a net loss of approximately $272,000, by (ii) the weighted average number of shares of our Class B common stock outstanding for the period of 7,852,941 shares.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its financial statements and related disclosures.

We do not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Public Offering or until we otherwise no longer qualify as an “emerging growth company.”

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 30, 2020 (“2019 Annual Report”). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed in Part I, Item 1A “Risk Factors” in our 2019 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Use of Proceeds

On July 30, 2019, we consummated the Public Offering of 30,000,000 Units. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $300.0 million. Certain of our officers and directors purchased 200,000 of the 30,000,000 Units sold in the Public Offering for an aggregate purchase price of $2.0 million. The underwriters were granted a 45-day option from the date of the final prospectus relating to the Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at $10.00 per Unit, less underwriting discounts and commissions. On September 4, 2019, the underwriters partially exercised the over-allotment option and, on September 6, 2019, the underwriters purchased 1,411,763 of the Over-allotment Units, generating gross proceeds of approximately $14.1 million. The remaining over-allotment option subsequently expired.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWITCHBACK ENERGY ACQUISITION CORPORATION

Date: May 15, 2020	By:	/s/ Scott McNeill
	Name:	Scott McNeill
	Title:	Chief Executive Officer and Chief Financial Officer