Form 10-Q
period 2020-06-30
Switchback Energy Acquisition Corp
filed 2020-08-13
CIK 1777393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 12, 2020, 31,411,763 shares of Class A common stock, par value $0.0001 per share, and 7,852,941 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

SWITCHBACK ENERGY ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2020 (Unaudited) and December 31, 2019	1

	Condensed Statements of Operations for the three and six months ended June 30, 2020 and for the period from May 10, 2019 (inception) through June 30, 2019 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2020 and for the period from May 10, 2019 (inception) through June 30, 2019 (Unaudited)	3

	Condensed Statements of Cash Flows for the six months ended June 30, 2020 and for the period from May 10, 2019 (inception) through June 30, 2019 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

SIGNATURES		23

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SWITCHBACK ENERGY ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets:
Current assets:
Cash	$42,465	$398,721
Prepaid expenses	245,011	374,286
Total current assets	287,476	773,007
Investments held in Trust Account	317,439,598	316,398,889
Total Assets	$317,727,074	$317,171,896

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$66,636	$200,971
Accrued expenses	81,394	-
Accrued expenses - related party	16,795	-
Franchise tax payable	100,000	87,928
Income tax payable	716,059	479,064
Total current liabilities	980,884	767,963
Deferred underwriting commissions	10,924,117	10,924,117
Total liabilities	11,905,001	11,692,080

Commitments and Contingencies
Class A common stock, $0.0001 par value; 30,082,207 and 30,047,981 shares subject to possible redemption at $10.00 per share at June 30, 2020 and December 31, 2019, respectively	300,822,070	300,479,810

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,329,556 and 1,363,782 shares issued and outstanding (excluding 30,082,207 and 30,047,981 shares subject to possible redemption) at June 30, 2020 and December 31, 2019, respectively	133	136
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,852,941 shares issued and outstanding	785	785
Additional paid-in capital	3,877,256	4,219,513
Retained earnings	1,121,829	779,572
Total stockholders' equity	5,000,003	5,000,006
Total Liabilities and Stockholders' Equity	$317,727,074	$317,171,896

The accompanying notes are an integral part of these unaudited condensed financial statements.

SWITCHBACK ENERGY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended June 30, 2020	For the period from May 10, 2019 (inception) through June 30, 2019	For the six months ended June 30, 2020
General and administrative expenses	$176,818	$56,219	$449,295
Franchise tax expense	50,000	-	100,000
Loss from operations	(226,818)	(56,219)	(549,295)
Gain on marketable securities, dividends and interest held in Trust Account	129,929	-	1,128,547
Income (loss) before income tax expense	(96,889)	(56,219)	579,252
Income tax expense	27,285	-	236,995
Net income (loss)	$(124,174)	$(56,219)	$342,257

Basic and diluted weighted average shares outstanding, Class A	31,411,763	-	31,411,763
Basic and diluted net income per share, Class A	$0.00	$-	$0.03
Basic and diluted weighted average shares outstanding, Class B(1)	7,852,941	7,500,000	7,852,941
Basic and diluted net loss per share, Class B	$(0.02)	$(0.01)	$(0.06)

(1)	As of June 30, 2019, the number excluded an aggregate of up to 1,125,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On September 6, 2019, the underwriters partially purchased the over-allotment units, and the remaining over-allotment option subsequently expired. As a result, an aggregate of 772,059 Founder Shares were forfeited accordingly.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SWITCHBACK ENERGY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the three and six months ended June 30, 2020
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2019	1,363,782	$136	7,852,941	$785	$4,219,513	$779,572	$5,000,006
Change in value of Class A common stock subject to possible redemption	(46,643)	(4)	-	-	(466,426)	-	(466,430)
Net income	-	-	-	-	-	466,431	466,431
Balance - March 31, 2020	1,317,139	$132	7,852,941	$785	$3,753,087	$1,246,003	$5,000,007
Change in value of Class A common stock subject to possible redemption	12,417	1	-	-	124,169	-	124,170
Net loss	-	-	-	-	-	(124,174)	(124,174)
Balance - June 30, 2020	1,329,556	$133	7,852,941	$785	$3,877,256	$1,121,829	$5,000,003

	For the period from May 10, 2019 (Inception) through June 30, 2019
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - May 10, 2019 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor (1)	-	-	8,625,000	863	24,137	-	25,000
Net loss	-	-	-	-	-	(56,219)	(56,219)
Balance - June 30, 2019	-	$-	8,625,000	$863	$24,137	$(56,219)	$(31,219)

(1)	As of June 30, 2019, the number includes up to 1,125,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On September 6, 2019, the underwriters partially purchased the over-allotment units, and the remaining over-allotment option subsequently expired. As a result, an aggregate of 772,059 Founder Shares were forfeited accordingly.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SWITCHBACK ENERGY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30, 2020	For the period from May 10, 2019 (inception) through June 30, 2019
Cash Flows from Operating Activities:
Net income (loss)	$342,257	$(56,219)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on marketable securities, dividends and interest held in Trust Account	(1,128,547)	-
Changes in operating assets and liabilities:
Prepaid expenses	129,275	-
Accounts payable	(134,335)	6,023
Accrued expenses	81,394	50,109
Accrued expenses - related party	16,795	-
Franchise tax payable	12,072	-
Income tax payable	236,995	-
Net cash used in operating activities	(444,094)	(87)

Cash Flows from Investing Activities
Income released from Trust Account to pay taxes	87,838	-
Net cash provided by investing activities	87,838	-

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds received under note payable from related party	-	41,814
Net cash provided by financing activities	-	66,814

Net change in cash	(356,256)	66,727

Cash - beginning of the period	398,721	-
Cash - end of the period	$42,465	$66,727

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$-	$228,954
Offering costs included in accounts payable	$-	$3,052
Offering costs paid by related party under note payable from related party	$-	$84,410
Change in value of Class A common stock subject to possible redemption	$342,260	$-

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

As of June 30, 2020, the Company had not commenced any operations. All activity for the period from May 10, 2019 (inception) through June 30, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination.

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

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

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

Going Concern Consideration

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. Through June 30, 2020, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 4) to the Sponsor, approximately $251,000 in loans from the Sponsor (which were fully repaid on August 12, 2019), and the net proceeds from the consummation of the Private Placement not held in the Trust Account.

As of June 30, 2020, the Company had approximately $42,000 in its operating bank account, approximately $3.4 million of gain on marketable securities, dividends and interest held in Trust Account available to fund a Business Combination (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), and a working capital deficit of approximately $693,000 (including approximately $816,000 in tax obligations, which will be paid using investment income held in the Trust Account). In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). As of June 30, 2020, there were no amounts outstanding under any Working Capital Loan.

Management has determined that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or for a minimum of one year from the date of issuance of these unaudited condensed financial statements. However, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate and dissolve after July 30, 2021.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000, and investments held in the Trust Account. At June 30, 2020, the Company has not experienced losses on these accounts, and management believes that the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of June 30, 2020 is comprised of money market funds which invest only in direct U.S. government treasury obligations.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

As of June 30, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and taxes payable approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less, or in money market funds which invest only in direct U.S. government treasury obligations, and are recognized at fair value. The fair value for trading securities is determined using quoted market prices in active markets.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering in July and September 2019.

Shares of Class A Common Stock Subject to Possible Redemption

Shares of the Company’s Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of the Company’s Class A common stock (including shares of the Company’s Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of the Company’s Class A common stock are classified as stockholders’ equity. Shares of the Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2020 and December 31, 2019, 30,082,207 and 30,047,981 shares of the Company’s Class A common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

The Company’s unaudited condensed statements of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for the Company’s Class A common stock for the three months ended June 30, 2020 is calculated by dividing (i) the gain on marketable securities, dividends and interest held in Trust Account of approximately $130,000, net of applicable taxes and funds available to be withdrawn from the Trust Account for franchise and income tax obligations of approximately $77,000, resulting in an aggregate of approximately $53,000, by (ii) the weighted average number of shares of the Company’s Class A common stock outstanding for the period of 31,411,763 shares. Net loss per share, basic and diluted for the Company’s Class B common stock for the three months ended June 30, 2020 is calculated by dividing (i) the net loss of approximately $124,000, less income attributable to Public Shares of approximately $53,000, resulting in a net loss of approximately $177,000, by (ii) the weighted average number of shares of the Company’s Class B common stock outstanding for the period of 7,852,941 shares.

Net loss per share of common stock for the period from May 10, 2019 (inception) through June 30, 2019 is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. At June 30, 2019, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Net income per share, basic and diluted for the Company’s Class A common stock for the six months ended June 30, 2020 is calculated by dividing (i) the gain on marketable securities, dividends and interest held in Trust Account of approximately $1.1 million, net of applicable taxes and funds available to be withdrawn from the Trust Account for franchise and income tax obligations of approximately $337,000, resulting in an aggregate of approximately $792,000, by (ii) the weighted average number of shares of the Company’s Class A common stock outstanding for the period of 31,411,763 shares. Net loss per share, basic and diluted for the Company’s Class B common stock for the six months ended June 30, 2020 is calculated by dividing (i) the net income of approximately $342,000, less income attributable to Public Shares of approximately $792,000, resulting in a net loss of approximately $449,000, by (ii) the weighted average number of shares of the Company’s Class B common stock outstanding for the period of 7,852,941 shares.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2020, and December 31, 2019, the Company had a deferred tax asset of approximately $338,000 and $223,000, respectively, which had a full valuation allowance recorded against it of approximately $338,000 and $223,000, respectively.

For tax benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2020 and December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on the Company’s unaudited condensed financial statements.

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

Administrative Services Agreement

Commencing on the date that the securities of the Company were first listed on the New York Stock Exchange and continuing until the earlier of the Company’s consummation of its initial Business Combination or the Company’s liquidation, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. The Company recorded an aggregate of $30,000 and $60,000 during the three and six months ended June 30, 2020, respectively, in general and administrative expenses in connection with the related agreement in the accompanying unaudited condensed statements of operations. As of June 30, 2020, the Company recorded an aggregate of approximately $17,000 in related party accrued expenses.

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

Note 6 — Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2020, and December 31, 2019, there were 31,411,763 shares of Class A common stock issued and outstanding, of which 30,082,207 and 30,047,981 shares of Class A common stock were classified outside of permanent equity, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock. In May 2019, the Company issued 8,625,000 shares of Class B common stock, including an aggregate of up to 1,125,000 shares of Class B common stock that were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option for the Initial Public Offering was not exercised in full. On September 6, 2019, the underwriters purchased the Over-allotment Units, and the remaining over-allotment option subsequently expired. As a result, an aggregate of 772,059 shares of Class B common stock were forfeited accordingly. As of June 30, 2020, and December 31, 2019, there were 7,852,941 shares of Class B common stock outstanding.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2020, and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless” basis, and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Note 7 — Fair Value Measurements

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account
Money Market Funds	$317,439,598	$-	$-

December 31, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account
Money Market Funds	$316,398,889	$-	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. There were no transfers between levels of the hierarchy for the three and six months ended June 30, 2020.

Note 8 — Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the unaudited condensed financial statements were available for issuance require potential adjustment to or disclosure in the unaudited condensed financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

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

Approximately $314.1 million ($10.00 per Unit) of the net proceeds of the Public Offering (including the Over-allotment Units) and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the Trust Account as described below.If we are unable to complete an initial business combination within 24 months from the closing of the Public Offering, or July 30, 2021, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our only activities from inception through June 30, 2020 related to our formation and the Public Offering, and, since the closing of the Public Offering, the search for a prospective initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as costs in the pursuit of our acquisition plans.

For the three months ended June 30, 2020, we had a net loss of approximately $124,000, which consisted of approximately $130,000 of gain on marketable securities, dividends and interest held in Trust Account, offset by approximately $177,000 in general and administrative expenses, $50,000 in franchise tax expense, and approximately $27,000 in income tax expense.

For the period from May 10, 2019 (inception) through June 30, 2019, we had a net loss of approximately $56,000, which consisted solely of approximately $56,000 in general and administrative expenses.

For the six months ended June 30, 2020, we had net income of approximately $342,000, which consisted of approximately $1.1 million of gain on marketable securities, dividends and interest held in Trust Account, offset by approximately $449,000 in general and administrative expenses, $100,000 in franchise tax expense, and approximately $237,000 in income tax expense.

Going Concern Consideration

Our unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2020, we had approximately $42,000 in our operating bank account, approximately $3.4 million of gain on marketable securities, dividends and interest held in Trust Account available to fund a business combination (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), and a working capital deficit of approximately $693,000 (including approximately $816,000 in tax obligations, which will be paid using investment income held in Trust Account). In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of June 30, 2020, there were no amounts outstanding under any Working Capital Loan.

Our liquidity needs up to June 30, 2020 were satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of shares of our Class B common stock to our Sponsor (the “Founder Shares”), approximately $251,000 in loans from our Sponsor (which was fully repaid on August 12, 2019), and the net proceeds from the consummation of the Private Placement not held in the Trust Account.

Management has determined that the Company has access to funds from our Sponsor that are sufficient to fund our working capital needs until the consummation of an initial business combination or for a minimum of one year from the date of issuance of the unaudited condensed financial statements. However, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate and dissolve after July 30, 2021.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed on the New York Stock Exchange and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. We recorded an aggregate of $30,000 and $60,000 for the three and six months ended June 30, 2020, respectively, in general and administrative expenses in connection with the related agreement in the accompanying condensed statements of operations. As of June 30, 2020, we recorded an aggregate of approximately $17,000 in related party accrued expenses.

Critical Accounting Policies

Shares of Class A Common Stock Subject to Possible Redemption

Shares of our Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of our Class A common stock (including shares of our Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of our Class A common stock are classified as stockholders’ equity. Shares of our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2020 and December 31, 2019, 30,082,207 and 30,047,981 shares of our Class A common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

Our unaudited condensed statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for our Class A common stock for the three months ended June 30, 2020 is calculated by dividing (i) the gain on marketable securities, dividends and interest held in Trust Account of approximately $130,000, net of applicable taxes and funds available to be withdrawn from the Trust Account for franchise and income tax obligations of approximately $77,000, resulting in an aggregate of approximately $53,000, by (ii) the weighted average number of shares of our Class A common stock outstanding for the period of 31,411,763 shares. Net loss per share, basic and diluted for our Class B common stock for the three months ended June 30, 2020 is calculated by dividing (i) the net loss of approximately $124,000, less income attributable to Public Shares of approximately $53,000, resulting in a net loss of approximately $177,000, by (ii) the weighted average number of shares of our Class B common stock outstanding for the period of 7,852,941 shares.

Net loss per share of common stock for the period from May 10, 2019 (inception) through June 30, 2019 is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. At June 30, 2019, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Net income per share, basic and diluted for our Class A common stock for the six months ended June 30, 2020 is calculated by dividing (i) the gain on marketable securities, dividends and interest held in Trust Account of approximately $1.1 million, net of applicable taxes and funds available to be withdrawn from the Trust Account for franchise and income tax obligations of approximately $337,000, resulting in an aggregate of approximately $792,000, by (ii) the weighted average number of shares of our Class A common stock outstanding for the period of 31,411,763 shares. Net loss per share, basic and diluted for our Class B common stock for the six months ended June 30, 2020 is calculated by dividing (i) the net income of approximately $342,000, less income attributable to Public Shares of approximately $792,000, resulting in a net loss of approximately $449,000, by (ii) the weighted average number of shares of our Class B common stock outstanding for the period of 7,852,941 shares.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 30, 2020 (“2019 Annual Report”). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. Except as noted below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes in the risk factors discussed in Part I, Item 1A “Risk Factors” in our 2019 Annual Report.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. Treasury securities with an original maturity of 185 days or less, or in money market funds which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we are permitted to use for payment of our franchise and income tax obligations and up to $100,000 of dissolution expenses) would be reduced. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders will be entitled to receive their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses). Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

On May 16, 2019, our Sponsor purchased an aggregate of 8,625,000 Founder Shares for $25,000, or approximately $0.003 per share. The Founder Shares will automatically convert into shares of our Class A common stock at the time of our initial business combination. On July 25, 2019, our Sponsor transferred an aggregate of 80,000 Founder Shares to two of our independent directors at their original purchase price. In September 2019, our Sponsor forfeited an aggregate of 772,059 Founder Shares. On July 31, 2020, our Sponsor transferred an aggregate of 40,000 Founder Shares to our third independent director at their original purchase price. The Founder Shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

SWITCHBACK ENERGY ACQUISITION CORPORATION

Date: August 13, 2020	By:	/s/ Scott McNeill
	Name:	Scott McNeill
	Title:	Chief Executive Officer and Chief Financial Officer