Form 10-Q
period 2020-09-30
Switchback Energy Acquisition Corp
filed 2020-11-16
CIK 1777393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 16, 2020, 31,411,763 shares of Class A common stock, par value $0.0001 per share, and 7,852,941 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

SWITCHBACK ENERGY ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2020 (Unaudited) and December 31, 2019	1

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 and for the period from May 10, 2019 (inception) through September 30, 2019 (Unaudited)	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2020 and for the period from May 10, 2019 (inception) through September 30, 2019 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and for the period from May 10, 2019 (inception) through September 30, 2019 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

SIGNATURES		28

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SWITCHBACK ENERGY ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets:
Current assets:
Cash	$11,392	$398,721
Prepaid expenses	191,202	374,286
Total current assets	202,594	773,007
Investments held in Trust Account	316,984,659	316,398,889
Total Assets	$317,187,253	$317,171,896

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$70,857	$200,971
Accrued expenses	596,394	-
Accrued expenses - related party	46,045	-
Due to related party	129,360	-
Franchise tax payable	150,000	87,928
Income tax payable	241,322	479,064
Total current liabilities	1,233,978	767,963
Deferred underwriting commissions	10,924,117	10,924,117
Total liabilities	12,158,095	11,692,080

Commitments and Contingencies
Class A common stock, $0.0001 par value; 30,002,915 and 30,047,981 shares subject to possible redemption at $10.00 per share at September 30, 2020 and December 31, 2019, respectively	300,029,150	300,479,810

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,408,848 and 1,363,782 shares issued and outstanding (excluding 30,002,915 and 30,047,981 shares subject to possible redemption) at September 30, 2020 and December 31, 2019, respectively	141	136
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,852,941 shares issued and outstanding	785	785
Additional paid-in capital	4,670,168	4,219,513
Retained earnings	328,914	779,572
Total stockholders' equity	5,000,008	5,000,006
Total Liabilities and Stockholders' Equity	$317,187,253	$317,171,896

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SWITCHBACK ENERGY ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30, 2020	For the three months ended September 30, 2019	For the nine months ended September 30, 2020	For the period from May 10, 2019 (inception) through September 30, 2019

General and administrative expenses	$762,713	$535,032	$1,212,008	$591,251
Franchise tax expense	50,000	78,356	150,000	78,356
Loss from operations	(812,713)	(613,388)	(1,362,008)	(669,607)
Gain on marketable securities, dividends and interest held in Trust Account	25,061	1,001,584	1,153,608	1,001,584
Income (loss) before income tax expense	(787,652)	388,196	(208,400)	331,977
Income tax expense	5,263	193,585	242,258	193,585
Net income (loss)	$(792,915)	$194,611	$(450,658)	$138,392

Basic and diluted weighted average shares outstanding, Class A	31,411,763	30,627,450	31,411,763	30,627,450
Basic and diluted net income per share, Class A	$-	$0.02	$0.02	$0.02
Basic and diluted weighted average shares outstanding, Class B	7,852,941	7,852,941	7,852,941	7,852,941
Basic and diluted net loss per share, Class B	$(0.10)	$(0.07)	$(0.15)	$(0.08)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SWITCHBACK ENERGY ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the nine months ended September 30, 2020
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2019	1,363,782	$136	7,852,941	$785	$4,219,513	$779,572	$5,000,006
Change in value of Class A common stock subject to possible redemption	(46,643)	(4)	-	-	(466,426)	-	(466,430)
Net income	-	-	-	-	-	466,431	466,431
Balance - March 31, 2020	1,317,139	$132	7,852,941	$785	$3,753,087	$1,246,003	$5,000,007
Change in value of Class A common stock subject to possible redemption	12,417	1	-	-	124,169	-	124,170
Net loss	-	-	-	-	-	(124,174)	(124,174)
Balance - June 30, 2020	1,329,556	$133	7,852,941	$785	$3,877,256	$1,121,829	$5,000,003
Change in value of Class A common stock subject to possible redemption	79,292	8	-	-	792,912	-	792,920
Net loss	-	-	-	-	-	(792,915)	(792,915)
Balance - September 30, 2020	1,408,848	$141	7,852,941	$785	$4,670,168	$328,914	$5,000,008

	For the period from May 10, 2019 (Inception) through September 30, 2019
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - May 10, 2019 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	8,625,000	863	24,137	-	25,000
Net loss	-	-	-	-	-	(56,219)	(56,219)
Balance - June 30, 2019	-	$-	8,625,000	$863	$24,137	$(56,219)	$(31,219)
Sale of units in initial public offering, gross	31,411,763	3,141	-	-	314,114,489	-	314,117,630
Offering costs	-	-	-	-	(17,724,739)	-	(17,724,739)
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	8,282,353	-	8,282,353
Forfeiture of Class B common stock	-	-	(772,059)	(78)	78	-	-
Class A common stock subject to possible redemption	(29,983,863)	(2,998)	-	-	(299,835,632)	-	(299,838,630)
Net income	-	-	-	-	-	194,611	194,611
Balance - September 30, 2019	1,427,900	143	7,852,941	785	4,860,686	138,392	5,000,006

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SWITCHBACK ENERGY ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30, 2020	For the period from May 10, 2019 (inception) through September 30, 2019

Cash Flows from Operating Activities:
Net income (loss)	$(450,658)	$138,392
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related parties	9,360	125,151
Gain on marketable securities, dividends and interest held in Trust Account	(1,153,608)	(1,001,583)
Changes in operating assets and liabilities:
Prepaid expenses	183,084	(306,689)
Accounts payable	(130,114)	101,360
Accrued expenses	596,394	-
Accrued expenses - related party	46,045	10,000
Franchise tax payable	62,072	78,356
Income tax payable	(237,742)	193,585
Net cash used in operating activities	(1,075,167)	(661,428)

Cash Flows from Investing Activities
Cash deposited in Trust Account	-	(314,117,630)
Income released from Trust Account to pay taxes	567,838	-
Net cash provided by (used in) investing activities	567,838	(314,117,630)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Repayment of loans from related party	-	(251,375)
Proceeds received from related party	120,000	-
Proceeds received from initial public offering, gross	-	314,117,630
Proceeds received from private placement	-	8,282,353
Offering costs paid	-	(6,574,897)
Net cash provided by financing activities	120,000	315,598,711

Net change in cash	(387,329)	819,653

Cash - beginning of the period	398,721	-
Cash - end of the period	$11,392	$819,653

Supplemental disclosure of noncash activities:
Cash paid for income taxes	$480,000	$-
Offering costs included in accrued expenses	$-	$85,000
Offering costs included in accounts payable	$-	$14,501
Offering costs paid by related party under note payable from related party	$-	$126,224
Deferred underwriting commissions	$-	$10,924,117
Forfeiture of Class B common stock	$-	$78
Change in value of Class A common stock subject to possible redemption	$(450,660)	$299,848,630

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SWITCHBACK ENERGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from May 10, 2019 (inception) through September 30, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination.

In September 2020, in connection with the Proposed Transactions (as defined and described below), the Company formed Lightning Merger Sub Inc., a Delaware corporation, as a wholly owned direct subsidiary of the Company.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020 or any future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020.

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

Proposed Business Combination

On September 23, 2020, Lightning Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), ChargePoint, Inc., a Delaware corporation (the “ChargePoint”), and the Company entered into a business combination agreement and plan of reorganization (the “Business Combination Agreement”), pursuant to which, among other things, Merger Sub will be merged with and into ChargePoint (the “Merger,” together with the other transactions related thereto, the “Proposed Transactions”), with ChargePoint surviving the Merger as a wholly owned subsidiary of the Company (the “Surviving Corporation”).

ChargePoint has delivered to the Company a Stockholder Support Agreement (the “Support Agreement”), pursuant to which, among other things, certain ChargePoint stockholders (the “Written Consent Parties”), whose ownership interests collectively represent outstanding shares of ChargePoint’s common stock (“ChargePoint Common Stock”) and ChargePoint’s preferred stock (voting on an as-converted basis) sufficient to approve the Merger on behalf of ChargePoint, will agree to support the approval and adoption of the transactions contemplated by the Business Combination Agreement, including agreeing to execute a written consent approving the Business Combination Agreement, the Merger and all other transactions contemplated by the Business Combination Agreement within 48 hours of a registration statement on Form S-4 (the “Registration Statement”) becoming effective. The Support Agreement will terminate upon the earlier to occur of: (i) the effective time of the Merger (the “Effective Time”), (ii) the date of the termination of the Business Combination Agreement in accordance with its terms and (iii) the effective date of a written agreement of the Company and the Written Consent Parties terminating the Support Agreement.

In connection with the closing of the Merger (the “Closing”), that certain Registration Rights Agreement (as defined below) dated July 25, 2019 (the “IPO Registration Rights Agreement”) will be amended and restated and the Company, certain persons and entities holding securities of the Company prior to the Closing (the “Initial Holders”) and certain persons and entities receiving the Company’s Class A Common Stock or instruments exercisable for the Company’s Class A Common Stock in connection with the Merger (the “New Holders” and together with the Initial Holders, the “Reg Rights Holders”) will enter into that amended and restated IPO Registration Rights Agreement attached as an exhibit to the Business Combination Agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company will agree that, within 15 business days after the Closing, the Company will file with the SEC (at the Company’s sole cost and expense) a registration statement registering the resale of certain securities held by or issuable to the Initial Holders and the New Holders (the “Resale Registration Statement”), and the Company will use its commercially reasonable efforts to have the Resale Registration Statement become effective as soon as reasonably practicable after the filing thereof. In certain circumstances, the Reg Rights Holders can demand up to four underwritten offerings and will be entitled to customary piggyback registration rights.

Concurrently with ChargePoint entering into the Business Combination Agreement, certain stockholders of ChargePoint, whose ownership interests represent 92.2% of the outstanding ChargePoint Common Stock (voting on an as-converted basis) in the aggregate, have agreed, subject to certain customary exceptions, not to effect any (a) direct or indirect sale, assignment, encumbrance, pledge, hypothecation, disposition, loan or other transfer, or entry into any agreement with respect to any sale, assignment, encumbrance, pledge, hypothecation, disposition, loan or other transfer, with respect to any shares of the Company’s Class A Common Stock held by them immediately after the Effective Time, including any shares of the Company’s Class A Common Stock issuable upon the exercise of options or warrants to purchase shares of the Company’s Class A Common Stock held by them immediately following the Closing or (b) publicly announce any intention to effect any transaction specified in clause (a), in each case, for six months after the Closing.

In connection with the execution of the Business Combination Agreement, the Initial Stockholders entered into a letter agreement (the “Founders Stock Letter”) with the Company pursuant to which, among other things, the Initial Stockholders will, (i) subject to the satisfaction of the conditions to Closing set forth in the Business Combination Agreement, immediately prior to the Closing, surrender to the Company, for no consideration and as a capital contribution to the Company, 984,706 of Founders Shares held by them (on a pro rata basis), whereupon such Founder Shares will be immediately canceled and (ii) upon and subject to the Closing, subject 900,000 Founder Shares (including any shares of the Company’s Class A Common Stock issued in exchange therefor in the Merger, the “Founder Earn Back Shares”) held by them (on a pro rata basis) to potential forfeiture, if the volume-weighted average closing sale price of one share of the Company’s Class A Common Stock quoted on the New York Stock Exchange (or the exchange on which the shares of the Company’s Class A Common Stock are then listed) is greater than or equal to $12.00 for any ten trading days within any twenty consecutive trading day period within the five-year period following the Closing. The Founders Stock Letter also provides that the Sponsor will bear any transaction costs in excess of $20,000,000 that are allocable to the Company in accordance with the Business Combination Agreement, excluding any costs associated with the PIPE (as defined below).

In connection with the execution of the Business Combination Agreement, on September 23, 2020, the Company entered into separate subscription agreements (collectively, the “Subscription Agreements”) with a number of investors (collectively, the “Subscribers”), pursuant to which the Subscribers agreed to purchase, and the Company agreed to sell to the Subscribers, an aggregate of 22,500,000 shares of the Company’s Class A Common Stock for a purchase price of $10.00 per share and an aggregate purchase price of $225,000,000, in a private placement (the “PIPE”).

Going Concern Consideration

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. Through September 30, 2020, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 4) to the Sponsor, approximately $251,000 in loans from the Sponsor (which were fully repaid on August 12, 2019), and the net proceeds from the consummation of the Private Placement not held in the Trust Account.

As of September 30, 2020, the Company had approximately $11,000 in its operating bank account, approximately $2.9 million of gain on marketable securities, dividends and interest held in Trust Account available to fund a Business Combination (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), and a working capital deficit of approximately $1.0 million (including approximately $391,000 in tax obligations, which will be paid using investment income held in the Trust Account). In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors intend to, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). As of September 30, 2020, there were no amounts outstanding under any Working Capital Loan.

Management has determined that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or for a minimum of one year from the date of issuance of these unaudited condensed consolidated financial statements. However, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s mandatory liquidation and subsequent dissolution, should the Company be unable to consummate a Business Combination by July 2021, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate and dissolve after July 30, 2021.

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting period. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the balance sheet, which management considered in formulating its estimate, could change due to one or more future events. Actual results could differ from these estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000, and investments held in the Trust Account. At September 30, 2020, the Company has not experienced losses on these accounts, and management believes that the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of September 30, 2020 are comprised of money market funds which invest only in direct U.S. government treasury obligations.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Merger Sub, at September 30, 2020. All significant inter-company transactions and balances have been eliminated in consolidation.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in Trust Account in the accompanying unaudited condensed consolidated statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

As of September 30, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and taxes payable approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less, or in money market funds which invest only in direct U.S. government treasury obligations, and are recognized at fair value. The fair value for trading securities is determined using quoted market prices in active markets.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering in July and September 2019.

Shares of Class A Common Stock Subject to Possible Redemption

Shares of the Company’s Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of the Company’s Class A common stock (including shares of the Company’s Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of the Company’s Class A common stock are classified as stockholders’ equity. Shares of the Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020 and December 31, 2019, 30,002,915 and 30,047,981 shares of the Company’s Class A common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

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

The Company’s unaudited condensed consolidated statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for the Company’s Class A common stock for the three months ended September 30, 2020 is calculated by dividing (i) the gain on marketable securities, dividends and interest held in Trust Account of approximately $25,000, net of applicable taxes and funds available to be withdrawn from the Trust Account for franchise and income tax obligations of approximately $25,000, resulting in net income of $0, by (ii) the weighted average number of shares of the Company’s Class A common stock outstanding for the period of 31,411,763 shares. Net loss per share, basic and diluted for the Company’s Class B common stock for the three months ended September 30, 2020 is calculated by dividing (i) the net loss of approximately $793,000, less income attributable to Public Shares of $0, resulting in a net loss of approximately $793,000, by (ii) the weighted average number of shares of the Company’s Class B common stock outstanding for the period of 7,852,941 shares.

Net income per share, basic and diluted for the Company’s Class A common stock for the three months ended September 30, 2019 is calculated by dividing (i) the gain on marketable securities, dividends and interest held in Trust Account of approximately $1.0 million, net of applicable taxes and funds available to be withdrawn from the Trust Account for franchise and income tax obligations of approximately $272,000, resulting in an aggregate of approximately $730,000, by (ii) the weighted average number of shares of the Company’s Class A common stock outstanding for the period of 30,627,450 shares. Net loss per share, basic and diluted for the Company’s Class B common stock for the three months ended September 30, 2019 is calculated by dividing (i) the net income of approximately $195,000, less income attributable to Public Shares of approximately $730,000, resulting in a net loss of approximately $535,000, by (ii) the weighted average number of shares of the Company’s Class B common stock outstanding for the period of 7,852,941 shares.

Net income per share, basic and diluted for the Company’s Class A common stock for the nine months ended September 30, 2020 is calculated by dividing (i) the gain on marketable securities, dividends and interest held in Trust Account of approximately $1.2 million, net of applicable taxes and funds available to be withdrawn from the Trust Account for franchise and income tax obligations of approximately $392,000, resulting in an aggregate of approximately $761,000, by (ii) the weighted average number of shares of the Company’s Class A common stock outstanding for the period of 31,411,763 shares. Net loss per share, basic and diluted for the Company’s Class B common stock for the nine months ended September 30, 2020 is calculated by dividing (i) the net loss of approximately $451,000, less income attributable to Public Shares of approximately $761,000, resulting in a net loss of approximately $1.2 million, by (ii) the weighted average number of shares of the Company’s Class B common stock outstanding for the period of 7,852,941 shares.

Net income per share, basic and diluted for the Company’s Class A common stock for the period from May 10, 2019 (inception) through September 30, 2019 is calculated by dividing (i) the gain on marketable securities, dividends and interest held in Trust Account of approximately $1.0 million, net of applicable taxes and funds available to be withdrawn from the Trust Account for franchise and income tax obligations of approximately $272,000, resulting in an aggregate of approximately $730,000, by (ii) the weighted average number of shares of the Company’s Class A common stock outstanding for the period of 30,627,450 shares. Net loss per share, basic and diluted for the Company’s Class B common stock for the period from May 10, 2019 (inception) through September 30, 2019 is calculated by dividing (i) the net income of approximately $138,000, less income attributable to Public Shares of approximately $730,000, resulting in a net loss of approximately $591,000, by (ii) the weighted average number of shares of the Company’s Class B common stock outstanding for the period of 7,852,941 shares.

Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2020, approximately $5,000 and $242,000 were recorded as income tax expense, respectively. The Company’s effective tax rates for the three and nine months ended September 30, 2020 were negative 1% and 116%, respectively, which differ from the expected income tax rate due to the start-up costs which are not deductible.

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2020, and December 31, 2019, the Company had a deferred tax asset of approximately $509,000 and $223,000, respectively, which had a full valuation allowance recorded against it of approximately $509,000 and $223,000, respectively.

For tax benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020 and December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

The Founder Shares are also subject to the Founders Stock Letter described in Note 1.

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

During the three months ended September 30, 2020, the Sponsor advanced approximately $129,000 to the Company to fund general administrative expenses

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

Administrative Services Agreement

Commencing on the date that the securities of the Company were first listed on the New York Stock Exchange and continuing until the earlier of the Company’s consummation of its initial Business Combination or the Company’s liquidation, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. The Company recorded an aggregate of $30,000 and $90,000 during the three and nine months ended September 30, 2020, respectively, as well as an aggregate of $20,000 during the three months ended September 30, 2019 and for the period from May 10, 2019 (inception) through September 30, 2019, in general and administrative expenses in connection with the related agreement in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2020, the Company recorded an aggregate of approximately $46,000 in related party accrued expenses.

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

Note 6 — Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2020, and December 31, 2019, there were 31,411,763 shares of Class A common stock issued and outstanding, of which 30,002,915 and 30,047,981 shares of Class A common stock were classified outside of permanent equity, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. In May 2019, the Company issued 8,625,000 shares of Class B common stock, including an aggregate of up to 1,125,000 shares of Class B common stock that were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option for the Initial Public Offering was not exercised in full. On September 6, 2019, the underwriters purchased the Over-allotment Units, and the remaining over-allotment option subsequently expired. As a result, an aggregate of 772,059 shares of Class B common stock were forfeited accordingly. As of September 30, 2020, and December 31, 2019, there were 7,852,941 shares of Class B common stock outstanding.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2020, and December 31, 2019, there were no shares of preferred stock issued or outstanding.

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

Note 7 — Fair Value Measurements

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2020

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account
Money Market Funds	$316,984,659	$-	$-

December 31, 2019

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account
Money Market Funds	$316,398,889	$-	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. There were no transfers between levels of the hierarchy for the three and nine months ended September 30, 2020.

Note 8 — Subsequent Events

In connection with the Proposed Transactions, on October 19, 2020, the Company filed a registration statement on Form S-4 (the “Registration Statement”) with the SEC, which includes a preliminary proxy statement/prospectus of the Company and consent solicitation statement of ChargePoint. The Company also plans to file other documents with the SEC regarding the Proposed Transactions. After the Registration Statement has been cleared by the SEC, a definitive proxy statement/prospectus/consent solicitation statement will be mailed to the stockholders of the Company and ChargePoint.

Management has evaluated subsequent events to determine if events or transactions occurring through the date the unaudited condensed consolidated financial statements were available for issuance require potential adjustment to or disclosure in the unaudited condensed consolidated financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Switchback Energy Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

Our only activities from inception through September 30, 2020 related to our formation and the Public Offering, and, since the closing of the Public Offering, the search for a prospective initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as costs in the pursuit of our acquisition plans.

For the three months ended September 30, 2020, we had a net loss of approximately $793,000, which consisted of approximately $25,000 of gain on marketable securities, dividends and interest held in Trust Account, offset by approximately $763,000 in general and administrative expenses, $50,000 in franchise tax expense, and approximately $5,000 in income tax expense.

For the three months ended September 30, 2019, we had net income of approximately $195,000, which consisted of approximately $1.0 million of gain on marketable securities, dividends and interest held in Trust Account, offset by approximately $535,000 in general and administrative expenses, $78,000 in franchise tax expense, and approximately $194,000 in income tax expense.

For the nine months ended September 30, 2020, we had a net loss of approximately $451,000, which consisted of approximately $1.2 million of gain on marketable securities, dividends and interest held in Trust Account, offset by approximately $1.2 million in general and administrative expenses, $150,000 in franchise tax expense, and approximately $242,000 in income tax expense.

For the period from May 10, 2019 (inception) through September 30, 2019, we had net income of approximately $138,000, which consisted of approximately $1.0 million of gain on marketable securities, dividends and interest held in Trust Account, offset by approximately $590,000 in general and administrative expenses, $78,000 in franchise tax expense, and approximately $194,000 in income tax expense.

Proposed Business Combination

On September 23, 2020, we entered into the business combination agreement and plan of reorganization (the “Business Combination Agreement”) with Lightning Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and ChargePoint, Inc., a Delaware corporation (“ChargePoint”). Pursuant to the Business Combination Agreement, among other things, Merger Sub will be merged with and into ChargePoint (the “Merger,” together with the other transactions related thereto, the “Proposed Transactions”), with ChargePoint surviving the Merger as a wholly owned subsidiary of the Company. For more information regarding the Proposed Transactions, please refer to Note 1 to the financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Going Concern Consideration

Our unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2020, we had approximately $11,000 in our operating bank account, approximately $2.9 million of gain on marketable securities, dividends and interest held in Trust Account available to fund a business combination (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), and a working capital deficit of approximately $1.0 million (including approximately $391,000 in tax obligations, which will be paid using investment income held in Trust Account). In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of September 30, 2020, there were no amounts outstanding under any Working Capital Loan.

Our liquidity needs up to September 30, 2020 were satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of shares of our Class B common stock to our Sponsor (the “Founder Shares”), approximately $251,000 in loans from our Sponsor (which was fully repaid on August 12, 2019), and the net proceeds from the consummation of the Private Placement not held in the Trust Account.

Management has determined that the Company has access to funds from our Sponsor that are sufficient to fund our working capital needs until the consummation of an initial business combination or for a minimum of one year from the date of issuance of the unaudited condensed consolidated financial statements. However, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate and dissolve after July 30, 2021.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed on the New York Stock Exchange and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. We recorded an aggregate of $30,000 and $90,000 for the three and nine months ended September 30, 2020, respectively, in general and administrative expenses in connection with the related agreement in the accompanying condensed consolidated statements of operations. We recorded an aggregate of $20,000 during the three months ended September 30, 2019 and for the period from May 10, 2019 (inception) through September 30, 2019 in general and administrative expenses in connection with the related agreement in the accompanying unaudited condensed consolidated statements of operations.

As of September 30, 2020, we recorded an aggregate of approximately $46,000 in related party accrued expenses.

Critical Accounting Policies

Shares of Class A Common Stock Subject to Possible Redemption

Shares of our Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of our Class A common stock (including shares of our Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of our Class A common stock are classified as stockholders’ equity. Shares of our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2020 and December 31, 2019, 30,002,915 and 30,047,981 shares of our Class A common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

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

Our unaudited condensed consolidated statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for our Class A common stock for the three months ended September 30, 2020 is calculated by dividing (i) the gain on marketable securities, dividends and interest held in Trust Account of approximately $25,000, net of applicable taxes and funds available to be withdrawn from the Trust Account for franchise and income tax obligations of approximately $25,000, resulting in net income of $0, by (ii) the weighted average number of shares of our Class A common stock outstanding for the period of 31,411,763 shares. Net loss per share, basic and diluted for our Class B common stock for the three months ended September 30, 2020 is calculated by dividing (i) the net loss of approximately $793,000, less income attributable to Public Shares of $0, resulting in a net loss of approximately $793,000, by (ii) the weighted average number of shares of our Class B common stock outstanding for the period of 7,852,941 shares.

Net income per share, basic and diluted for our Class A common stock for the three months ended September 30, 2019 is calculated by dividing (i) the gain on marketable securities, dividends and interest held in Trust Account of approximately $1.0 million, net of applicable taxes and funds available to be withdrawn from the Trust Account for franchise and income tax obligations of approximately $272,000, resulting in an aggregate of approximately $730,000, by (ii) the weighted average number of shares of our Class A common stock outstanding for the period of 30,627,450 shares. Net loss per share, basic and diluted for our Class B common stock for the three months ended September 30, 2019 is calculated by dividing (i) the net income of approximately $195,000, less income attributable to Public Shares of approximately $730,000, resulting in a net loss of approximately $535,000, by (ii) the weighted average number of shares of our Class B common stock outstanding for the period of 7,852,941 shares.

Net income per share, basic and diluted for our Class A common stock for the nine months ended September 30, 2020 is calculated by dividing (i) the gain on marketable securities, dividends and interest held in Trust Account of approximately $1.2 million, net of applicable taxes and funds available to be withdrawn from the Trust Account for franchise and income tax obligations of approximately $392,000, resulting in an aggregate of approximately $761,000, by (ii) the weighted average number of shares of our Class A common stock outstanding for the period of 31,411,763 shares. Net loss per share, basic and diluted for our Class B common stock for the nine months ended September 30, 2020 is calculated by dividing (i) the net loss of approximately $451,000, less income attributable to Public Shares of approximately $761,000, resulting in a net loss of approximately $1.2 million, by (ii) the weighted average number of shares of our Class B common stock outstanding for the period of 7,852,941 shares.

Net income per share, basic and diluted for our Class A common stock for the period from May 10, 2019 (inception) through September 30, 2019 is calculated by dividing (i) the gain on marketable securities, dividends and interest held in Trust Account of approximately $1.0 million, net of applicable taxes and funds available to be withdrawn from the Trust Account for franchise and income tax obligations of approximately $272,000, resulting in an aggregate of approximately $730,000, by (ii) the weighted average number of shares of our Class A common stock outstanding for the period of 30,627,450 shares. Net loss per share, basic and diluted for our Class B common stock for the period from May 10, 2019 (inception) through September 30, 2019 is calculated by dividing (i) the net income of approximately $138,000, less income attributable to Public Shares of approximately $730,000, resulting in a net loss of approximately $591,000, by (ii) the weighted average number of shares of our Class B common stock outstanding for the period of 7,852,941 shares.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

2.1	Business Combination Agreement and Plan of Reorganization, dated as of September 23, 2020, by and among Switchback Energy Acquisition Corporation, Lightning Merger Sub Inc. and ChargePoint, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39004) filed with the SEC on September 24, 2020)

3.1	Amended and Restated Certificate of Incorporation of Switchback Energy Acquisition Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39004) filed with the SEC on July 30, 2019)

3.2	Bylaws of Switchback Energy Acquisition Corporation (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-232501) filed with the SEC on July 1, 2019)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-232501) filed with the SEC on July 1, 2019)

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-232501) filed with the SEC on July 1, 2019)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-232501) filed with the SEC on July 1, 2019)

4.4	Warrant Agreement, dated July 25, 2019, between Switchback Energy Acquisition Corporation and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-39004) filed with the SEC on July 30, 2019)

10.1	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39004) filed with the SEC on September 24, 2020)

10.2	Founders Stock Letter, dated September 23, 2020 by and between Switchback Energy Acquisition Corporation, NGP Switchback, LLC, Joseph Armes, Zane Arrott and Ray Kubis (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39004) filed with the SEC on September 24, 2020)

10.3	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39004) filed with the SEC on September 24, 2020)

31.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWITCHBACK ENERGY ACQUISITION CORPORATION

Date: November 16, 2020	By:	/s/ Scott McNeill
	Name:	Scott McNeill
	Title:	Chief Executive Officer and Chief Financial Officer