Form 10-K
period 2020-12-31
Switchback Energy Acquisition Corp
filed 2021-02-10
CIK 1777393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock outstanding, other than shares held by persons deemed to be affiliates of the registrant, computed by reference to the closing sales price for the Class A common stock on June 30, 2020, as reported on the New York Stock Exchange, was approximately $313.7 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant of which the registrant is aware are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 1, 2021, 31,411,763 shares of Class A common stock, par value $0.0001 per share, and 7,852,941 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

CERTAIN TERMS

References to the “Company,” “Switchback,” “our,” “us” or “we” refer to Switchback Energy Acquisition Corporation, a blank check company incorporated on May 10, 2019 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to our “Sponsor” refer to NGP Switchback, LLC, a Delaware limited liability company. References to “NGP” are to NGP Energy Capital Management, L.L.C., an SEC-registered investment advisor that manages the NGP Funds. References to “NGP Funds” are to a family of energy-focused private equity investments funds advised by NGP, including NGP Natural Resources XII, L.P., a Delaware limited partnership. References to “equity-linked securities” are to any securities of the Company or any of our subsidiaries which are convertible into, or exchangeable or exercisable for, equity securities of the Company or such subsidiary, including any securities issued by the Company or any of our subsidiaries which are pledged to secure any obligation of any holder to purchase equity securities of the Company or any of our subsidiaries. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “Public Offering” refer to our initial public offering, which closed on July 30, 2019 (the “IPO Closing Date”). References to “public shares” are to shares of our Class A common stock sold as part of the units in our Public Offering. References to “public stockholders” are to the holders of our public shares.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate our initial business combination due to the uncertainty resulting from the ongoing COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or other significant outbreaks of infectious diseases);

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance in the future.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Factors that may cause or contribute to such discrepancy include, but are not limited to, those factors described under “Part I, Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

Item 1. Business.

Introduction

We are a blank check company incorporated on May 10, 2019 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Prior to our Public Offering, on May 16, 2019, our Sponsor purchased an aggregate of 8,625,000 shares of our Class B common stock, par value $0.0001 per share (the “Founder Shares”), for an aggregate purchase price of $25,000, or approximately $0.003 per share. Our Sponsor agreed to forfeit up to 1,125,000 Founder Shares to the extent that the overallotment option for the Public Offering was not exercised in full by the underwriters. In July 2019, our Sponsor transferred 40,000 Founder Shares to each of our independent director nominees at their original purchase price. In September 2019, the underwriters purchased 1,411,763 of the Over-allotment Units (as defined below), and the remaining overallotment option subsequently expired. As a result, our Sponsor forfeited an aggregate of 772,059 Founder Shares. The holders of our Founder Shares (including our Sponsor and our independent directors) are referred to herein as our “initial stockholders.”

On the IPO Closing Date, we consummated our Public Offering of 30,000,000 units at a price of $10.00 per unit, generating gross proceeds to us of $300.0 million. Each unit (“Unit”) consists of one share of our Class A common stock, par value $0.0001 per share, and one-third of one warrant (“Warrant”). Each whole Warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment. Simultaneously with the consummation of the Public Offering, we completed the private sale of 5,333,333 private placement warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per warrant to our Sponsor, generating gross proceeds to us of approximately $8.0 million. Each Private Placement Warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment.

In connection with the Public Offering, the underwriters of the Public Offering were granted an option to purchase up to an additional 4,500,000 units (the “Over-allotment Units”). On September 4, 2019, the underwriters partially exercised their overallotment option and, on September 6, 2019, the underwriters purchased 1,411,763 of the Over-allotment Units at an offering price of $10.00 per unit, generating gross proceeds to us of approximately $14.1 million. Simultaneously with the sale of these Over-allotment Units, we completed a private placement with our Sponsor for an additional 188,235 Private Placement Warrants at a purchase price of $1.50 per warrant, generating gross proceeds of approximately $282,000.

We received gross proceeds from the Public Offering and the sale of the Private Placement Warrants of approximately $314.1 million and $8.3 million, respectively, for an aggregate of approximately $322.4 million. Approximately $314.1 million of the gross proceeds were deposited into a U.S. based trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. The approximately $314.1 million of net proceeds held in the Trust Account includes approximately $10.9 million of deferred underwriting discounts and commissions that will be released to the underwriters of the Public Offering upon completion of our initial business combination. Of the gross proceeds from the Public Offering and the sale of the Private Placement Warrants that were not deposited in the Trust Account, approximately $6.2 million was used to pay underwriting discounts and commissions in the Public Offering, $251,000 was used to repay loans and advances from our Sponsor, and the balance was reserved to pay accrued offering and formation costs, business, legal and accounting due diligence expenses on prospective acquisitions and continuing general and administrative expenses.

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

The Units began trading on the New York Stock Exchange (“NYSE”) under the Symbol “SBE.U” on July 26, 2019. Commencing on September 16, 2019, we announced that holders of the Units sold in our Public Offering may elect to separately trade the shares of Class A common stock and Warrants included in the Units. The shares of Class A common stock and Warrants that are separated trade on the NYSE under the symbols “SBE” and “SBE WS,” respectively. Those units not separated continue to trade on the NYSE under the symbol “SBE.U.”

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our Public Offering, (ii) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the last day of our most recently completed fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Proposed Business Combination

On September 23, 2020, Lightning Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), ChargePoint, Inc., a Delaware corporation (“ChargePoint”), and Switchback entered into a business combination agreement and plan of reorganization (the “Business Combination Agreement”), pursuant to which, among other things, Merger Sub will be merged with and into ChargePoint (the “Merger,” together with the other transactions related thereto, the “Business Combination”), with ChargePoint surviving the Merger as a wholly owned subsidiary of Switchback.

ChargePoint has delivered to us a Stockholder Support Agreement (the “Support Agreement”), pursuant to which, among other things, certain ChargePoint stockholders (the “Written Consent Parties”), whose ownership interests collectively represent outstanding shares of ChargePoint’s common stock (“ChargePoint Common Stock”) and ChargePoint’s preferred stock (voting on an as-converted basis) sufficient to approve the Merger on behalf of ChargePoint, will agree to support the approval and adoption of the transactions contemplated by the Business Combination Agreement, including agreeing to execute a written consent approving the Business Combination Agreement, the Merger and all other transactions contemplated by the Business Combination Agreement within 48 hours of a registration statement on Form S-4 becoming effective. The Support Agreement will terminate upon the earlier to occur of: (i) the effective time of the Merger (the “Effective Time”), (ii) the date of the termination of the Business Combination Agreement in accordance with its terms and (iii) the effective date of a written agreement of Switchback and the Written Consent Parties terminating the Support Agreement.

In connection with the closing of the Merger (the “Closing”), that certain Registration Rights Agreement (as defined below) dated July 25, 2019 (the “IPO Registration Rights Agreement”) will be amended and restated and Switchback, certain persons and entities holding securities of the Company prior to the Closing (the “Initial Holders”) and certain persons and entities receiving our Class A common stock or instruments exercisable for the our Class A common stock in connection with the Merger (the “New Holders” and together with the Initial Holders, the “Registration Rights Holders”) will enter into that amended and restated IPO Registration Rights Agreement attached as an exhibit to the Business Combination Agreement (the “A&R Registration Rights Agreement”). Pursuant to the A&R Registration Rights Agreement, we will agree that, within 15 business days after the Closing, Switchback will file with the SEC (at the Company’s sole cost and expense) a registration statement registering the resale of certain securities held by or issuable to the Initial Holders and the New Holders (the “Resale Registration Statement”), and Switchback will use its commercially reasonable efforts to have the Resale Registration Statement become effective as soon as reasonably practicable after the filing thereof. In certain circumstances, the Registration Rights Holders can demand up to four underwritten offerings and will be entitled to customary piggyback registration rights.

Concurrently with ChargePoint entering into the Business Combination Agreement, certain stockholders of ChargePoint, whose ownership interests represent 92.2% of the outstanding ChargePoint Common Stock (voting on an as-converted basis) in the aggregate, have agreed, subject to certain customary exceptions, not to effect any (a) direct or indirect sale, assignment, encumbrance, pledge, hypothecation, disposition, loan or other transfer, or entry into any agreement with respect to any sale, assignment, encumbrance, pledge, hypothecation, disposition, loan or other transfer, with respect to any shares of our Class A common stock held by them immediately after the Effective Time, including any shares of our Class A common stock issuable upon the exercise of options or warrants to purchase shares of the Company’s Class A common stock held by them immediately following the Closing or (b) publicly announce any intention to effect any transaction specified in clause (a), in each case, for six months after the Closing.

In connection with the execution of the Business Combination Agreement, the initial stockholders entered into a letter agreement (the “Founders Stock Letter”) with Switchback pursuant to which, among other things, the initial stockholders will, (i) subject to the satisfaction of the conditions to Closing set forth in the Business Combination Agreement, immediately prior to the Closing, surrender to us, for no consideration and as a capital contribution to Switchback, 984,706 Founder Shares held by them (on a pro rata basis), whereupon such Founder Shares will be immediately canceled and (ii) upon and subject to the Closing, subject 900,000 Founder Shares (including any shares of our Class A common stock issued in exchange therefor in the Merger, the “Founder Earn Back Shares”) held by them (on a pro rata basis) to potential forfeiture, if the volume-weighted average closing sale price (the “Closing VWAP”) of one share of our Class A common stock quoted on the NYSE (or the exchange on which the shares of our Class A common stock are then listed) is greater than or equal to $12.00 for any ten trading days within any twenty consecutive trading day period within the five-year period following the Closing. The Founders Stock Letter also provides that the Sponsor will bear any transaction costs in excess of $20,000,000 that are allocable to Switchback in accordance with the Business Combination Agreement, excluding any costs associated with the PIPE Financing (as defined below).

In connection with the execution of the Business Combination Agreement, on September 23, 2020, the Company entered into separate subscription agreements (collectively, the “Subscription Agreements”) with a number of investors (collectively, the “Subscribers”), pursuant to which the Subscribers agreed to purchase, and the Company agreed to sell to the Subscribers, an aggregate of 22,500,000 shares of the Company’s Class A common stock for a purchase price of $10.00 per share and an aggregate purchase price of $225,000,000, in a private placement (the “PIPE Financing”).

On October 19, 2020, we filed a registration statement on Form S-4 (File No: 333-249549) (as amended, the “Registration Statement”) relating to the Business Combination. On January 8, 2021, the SEC declared the Registration Statement effective. We have mailed the definitive proxy statement/prospectus/consent solicitation statement relating to the special meeting of the Company’s stockholders in connection with the Business Combination. The proxy statement/prospectus/consent solicitation statement was mailed to the Company’s stockholders of record as of the close of business on December 16, 2020. The Business Combination is expected to close in February 2021, subject to approval by the Company’s stockholders and other customary closing conditions.

As noted above, our Class A common stock is currently traded on the NYSE under the symbol “SBE.” Upon closing of the Business Combination, the post-combination company (“New ChargePoint”) is expected to be renamed “ChargePoint Holdings, Inc.,” and the Class A common stock is expected to continue trading on the NYSE under the new symbol “CHPT.”

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

Website

Our website address is www.switchback-energy.com. Information contained on our website is not part of this Annual Report on Form 10-K.

Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to these reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available on our website, free of charge, as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Alternatively, you may access these reports at the SEC’s website at www.sec.gov.

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

Risk Factor Summary

Risks Related to ChargePoint

●	ChargePoint is an early stage company with a history of losses, and expects to incur significant expenses and continuing losses for the near term.

●	If ChargePoint fails to manage growth effectively, its business, operating results and financial condition could be affected.

●	ChargePoint currently faces competition from a number of companies, particularly in Europe, and expects to face significant competition in the future as the market for electric vehicle (“EV”) charging develops.

●	Some members of ChargePoint’s management have limited experience in operating a public company.

●	Changes to fuel economy standards or the success of alternate fuels may negatively impact the EV market and thus the demand for ChargePoint’s products and services.

●	ChargePoint’s future growth and success is highly correlated with and thus dependent upon the continuing rapid adoption of EVs for passenger and fleet applications.

●	The reduction, modification, or elimination of rebates, tax credits and other financial incentives from governments, utilities and others to offset the purchase or operating cost of EVs and EV charging stations could cause reduced demand for EVs and EV charging stations, which would adversely affect ChargePoint’s financial results.

●	The EV charging market is characterized by rapid technological change, which requires ChargePoint to continue to develop new products and product innovations. Any delays in such developments could adversely affect market adoption of its products and ChargePoint’s financial results.

●	ChargePoint’s business may be adversely affected if it is unable to protect its technology and intellectual property from unauthorized use by third parties.

●	ChargePoint’s business will depend upon customers renewing their services subscriptions. If customers do not continue to use its subscription offerings or if they fail to add more stations, its business and operating results will be adversely affected.

●	ChargePoint’s financial condition and results of operation are likely to fluctuate on a quarterly basis in future periods, which could cause its results for a particular period to fall below expectations, resulting in a decline in the price of the post-combination company’s common stock.

●	New ChargePoint will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.

Risks Related to Switchback

●	We are a newly incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Past performance by our management team and NGP may not be indicative of future performance of an investment in us.

●	Our public stockholders may not be afforded an opportunity to vote on an alternate business combination, which means we may complete an initial business combination even though a majority of our public stockholders do not support such combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek stockholder approval of an initial business combination, as we plan to do for the proposed Business Combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public stockholders to exercise redemption rights with respect to a larger number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	The requirement that we complete our initial business combination within the prescribed timeframe may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

●	Any target with which we ultimately consummate a business combination, including ChargePoint as contemplated by the proposed Business Combination, may be materially adversely affected by the recent coronavirus (“COVID-19”) outbreak and the status of debt and equity markets.

●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	Shareholders have no rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially for a loss.

●	If we are unable to complete the Business Combination or an alternate initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire without value to the holder.

●	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Risks Related to ChargePoint’s Business

ChargePoint is an early stage company with a history of losses, and expects to incur significant expenses and continuing losses for the near term.

ChargePoint incurred a net loss of $134.3 million for the year ended January 31, 2020 and as of January 31, 2020, ChargePoint had an accumulated deficit of approximately $482.4 million. ChargePoint believes it will continue to incur operating and net losses each quarter for the near term. Even if it achieves profitability, there can be no assurance that it will be able maintain profitability in the future. ChargePoint’s potential profitability is particularly dependent upon the continued adoption of EV’s by consumers and fleet operators, the widespread adoption of electric trucks and other vehicles and other electric transportation modalities, which may not occur.

ChargePoint has experienced rapid growth and expects to invest in growth for the foreseeable future. If it fails to manage growth effectively, its business, operating results and financial condition could be adversely affected.

ChargePoint has experienced rapid growth in recent periods. For example, the number of employees has grown from 587 as of January 31, 2019 to 743 as of January 31, 2020, including 54 employees in Europe as of January 31, 2019 to 77 as of January 31, 2020. The growth and expansion of its business has placed and continues to place a significant strain on management, operations, financial infrastructure and corporate culture. In the event of further growth, ChargePoint’s information technology systems and ChargePoint’s internal control over financial reporting and procedures may not be adequate to support its operations and may introduce opportunities for data security incidents that may interrupt business operations and permit bad actors to obtain unauthorized access to business information or misappropriate funds. ChargePoint may also face risks to the extent such bad actors infiltrate the information technology infrastructure of its contractors.

To manage growth in operations and personnel, ChargePoint will need to continue to improve its operational, financial and management controls and reporting systems and procedures. Failure to manage growth effectively could result in difficulty or delays in attracting new customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new products and services or enhancing existing products and services, loss of customers, information security vulnerabilities or other operational difficulties, any of which could adversely affect its business performance and operating results.

ChargePoint currently faces competition from a number of companies, particularly in Europe, and expects to face significant competition in the future as the market for EV charging develops.

The EV charging market is relatively new and competition is still developing. ChargePoint primarily competes with smaller providers of EV charging station networks for installations, particularly in Europe. Large early stage markets, such as Europe, require early engagement across verticals and customers to gain market share, and ongoing effort to scale channels, installers, teams and processes. Some European customers require solutions not yet available and ChargePoint’s recent entrance into Europe requires establishing itself against existing competitors. In addition, there are multiple competitors in Europe with limited funding, which could cause poor experiences, hampering overall EV adoption or trust in any particular provider.

In addition, there are other means for charging EVs, which could affect the level of demand for onsite charging capabilities at businesses. For example, Tesla Inc. continues to build out its supercharger network across the United States for its vehicles, which could reduce overall demand for EV charging at other sites. Also, third-party contractors can provide basic electric charging capabilities to potential customers seeking to have on premise EV charging capability as well as for home charging. In addition, many EV charging manufacturers, including ChargePoint, are offering home charging equipment, which could reduce demand for on premise charging capabilities of potential customers and reduce the demand for onsite charging capabilities if EV owners find charging at home to be sufficient.

Further, ChargePoint’s current or potential competitors may be acquired by third parties with greater available resources. As a result, competitors may be able to respond more quickly and effectively than ChargePoint to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, competitors may in the future establish cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace. This competition may also materialize in the form of costly intellectual property disputes or litigation.

New competitors or alliances may emerge in the future that have greater market share, more widely adopted proprietary technologies, greater marketing expertise and greater financial resources, which could put ChargePoint at a competitive disadvantage. Future competitors could also be better positioned to serve certain segments of ChargePoint’s current or future target markets, which could create price pressure. In light of these factors, even if ChargePoint’s offerings are more effective and higher quality than those of its competitors, current or potential customers may accept competitive solutions. If ChargePoint fails to adapt to changing market conditions or continue to compete successfully with current charging providers or new competitors, its growth will be limited which would adversely affect its business and results of operations.

ChargePoint faces risks related to health pandemics, including the recent coronavirus pandemic, which could have a material adverse effect on its business and results of operations.

The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and has led to reduced economic activity. The spread of COVID-19 has also created a disruption in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, and has led to a decrease in EV sales in markets around the world. Any sustained downturn in demand for EVs would harm ChargePoint’s business.

The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders and business shutdowns. These measures may adversely impact ChargePoint’s employees and operations and the operations of its customers, suppliers, vendors and business partners, and may negatively impact demand for EV charging stations, particularly at workplaces. These measures by government authorities may remain in place for a significant period of time and may adversely affect manufacturing and building plans, sales and marketing activities, business and results of operations.

ChargePoint has modified its business practices by recommending that all non-essential personnel work from home and cancelling or reducing physical participation in sales activities, meetings, events and conferences. ChargePoint has also implemented additional safety protocols for essential workers, has implemented cost cutting measures in order to reduce its operating costs, and may take further actions as may be required by government authorities or that it determines are in the best interests of its employees, customers, suppliers, vendors and business partners. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of ChargePoint’s workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, its operations will be negatively impacted. Furthermore, if significant portions of its customers’ or potential customers’ workforces are subject to stay at home orders or otherwise have substantial numbers of their employees working remotely for sustained periods of time, user demand for charging stations and services will decline.

The extent to which the COVID-19 pandemic impacts ChargePoint’s business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and when and to what extent normal economic and operating activities can resume. The COVID-19 pandemic could limit the ability of customers, suppliers, vendors and business partners to perform, including third-party suppliers’ ability to provide components and materials used in charging stations or in providing installation or maintenance services. Even after the COVID-19 pandemic has subsided, ChargePoint may continue to experience an adverse impact to its business as a result of its global economic impact, including any recession that has occurred or may occur in the future. Specifically, difficult macroeconomic conditions, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment or a decline in consumer confidence as a result of the COVID-19 pandemic, as well as reduced spending by businesses, could each have a material adverse effect on the demand for ChargePoint’s products and services.

ChargePoint relies on a limited number of suppliers and manufacturers for its charging stations. A loss of any of these partners could negatively affect its business.

ChargePoint relies on a limited number of suppliers to manufacture its charging stations, including in some cases only a single supplier for some products and components. This reliance on a limited number of manufacturers increases ChargePoint’s risks, since it does not currently have proven reliable alternative or replacement manufacturers beyond these key parties. In the event of interruption, it may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial delays. Thus, ChargePoint’s business could be adversely affected if one or more of its suppliers is impacted by any interruption at a particular location.

If ChargePoint experiences a significant increase in demand for its charging stations, or if it needs to replace an existing supplier, it may not be possible to supplement or replace them on acceptable terms, which may undermine its ability to deliver products to customers in a timely manner. For example, it may take a significant amount of time to identify a manufacturer that has the capability and resources to build charging stations in sufficient volume. Identifying suitable suppliers and manufacturers could be an extensive process that requires ChargePoint to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices. Accordingly, a loss of any significant suppliers or manufacturers could have an adverse effect on ChargePoint’s business, financial condition and operating results.

ChargePoint’s business is subject to risks associated with construction, cost overruns and delays, and other contingencies that may arise in the course of completing installations, and such risks may increase in the future as ChargePoint expands the scope of such services with other parties.

ChargePoint does not typically install charging stations at customer sites. These installations are typically performed by ChargePoint partners or electrical contractors with an existing relationship with the customer and/or knowledge of the site. The installation of charging stations at a particular site is generally subject to oversight and regulation in accordance with state and local laws and ordinances relating to building codes, safety, environmental protection and related matters, and typically requires various local and other governmental approvals and permits that may vary by jurisdiction. In addition, building codes, accessibility requirements or regulations may hinder EV charger installation because they end up costing the developer or installer more in order to meet the code requirements. Meaningful delays or cost overruns may impact ChargePoint’s recognition of revenue in certain cases and/or impact customer relationships, either of which could impact ChargePoint’s business and profitability.

Furthermore, ChargePoint may in the future elect to install charging stations at customer sites or manage contractors, likely as part of offering customers a turnkey solution. Working with contractors may require ChargePoint to obtain licenses or require it or its customers to comply with additional rules, working conditions and other union requirements, which can add costs and complexity to an installation project. In addition, if these contractors are unable to provide timely, thorough and quality installation-related services, customers could fall behind their construction schedules leading to liability to ChargePoint or cause customers to become dissatisfied with the solutions ChargePoint offers.

While ChargePoint to date has not made material acquisitions, should it pursue acquisitions in the future, it would be subject to risks associated with acquisitions.

ChargePoint may acquire additional assets, products, technologies or businesses that are complementary to its existing business. The process of identifying and consummating acquisitions and the subsequent integration of new assets and businesses into ChargePoint’s own business would require attention from management and could result in a diversion of resources from its existing business, which in turn could have an adverse effect on its operations. Acquired assets or businesses may not generate the expected financial results. Acquisitions could also result in the use of cash, potentially dilutive issuances of equity securities, the occurrence of goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business.

If ChargePoint is unable to attract and retain key employees and hire qualified management, technical, engineering and sales personnel, its ability to compete and successfully grow its business would be harmed.

ChargePoint’s success depends, in part, on its continuing ability to identify, hire, attract, train and develop and retain highly qualified personnel. The inability to do so effectively would adversely affect its business.

Competition for employees can be intense, particularly in Silicon Valley where ChargePoint is headquartered, and the ability to attract, hire and retain them depends on ChargePoint’s ability to provide competitive compensation. ChargePoint may not be able to attract, assimilate, develop or retain qualified personnel in the future, and failure to do so could adversely affect its business, including the execution of its global business strategy.

ChargePoint is expanding operations internationally, which will expose it to additional tax, compliance, market and other risks.

ChargePoint’s primary operations are in the United States and it maintains contractual relationships with parts and manufacturing suppliers in Asia, Mexico and other locations. Also, ChargePoint is continuing to invest to increase its presence in Europe and to expand a primarily software development team in India. Managing this expansion requires additional resources and controls, and could subject ChargePoint to risks associated with international operations, including:

●	conformity with applicable business customs, including translation into foreign languages and associated expenses;

●	lack of availability of government incentives and subsidies;

●	challenges in arranging, and availability of, financing for customers;

●	potential changes to its established business model;

●	cost of alternative power sources, which could vary meaningfully outside the United States;

●	difficulties in staffing and managing foreign operations in an environment of diverse culture, laws, and customers, and the increased travel, infrastructure, and legal and compliance costs associated with international operations;

●	installation challenges;

●	differing driving habits and transportation modalities in other markets;

●	different levels of demand among commercial, fleet and residential customers;

●	compliance with multiple, potentially conflicting and changing governmental laws, regulations, certifications, and permitting processes including environmental, banking, employment, tax, information security, privacy, and data protection laws and regulations such as the European Union (the “EU”) General Data Protection Regulation (“GDPR”), national legislation implementing the same and changing requirements for legally transferring data out of the European Economic Area;

●	compliance with U.S. and foreign anti-bribery laws including the Foreign Corrupt Practices Act (“FCPA”) and the United Kingdom Anti-Bribery Act;

●	conforming products to various international regulatory and safety requirements as well as charging and other electric infrastructures;

●	difficulty in establishing, staffing and managing foreign operations;

●	difficulties in collecting payments in foreign currencies and associated foreign currency exposure;

●	restrictions on repatriation of earnings;

●	compliance with potentially conflicting and changing laws of taxing jurisdictions and compliance with applicable U.S. tax laws as they relate to international operations, the complexity and adverse consequences of such tax laws, and potentially adverse tax consequences due to changes in such tax laws; and

●	regional economic and political conditions.

As a result of these risks, ChargePoint’s current expansion efforts and any potential future international expansion efforts may not be successful.

Some members of ChargePoint’s management have limited experience in operating a public company.

Some of ChargePoint’s executive officers have limited experience in the management of a publicly-traded company. The management team may not successfully or effectively manage the transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of the company. ChargePoint may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies. The development and implementation of the standards and controls and the hiring of experienced personnel necessary to achieve the level of accounting standards required of a public company may require costs greater than expected.

ChargePoint may need to raise additional funds and these funds may not be available when needed.

ChargePoint may need to raise additional capital in the future to further scale its business and expand to additional markets. ChargePoint may raise additional funds through the issuance of equity, equity-related or debt securities, or through obtaining credit from government or financial institutions. ChargePoint cannot be certain that additional funds will be available on favorable terms when required, or at all. If ChargePoint cannot raise additional funds when needed, its financial condition, results of operations, business and prospects could be materially and adversely affected. If ChargePoint raises funds through the issuance of debt securities or through loan arrangements, the terms of which could require significant interest payments, contain covenants that restrict ChargePoint’s business, or other unfavorable terms. In addition, to the extent ChargePoint raises funds through the sale of additional equity securities, ChargePoint stockholders would experience additional dilution.

ChargePoint’s headquarters and other facilities are located in an active earthquake zone; an earthquake or other types of natural disasters or resource shortages, including public safety power shut-offs that have occurred and will continue to occur in California, could disrupt and harm its operations and those of ChargePoint’s customers.

ChargePoint conducts a majority of its operations in the San Francisco Bay area in an active earthquake zone. The occurrence of a natural disaster such as an earthquake, drought, flood, fire (such as the recent extensive wildfires in California), localized extended outages of critical utilities (such as California’s public safety power shut-offs) or transportation systems, or any critical resource shortages could cause a significant interruption in its business, damage or destroy its facilities or inventory, and cause it to incur significant costs, any of which could harm its business, financial condition and results of operations. The insurance ChargePoint maintains against fires, earthquakes and other natural disasters may not be adequate to cover losses in any particular case.

In addition, rolling public safety power shut offs in California or other states can affect user acceptance of EVs, as charging may be unavailable at the desired times, or at all during these events. These shut offs could also affect the ability of fleet operators to charge their EVs, which, for example, could adversely affect transportation schedules or any service level agreements to which either ChargePoint or the fleet operator may be a party. If these events persist, the demand for EVs could decline, which would result in reduced demand for charging solutions.

ChargePoint’s future revenue growth will depend in significant part on its ability to increase sales of its products and services to fleet operators.

ChargePoint’s future revenue growth will depend in significant part on its ability to increase sales of its products and services to fleet operators. The electrification of fleets is an emerging market, and fleet operators may not adopt EVs on a widespread basis and on the timelines ChargePoint anticipates. In addition to the factors affecting the growth of the EV market generally, transitioning to an EV fleet can be costly and capital intensive, which could result in slower than anticipated adoption. The sales cycle could also be longer for sales to fleet operators, as they are often larger organizations, with more formal procurement processes than smaller commercial site hosts. Fleet operators may also require significant additional services and support, and if ChargePoint is unable to provide such services and support, it may adversely affect its ability to attract additional fleet operators as customers. Any failure to attract and retain fleet operators as customers in the future would adversely affect ChargePoint’s business and results of operations.

Computer malware, viruses, ransomware, hacking, phishing attacks and similar disruptions could result in security and privacy breaches and interruption in service, which could harm ChargePoint’s business.

Computer malware, viruses, physical or electronic break-ins and similar disruptions could lead to interruption and delays in ChargePoint’s services and operations and loss, misuse or theft of data. Computer malware, viruses, ransomware, hacking and phishing attacks against online networks have become more prevalent and may occur on ChargePoint’s systems in the future. Any attempts by cyber attackers to disrupt ChargePoint’s services or systems, if successful, could harm its business, introduce liability to data subjects, result in the misappropriation of funds, be expensive to remedy and damage its reputation or brand. Insurance may not be sufficient to cover significant expenses and losses related to cyber-attacks. Efforts to prevent cyber attackers from entering computer systems are expensive to implement, and ChargePoint may not be able to cause the implementation or enforcement of such preventions with respect to its third-party vendors. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of systems and technical infrastructure may, in addition to other losses, harm ChargePoint’s reputation, brand and ability to attract customers.

ChargePoint has previously experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, third-party service providers, human or software errors and capacity constraints. If ChargePoint’s services are unavailable when users attempt to access them, they may seek other services, which could reduce demand for its solutions from target customers.

ChargePoint has processes and procedures in place designed to enable it to quickly recover from a disaster or catastrophe and continue business operations and has tested this capability under controlled circumstances. However, there are several factors ranging from human error to data corruption that could materially impact the efficacy of such processes and procedures, including by lengthening the time services are partially or fully unavailable to customers and users. It may be difficult or impossible to perform some or all recovery steps and continue normal business operations due to the nature of a particular disaster or catastrophe, especially during peak periods, which could cause additional reputational damages, or loss of revenues, any of which could adversely affect its business and financial results.

Risks Related to the EV Market

Changes to fuel economy standards or the success of alternative fuels may negatively impact the EV market and thus the demand for ChargePoint’s products and services.

As regulatory initiatives have required an increase in the mileage capabilities of cars, consumption of renewable transportation fuels, such as ethanol and biodiesel, and consumer acceptance of EVs and other alternative vehicles has been increasing. If fuel efficiency of non-electric vehicles continues to rise, whether as the result of regulations or otherwise, and affordability of vehicles using renewable transportation fuels improves, the demand for electric and high energy vehicles could diminish. In addition, the EV fueling model is different than gas or other fuel models, requiring behavior change and education of influencers, consumers and others such as regulatory bodies. Developments in alternative technologies, such as advanced diesel, ethanol, fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect demand for EVs and EV charging stations. For example, fuel which is abundant and relatively inexpensive in the United States, such as compressed natural gas, may emerge as preferred alternative to petroleum-based propulsion. Regulatory bodies may also adopt rules that substantially favor certain alternatives to petroleum-based propulsion over others, which may not necessarily be EVs. This may impose additional obstacles to the purchase of EVs or the development of a more ubiquitous EV market. Finally, the current litigation between the state of California and the National Highway Traffic Safety Administration could impact California’s ability to set fuel economy standards that encourage the adoption of EVs, and could be followed by many other states. If any of the above cause or contribute to consumers or businesses to no longer purchase EVs or purchase them at a lower rate, it would materially and adversely affect ChargePoint’s business, operating results, financial condition and prospects.

ChargePoint’s future growth and success is highly correlated with and thus dependent upon the continuing rapid adoption of EVs for passenger and fleet applications.

ChargePoint’s future growth is highly dependent upon the adoption of EVs by businesses and consumers. The market for EVs is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards and changing consumer demands and behaviors, changing levels of concern related to environmental issues and governmental initiatives related to climate change and the environment generally. Although demand for EVs has grown in recent years, there is no guarantee of continuing future demand. If the market for EVs develops more slowly than expected, or if demand for EVs decreases, ChargePoint’s business, prospects, financial condition and operating results would be harmed. The market for EVs could be affected by numerous factors, such as:

●	perceptions about EV features, quality, safety, performance and cost;

●	perceptions about the limited range over which EVs may be driven on a single battery charge;

●	competition, including from other types of alternative fuel vehicles, plug-in hybrid electric vehicles and high fuel-economy internal combustion engine vehicles;

●	volatility in the cost of oil and gasoline;

●	concerns regarding the stability of the electrical grid;

●	the decline of an EV battery’s ability to hold a charge over time;

●	availability of service for EVs;

●	consumers’ perception about the convenience and cost of charging EVs;

●	increases in fuel efficiency;

●	government regulations and economic incentives, including adverse changes in, or expiration of, favorable tax incentives related to EVs, EV charging stations or decarbonization generally;

●	relaxation of government mandates or quotas regarding the sale of EVs; and

●	concerns about the future viability of EV manufacturers.

In addition, sales of vehicles in the automotive industry can be cyclical, which may affect growth in acceptance of EVs. It is uncertain how macroeconomic factors will impact demand for EVs, particularly since they can be more expensive than traditional gasoline-powered vehicles, when the automotive industry globally has been experiencing a recent decline in sales. Furthermore, because fleet operators often make large purchases of EVs, this cyclicality and volatility in the automotive industry may be more pronounced with commercial purchasers, and any significant decline in demand from these customers could reduce demand for EV charging and ChargePoint’s products and services in particular.

Demand for EVs may also be affected by factors directly impacting automobile prices or the cost of purchasing and operating automobiles, such as sales and financing incentives, prices of raw materials and parts and components, cost of fuel and governmental regulations, including tariffs, import regulation and other taxes. Volatility in demand may lead to lower vehicle unit sales, which may result in reduced demand for EV charging solutions and therefore adversely affect ChargePoint’s business, financial condition and operating results.

The EV market currently benefits from the availability of rebates, tax credits and other financial incentives from governments, utilities and others to offset the purchase or operating cost of EVs and EV charging stations. In particular, ChargePoint’s marketing efforts have heavily relied upon federal tax credits available to purchasers of its EV charging stations that effectively provide purchasers with a significantly discounted purchase price. The reduction, modification, or elimination of such benefits could cause reduced demand for EVs and EV charging stations, which would adversely affect ChargePoint’s financial results.

The U.S. federal government, foreign governments and some state and local governments provide incentives to end users and purchasers of EVs and EV charging stations in the form of rebates, tax credits and other financial incentives, such as payments for regulatory credits. The EV market relies on these governmental rebates, tax credits and other financial incentives to significantly lower the effective price of EVs and EV charging stations to customers. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy. In particular, ChargePoint has heavily relied upon the availability of federal tax credits to purchasers under Section 30C of the Code (as defined below) to market its EV charging stations, which can effectively provide such purchasers with up to a 30% discount off the purchase price of ChargePoint’s EV charging stations. The credits under Section 30C of the Code are set to expire on December 31, 2020 and thus would not be available to ChargePoint’s customers unless extended. There can be no assurance that the credits under Section 30C of the Code will be extended, or if extended, will not be otherwise reduced. Any reduction in rebates, tax credits or other financial incentives, including the credit under Section 30C of the Code, could materially reduce the demand for EVs and ChargePoint’s solutions and, as a result, may adversely impact ChargePoint’s business and expansion potential.

ChargePoint also derives other revenue from regulatory credits. If government support of these credits declines, ChargePoint’s ability to generate this other revenue in the future would be adversely affected. Recently, ChargePoint has derived a slight majority of its other revenue from regulatory credits, and ChargePoint expects revenue from this source will decline as a percentage of other and total revenue over time. Further, the availability of such credits may decline even with general governmental support of the transition to EV infrastructure. For example, in September 2020, California Governor Gavin Newsom issued Executive Order N-79-20 (the “EO”), announcing a target for all in-state sales of new passenger cars and trucks to be zero-emission by 2035. While the EO calls for the support of EV infrastructure, the form of this support is unclear. If California or other jurisdictions choose to adopt regulatory mandates instead of establishing or continuing green energy credit regimes for EV infrastructure, ChargePoint’s revenue from these credits would be adversely impacted.

The EV charging market is characterized by rapid technological change, which requires ChargePoint to continue to develop new products and product innovations. Any delays in such development could adversely affect market adoption of its products and ChargePoint’s financial results.

Continuing technological changes in battery and other EV technologies could adversely affect adoption of current EV charging technology and/or ChargePoint’s products. ChargePoint’s future success will depend upon its ability to develop and introduce a variety of new capabilities and innovations to its existing product offerings, as well as introduce a variety of new product offerings, to address the changing needs of the EV charging market. As new products are introduced, gross margins tend to decline in the near term and improves as the product become more mature and with a more efficient manufacturing process.

As EV technologies change, ChargePoint may need to upgrade or adapt its charging station technology and introduce new products and services in order to serve vehicles that have the latest technology, in particular battery cell technology, which could involve substantial costs. Even if ChargePoint is able to keep pace with changes in technology and develop new products and services, its research and development expenses could increase, its gross margins could be adversely affected in some periods and its prior products could become obsolete more quickly than expected.

ChargePoint cannot guarantee that any new products will be released in a timely manner, or at all, or achieve market acceptance. Delays in delivering new products that meet customer requirements could damage ChargePoint’s relationships with customers and lead them to seek alternative providers. Delays in introducing products and innovations or the failure to offer innovative products or services at competitive prices may cause existing and potential customers to purchase ChargePoint’s competitors’ products or services.

If ChargePoint is unable to devote adequate resources to develop products or cannot otherwise successfully develop products or services that meet customer requirements on a timely basis or that remain competitive with technological alternatives, its products and services could lose market share, its revenue will decline, it may experience higher operating losses and its business and prospects will be adversely affected.

Risks Related to ChargePoint’s Technology, Intellectual Property and Infrastructure

ChargePoint may need to defend against intellectual property infringement or misappropriation claims, which may be time-consuming and expensive.

From time to time, the holders of intellectual property rights may assert their rights and urge ChargePoint to take licenses, and/or may bring suits alleging infringement or misappropriation of such rights. There can be no assurance that ChargePoint will be able to mitigate the risk of potential suits or other legal demands by competitors or other third parties. Accordingly, ChargePoint may consider entering into licensing agreements with respect to such rights, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur, and such licenses and associated litigation could significantly increase ChargePoint’s operating expenses. In addition, if ChargePoint is determined to have or believes there is a high likelihood that it has infringed upon or misappropriated a third party’s intellectual property rights, it may be required to cease making, selling or incorporating certain key components or intellectual property into the products and services it offers, to pay substantial damages and/or royalties, to redesign its products and services, and/or to establish and maintain alternative branding. In addition, to the extent that ChargePoint’s customers and business partners become the subject of any allegation or claim regarding the infringement or misappropriation of intellectual property rights related to ChargePoint’s products and services, ChargePoint may be required to indemnify such customers and business partners. If ChargePoint were required to take one or more such actions, its business, prospects, operating results and financial condition could be materially and adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity and diversion of resources and management attention.

ChargePoint’s business may be adversely affected if it is unable to protect its technology and intellectual property from unauthorized use by third parties.

ChargePoint’s success depends, at least in part, on ChargePoint’s ability to protect its core technology and intellectual property. To accomplish this, ChargePoint relies on, and plans to continue relying on, a combination of patents, trade secrets (including know-how), employee and third-party nondisclosure agreements, copyright, trademarks, intellectual property licenses and other contractual rights to retain ownership of, and protect, its technology. Failure to adequately protect its technology and intellectual property could result in competitors offering similar products, potentially resulting in the loss of some of ChargePoint’s competitive advantage and a decrease in revenue which would adversely affect its business, prospects, financial condition and operating results.

The measures ChargePoint takes to protect its technology intellectual property from unauthorized use by others may not be effective for various reasons, including the following:

●	any patent applications ChargePoint submits may not result in the issuance of patents;

●	the scope of issued patents may not be broad enough to protect proprietary rights;

●	any issued patents may be challenged by competitors and/or invalidated by courts or governmental authorities;

●	the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement impracticable;

●	current and future competitors may circumvent patents or independently develop similar trade secrets or works of authorship, such as software;

●	know-how and other proprietary information ChargePoint purports to hold as a trade secret may not qualify as a trade secret under applicable laws; and

●	proprietary designs and technology embodied in ChargePoint’s products may be discoverable by third-parties through means that do not constitute violations of applicable laws.

Patent, trademark, and trade secret laws vary significantly throughout the world. Some foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Further, policing the unauthorized use of its intellectual property in foreign jurisdictions may be difficult or impossible. Therefore, ChargePoint’s intellectual property rights may not be as strong or as easily enforced outside of the United States.

Certain patents in the EV space may come to be considered “standards essential.” If this is the case with respect to any of ChargePoint’s patents, it may be required to license certain technology on “fair, reasonable and non-discriminatory” terms, decreasing revenue. Further, competitors, vendors, or customers may, in certain instances, be free to create variations or derivative works of ChargePoint technology and intellectual property, and those derivative works may become directly competitive with ChargePoint’s offerings. Finally, ChargePoint may not be able to leverage, or obtain ownership of, all technology and intellectual property developed by ChargePoint’s vendors in connection with design and manufacture of ChargePoint’s products, thereby jeopardizing ChargePoint’s ability to obtain a competitive advantage over its competitors.

The current lack of international standards may lead to uncertainty, additional competition and further unexpected costs.

Lack of industry standards for EV station management, coupled with utilities and other large organizations mandating their own adoption of specifications that have not become widely adopted in the industry, may hinder innovation or slow new product or new feature introduction.

In addition, automobile manufacturers may choose to utilize their own proprietary systems, which could lock out competition for EV charging stations, or to use their size and market position to influence the market, which could limit ChargePoint’s market and reach to customers, negatively impacting its business.

Further, should regulatory bodies later impose a standard that is not compatible with ChargePoint’s infrastructure, it may incur significant costs to adapt its business model to the new regulatory standard, which may require significant time and, as a result, may have a material adverse effect on its revenues or results of operations.

ChargePoint’s technology could have undetected defects, errors or bugs in hardware or software which could reduce market adoption, damage its reputation with current or prospective customers, and/or expose it to product liability and other claims that could materially and adversely affect its business.

ChargePoint may be subject to claims that charging stations have malfunctioned and persons were injured or purported to be injured. Any insurance that ChargePoint carries may not be sufficient or it may not apply to all situations. Similarly, to the extent that such malfunctions are related to components obtained from third-party vendors, such vendors may not assume responsibility for such malfunctions. In addition, ChargePoint’s customers could be subjected to claims as a result of such incidents and may bring legal claims against ChargePoint to attempt to hold it liable. Any of these events could adversely affect ChargePoint’s brand, relationships with customers, operating results or financial condition.

Across ChargePoint’s product line, ChargePoint develops equipment solutions based on preferred second source or common off-the-shelf vendors. However, due to its designs, ChargePoint does rely on some single source vendors, the unavailability or failure of which can pose risks to supply chain or product shipping situations.

Furthermore, ChargePoint’s software platform is complex, developed for over a decade by many developers, and includes a number of licensed third-party commercial and open-source software libraries. ChargePoint’s software has contained defects and errors and may in the future contain undetected defects or errors. ChargePoint is continuing to evolve the features and functionality of its platform through updates and enhancements, and as it does, it may introduce additional defects or errors that may not be detected until after deployment to customers. In addition, if ChargePoint’s products and services, including any updates or patches, are not implemented or used correctly or as intended, inadequate performance and disruptions in service may result.

Any defects or errors in product or services offerings, or the perception of such defects or errors, or other performance problems could result in any of the following, each of which could adversely affect ChargePoint’s business and results of its operations:

●	expenditure of significant financial and product development resources, including recalls, in efforts to analyze, correct, eliminate or work around errors or defects;

●	loss of existing or potential customers or partners;

●	interruptions or delays in sales;

●	delayed or lost revenue;

●	delay or failure to attain market acceptance;

●	delay in the development or release of new functionality or improvements;

●	negative publicity and reputational harm;

●	sales credits or refunds;

●	exposure of confidential or proprietary information;

●	diversion of development and customer service resources;

●	breach of warranty claims;

●	legal claims under applicable laws, rules and regulations; and

●	an increase in collection cycles for accounts receivable or the expense and risk of litigation.

Although ChargePoint has contractual protections, such as warranty disclaimers and limitation of liability provisions, in many of its agreements with customers, resellers and other business partners, such protections may not be uniformly implemented in all contracts and, where implemented, may not fully or effectively protect from claims by customers, reseller, business partners or other third parties. Any insurance coverage or indemnification obligations of suppliers may not adequately cover all such claims, or cover only a portion of such claims. A successful product liability, warranty, or other similar claim could have an adverse effect on ChargePoint’s business, operating results and financial condition. In addition, even claims that ultimately are unsuccessful could result in expenditure of funds in litigation, divert management’s time and other resources and cause reputational harm.

In addition, ChargePoint relies on some open-source software and libraries issued under the General Public License (or similar “copyleft” licenses) for development of its products and may continue to rely on similar copyleft licenses. Third-parties may assert a copyright claim against ChargePoint regarding its use of such software or libraries, which could lead to the adverse results listed above. Use of such software or libraries may also force ChargePoint to provide third parties, at no cost, the source code to its proprietary software, which may decrease revenue and lessen any competitive advantage ChargePoint has due to the secrecy of its source code.

Interruptions, delays in service or inability to increase capacity, including internationally, at third-party data center facilities could impair the use or functionality of ChargePoint’s subscription services, harm its business and subject it to liability.

ChargePoint currently serves customers from third-party data center facilities operated by Amazon Web Services (“AWS”) located in the United States, Europe and Canada. In addition to AWS, some ChargePoint services are housed in third-party data centers operated by Rackspace in the United States. Any outage or failure of such data centers could negatively affect ChargePoint’s product connectivity and performance. ChargePoint’s primary environments are behind the Content Delivery Network operated by Cloudflare, and any interruptions of Cloudflare’s services could negatively affect ChargePoint’s product connectivity and performance. Furthermore, ChargePoint depends on connectivity from its charging stations to its data centers through cellular service providers, such as Verizon Wireless. Any incident affecting a data center facility’s or a cellular service provider’s infrastructure or operations, whether caused by fire, flood, severe storm, earthquake, power loss, telecommunications failures, breach of security protocols, computer viruses and disabling devices, failure of access control mechanisms, natural disasters, war, criminal act, military actions, terrorist attacks and other similar events could negatively affect the use, functionality or availability of ChargePoint’s services.

Any damage to, or failure of, ChargePoint’s systems, or those of its third-party providers, could interrupt or hinder the use or functionality of its services. Impairment of or interruptions in ChargePoint’s services may reduce revenue, subject it to claims and litigation, cause customers to terminate their subscriptions, and adversely affect renewal rates and its ability to attract new customers. ChargePoint’s business will also be harmed if customers and potential customers believe its products and services are unreliable.

ChargePoint expects to incur research and development costs and devote significant resources to developing new products, which could significantly reduce its profitability and may never result in revenue to ChargePoint.

ChargePoint’s future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. ChargePoint plans to incur significant research and development costs in the future as part of its efforts to design, develop, manufacture and introduce new products and enhance existing products. ChargePoint’s research and development expenses were $69.5 million, $50.5 million, $42.7 million and $54.1 million during the fiscal years ended January 31, 2020, 2019 and 2018 and the nine months ended October 31, 2020, respectively, and are likely to grow in the future. Further, ChargePoint’s research and development program may not produce successful results, and its new products may not achieve market acceptance, create additional revenue or become profitable.

Customer-Related Risks

ChargePoint may be unable to leverage customer data in all geographic locations, and this limitation may impact research and development operations.

ChargePoint relies on data collected through charging stations or its mobile application, including usage data and geolocation data. ChargePoint uses this data in connection with the research, development and analysis of its technologies. ChargePoint’s inability to obtain necessary rights to use this data or freely transfer this data out of, for example, the European Economic Area, could result in delays or otherwise negatively impact ChargePoint’s research and development efforts.

If ChargePoint fails to offer high-quality support to station owners and drivers, its business and reputation will suffer.

Once a customer has installed ChargePoint charging stations and subscribed to ChargePoint’s services, station owners and drivers will rely on ChargePoint to provide support services to resolve any issues that might arise in the future. Rapid and high-quality customer support is important so station owners can provide charging services and drivers can receive reliable charging for their EVs. The importance of high-quality customer support will increase as ChargePoint seeks to expand its business and pursue new customers and geographies. If ChargePoint does not quickly resolve issues and provide effective support, its ability to retain customers or sell additional products and services to existing customers could suffer and its brand and reputation could be harmed.

ChargePoint’s business will depend on customers renewing their services subscriptions. If customers do not continue to use its subscription offerings or if they fail to add more stations, its business and operating results will be adversely affected.

In addition to selling charging station hardware, ChargePoint also depends on customers continuing to subscribe to its EV charging services and extended warranty coverages. Therefore, it is important that customers renew their subscriptions when the contract term expires and add additional charging stations and services to their subscriptions. Customers may decide not to renew their subscriptions with a similar contract period, at the same prices or terms or with the same or a greater number of users, stations or level of functionality. Customer retention may decline or fluctuate as a result of a number of factors, including satisfaction with software and features, functionality of the charging stations, prices, features and pricing of competing products, reductions in spending levels, mergers and acquisitions involving customers and deteriorating general economic conditions.

If customers do not renew their subscriptions, if they renew on less favorable terms or if they fail to add products or services, ChargePoint’s business and operating results will be adversely affected.

Changes in subscriptions or pricing models may not be reflected in near-term operating results.

ChargePoint generally recognizes subscription revenue from customers ratably over the terms of their contracts. As a result, most of the subscription revenue reported in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter will likely have only a small impact on revenue for that quarter. However, such a decline will negatively affect revenue in future quarters. In addition, the severity and duration of events may not be predictable and their effects could extend beyond a single quarter. Accordingly, the effect of significant downturns in sales and market acceptance of subscription services, and potential changes in pricing policies or rate of renewals, may not be fully apparent until future periods.

Failure to effectively expand ChargePoint’s sales and marketing capabilities could harm its ability to increase its customer base and achieve broader market acceptance of its solutions.

ChargePoint’s ability to grow its customer base, achieve broader market acceptance, grow revenue, and achieve and sustain profitability will depend, to a significant extent, on its ability to effectively expand its sales and marketing operations and activities. Sales and marketing expenses represent a significant percentage of its total revenue, and its operating results will suffer if sales and marketing expenditures do not contribute significantly to increasing revenue.

ChargePoint is substantially dependent on its direct sales force to obtain new customers. ChargePoint plans to continue to expand its direct sales force both domestically and internationally but it may not be able to recruit and hire a sufficient number of sales personnel, which may adversely affect its ability to expand its sales capabilities. New hires require significant training and time before they achieve full productivity, particularly in new sales territories. Recent hires and planned hires may not become as productive as quickly as anticipated, and ChargePoint may be unable to hire or retain sufficient numbers of qualified individuals. Furthermore, hiring sales personnel in new countries can be costly, complex and time-consuming, and requires additional set up and upfront costs that may be disproportionate to the initial revenue expected from those countries. There is significant competition for direct sales personnel with the strong sales skills and technical knowledge. ChargePoint’s ability to achieve significant revenue growth in the future will depend, in large part, on its success in recruiting, training, incentivizing and retaining a sufficient number of qualified direct sales personnel and on such personnel attaining desired productivity levels within a reasonable amount of time. ChargePoint’s business will be harmed if continuing investment in its sales and marketing capabilities does not generate a significant increase in revenue.

Financial, Tax and Accounting-Related Risks

ChargePoint’s financial condition and results of operations are likely to fluctuate on a quarterly basis in future periods, which could cause its results for a particular period to fall below expectations, resulting in a decline in the price of the post-combination company’s common stock.

ChargePoint’s financial condition and results of operations have fluctuated in the past and may continue to fluctuate in the future due to a variety of factors, many of which are beyond its control.

In addition to the other risks described herein, the following factors could also cause ChargePoint’s financial condition and results of operations to fluctuate on a quarterly basis:

●	the timing and volume of new sales;

●	fluctuations in service costs, particularly due to unexpected costs of servicing and maintaining charging stations;

●	the timing of new product introductions, which can initially have lower gross margins;

●	weaker than anticipated demand for charging stations, whether due to changes in government incentives and policies or due to other conditions;

●	fluctuations in sales and marketing or research and development expenses;

●	supply chain interruptions and manufacturing or delivery delays;

●	the timing and availability of new products relative to customers’ and investors’ expectations;

●	the length of the sales and installation cycle for a particular customer;

●	the impact of COVID-19 on ChargePoint’s workforce, or those of its customers, suppliers, vendors or business partners;

●	disruptions in sales, production, service or other business activities or ChargePoint’s inability to attract and retain qualified personnel; and

●	unanticipated changes in federal, state, local or foreign government incentive programs, which can affect demand for EVs.

Fluctuations in operating results and cash flow could, among other things, give rise to short-term liquidity issues. In addition, revenue, and other operating results in future quarters may fall short of the expectations of investors and financial analysts, which could have an adverse effect on the price of the common stock.

Changes to applicable U.S. tax laws and regulations or exposure to additional income tax liabilities could affect New ChargePoint’s business and future profitability.

New ChargePoint is a U.S. corporation and thus subject to U.S. corporate income tax on its worldwide operations. Moreover, the majority of New ChargePoint’s operations and customers are located in the United States, and as a result, New ChargePoint is subject to various U.S. federal, state and local taxes. New U.S. laws and policy relating to taxes may have an adverse effect on New ChargePoint’s business and future profitability. Further, existing U.S. tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to New ChargePoint.

For example, on December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), was signed into law making significant changes to the Internal Revenue Code of 1986, as amended (the “Code”),and certain provisions of the Tax Act may adversely affect New ChargePoint. In particular, sweeping changes were made to the U.S. taxation of foreign operations. Changes include, but are not limited to, a permanent reduction to the corporate income tax rate, limiting interest deductions, a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017, the elimination of carrybacks of net operating losses, adopting elements of a territorial tax system, assessing a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.-owned foreign corporations, and introducing certain anti-base erosion provisions, including a new minimum tax on global intangible low-taxed income and base erosion and anti-abuse tax. The Tax Act could be subject to potential amendments and technical corrections, and is subject to interpretations and implementing regulations by the U.S. Treasury and the Internal Revenue Service (the “IRS”), any of which could mitigate or increase certain adverse effects of the legislation.

In addition to the impact of the Tax Act on New ChargePoint’s federal taxes, the Tax Act may impact New ChargePoint’s taxation in other jurisdictions, including with respect to state income taxes as state legislatures have not had sufficient time to respond to the Tax Act. Accordingly, there is uncertainty as to how the laws will apply in the various state jurisdictions. Additionally, other foreign governing bodies may enact changes to their tax laws in reaction to the Tax Act that could result in changes to New ChargePoint’s global tax position and materially adversely affect its business and future profitability.

As a result of New ChargePoint’s plans to expand operations, including to jurisdictions in which the tax laws may not be favorable, New ChargePoint’s tax rate may fluctuate, tax obligations may become significantly more complex and subject to greater risk of examination by taxing authorities or New ChargePoint may be subject to future changes in tax law, the impacts of which could adversely affect New ChargePoint’s after-tax profitability and financial results.

Because ChargePoint does not have a long history of operating at its present scale and it has significant expansion plans, New ChargePoint’s effective tax rate may fluctuate in the future. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under accounting principles generally accepted in the United States of America (“U.S. GAAP”), changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws. Factors that could materially affect New ChargePoint’s future effective tax rates include, but are not limited to: (a) changes in tax laws or the regulatory environment, (b) changes in accounting and tax standards or practices, (c) changes in the composition of operating income by tax jurisdiction and (d) New ChargePoint’s operating results before taxes.

Additionally, after the Business Combination, New ChargePoint’s operations will be subject to significant income, withholding and other tax obligations in the United States and may become subject to taxes in numerous additional state, local and non-U.S. jurisdictions with respect to its income, operations and subsidiaries related to those jurisdictions. New ChargePoint’s after-tax profitability and financial results could be subject to volatility or be affected by numerous factors, including (a) the availability of tax deductions, credits, exemptions, refunds (including refunds of value added taxes) and other benefits to reduce New ChargePoint’s tax liabilities, (b) changes in the valuation of New ChargePoint’s deferred tax assets and liabilities, (c) expected timing and amount of the release of any tax valuation allowances, (d) tax treatment of stock-based compensation, (e) changes in the relative amount of New ChargePoint’s earnings subject to tax in the various jurisdictions in which New ChargePoint operates or has subsidiaries, (f) the potential expansion of New ChargePoint’s business into or otherwise becoming subject to tax in additional jurisdictions, (g) changes to New ChargePoint’s existing intercompany structure (and any costs related thereto) and business operations, (h) the extent of New ChargePoint’s intercompany transactions and the extent to which taxing authorities in the relevant jurisdictions respect those intercompany transactions and (i) New ChargePoint’s ability to structure New ChargePoint’s operations in an efficient and competitive manner. Due to the complexity of multinational tax obligations and filings, New ChargePoint may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. Outcomes from these audits or examinations could have an adverse effect on New ChargePoint’s after-tax profitability and financial condition. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with ChargePoint’s intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If ChargePoint does not prevail in any such disagreements, its profitability may be affected.

New ChargePoint’s after-tax profitability and financial results may also be adversely impacted by changes in the relevant tax laws and tax rates, treaties, regulations, administrative practices and principles, judicial decisions and interpretations thereof, in each case, possibly with retroactive effect. For example, the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent BEPS recently entered into force among the jurisdictions that have ratified it, although the United States has not yet entered into this convention. These recent changes could negatively impact New ChargePoint’s taxation, especially as New ChargePoint expands its relationships and operations internationally.

The ability of New ChargePoint to utilize net operating loss and tax credit carryforwards following the Business Combination is conditioned upon New ChargePoint attaining profitability and generating taxable income. ChargePoint has incurred significant net losses since inception and it is anticipated that New ChargePoint will continue to incur significant losses. Additionally, New ChargePoint’s ability to utilize net operating loss and tax credit carryforwards to offset future taxable income may be limited.

As of January 31, 2020, ChargePoint had $404.3 million of U.S. federal and $224.1 million of California net operating loss carryforwards available to reduce future taxable income, of which $264.6 million of the U.S. federal net operating loss carryforwards can be carried forward indefinitely. The U.S. federal and California state net operating loss carryforwards begin to expire in 2028, and alternative refueling property tax credits of $1.4 million begin to expire in 2030. In addition, ChargePoint had net operating loss carryforwards for other states of $102.7 million, which begin to expire in 2022. The Tax Act included a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017 and the elimination of carrybacks of net operating losses. Under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which modified the Tax Act, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is possible that New ChargePoint will not generate taxable income in time to utilize the net operating loss carryforwards. In addition, net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in ownership by “5% stockholders” that exceeds 50 percentage points over a rolling three-year period. If ChargePoint has experienced an ownership change at any time since its incorporation, New ChargePoint may already be subject to limitations on its ability to utilize its existing net operating loss carryforwards and other tax attributes to offset taxable income or tax liability. In addition, the Business Combination, and future changes in New ChargePoint’s stock ownership, which may be outside of New ChargePoint’s control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit New ChargePoint’s use of accumulated state tax attributes. As a result, even if New ChargePoint earns net taxable income in the future, its ability to use its pre-change net operating loss carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to New ChargePoint.

ChargePoint has not conducted a study to assess whether an “ownership change” has occurred since inception. If ChargePoint has experienced an “ownership change,” as defined by Section 382 of the Code, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the ChargePoint’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. In addition, the Business Combination if consummated, may constitute an ownership change under Sections 382 and 383 of the Code. ChargePoint’s net operating losses or credits may also be impaired under state law. Accordingly, ChargePoint may not be able to utilize a material portion of the net operating losses or credits. The ability of New ChargePoint to utilize ChargePoint’s net operating losses or credits following the Business Combination is conditioned upon New ChargePoint attaining profitability and generating U.S. federal and state taxable income. ChargePoint has incurred significant net losses since inception and will continue to incur significant losses; and therefore, ChargePoint does not know whether or when the combined carryforwards may be or may become subject to limitation by Sections 382 and 383 of the Code.

ChargePoint’s reported financial results may be negatively impacted by changes in U.S. GAAP.

U.S. GAAP is subject to interpretation by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change.

New ChargePoint will be an “emerging growth company” and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the post-combination company’s common stock less attractive to investors and may make it more difficult to compare performance with other public companies.

New ChargePoint will be an emerging growth company as defined in the JOBS Act, and it intends to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Investors may find the common stock less attractive because New ChargePoint will continue to rely on these exemptions. If some investors find the common stock less attractive as a result, there may be a less active trading market for their common stock, and the stock price may be more volatile.

An emerging growth company may elect to delay the adoption of new or revised accounting standards. With Switchback making this election, Section 102(b)(2) of the JOBS Act allows New ChargePoint to delay adoption of new or revised accounting standards until those standards apply to non-public business entities. As a result, the financial statements contained in the proxy statement/prospectus/consent solicitation statement related to the Business Combination and those that New ChargePoint will file in the future may not be comparable to companies that comply with public business entities revised accounting standards effective dates.

New ChargePoint will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.

New ChargePoint will face increased legal, accounting, administrative and other costs and expenses as a public company that it did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (the “PCAOB”) and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements require it to carry out activities ChargePoint has not done previously. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a significant deficiency or additional material weaknesses in the internal control over financial reporting), New ChargePoint could incur additional costs to rectify those issues, and the existence of those issues could adversely affect its reputation or investor perceptions. In addition, New ChargePoint will purchase director and officer liability insurance, which has substantial additional premiums. The additional reporting and other obligations imposed by these rules and regulations increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

ChargePoint has identified material weaknesses in its internal control over financial reporting. If ChargePoint is unable to remediate these material weaknesses, or if ChargePoint identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting, this may result in material misstatements of ChargePoint’s consolidated financial statements or cause ChargePoint to fail to meet its periodic reporting obligations.

As a public company, New ChargePoint will be required to provide management’s attestation on internal control over financial reporting. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that will be applicable after the Business Combination. If ChargePoint is not able to implement the additional requirements of Section 404(a) of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, it may not be able to assess whether its internal control over financial reporting is effective, which may subject it to adverse regulatory consequences and could harm investor confidence.

In connection with the preparation and audit of ChargePoint’s consolidated financial statements as of January 31, 2020 and 2019 and for the years ended January 31, 2020, 2019 and 2018, material weaknesses were identified in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of ChargePoint’s annual or interim financial statements will not be prevented or detected on a timely basis.

ChargePoint did not design or maintain an effective control environment commensurate with its financial reporting requirements. Specifically, ChargePoint did not maintain a sufficient complement of personnel with an appropriate degree of accounting knowledge, experience and training to appropriately analyze, record and disclose accounting matters commensurate with its accounting and reporting requirements. This material weakness contributed to the following additional two material weaknesses:

●	ChargePoint did not design and maintain formal accounting policies, procedures and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including segregation of duties and adequate controls related to the preparation and review of journal entries; and

●	ChargePoint did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of its consolidated financial statements. Specifically, ChargePoint did not design and maintain (a) program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately and (b) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to its financial applications and data to appropriate company personnel.

The material weakness related to formal accounting policies, procedures and controls resulted in adjustments to several accounts and disclosures. The IT deficiencies did not result in a material misstatement to the consolidated financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Each of these material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

ChargePoint has begun implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and include hiring additional accounting and financial reporting personnel and implementing additional policies, procedures and controls.

In order to maintain and improve the effectiveness of its internal control over financial reporting, ChargePoint has expended, and anticipates that New ChargePoint will continue to expend, significant resources, including accounting-related costs and significant management oversight. New ChargePoint’s independent registered public accounting firm is not required to formally attest to the effectiveness of its internal control over financial reporting until after it is no longer an “emerging growth company” as defined in the JOBS Act. At such time, New ChargePoint’s independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which its internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could adversely affect the business and operating results after the Business Combination and could cause a decline in the price of New ChargePoint Class A common stock.

Risks Related to Legal Matters and Regulations

Privacy concerns and laws, or other domestic or foreign regulations, may adversely affect ChargePoint’s business.

National and local governments and agencies in the countries in which ChargePoint operates and in which customers operate have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage, processing and disclosure of information regarding consumers and other individuals, which could impact its ability to offer services in certain jurisdictions. Laws and regulations relating to the collection, use, disclosure, security and other processing of individuals’ information can vary significantly from jurisdiction to jurisdiction and are particularly stringent in Europe. The costs of compliance with, and other burdens imposed by, laws, regulations, standards and other obligations relating to privacy, data protection and information security are significant. In addition, some companies, particularly larger enterprises, often will not contract with vendors that do not meet these rigorous standards. Accordingly, the failure, or perceived inability, to comply with these laws, regulations, standards and other obligations may limit the use and adoption of ChargePoint’s solutions, reduce overall demand, lead to regulatory investigations, litigation and significant fines, penalties or liabilities for actual or alleged noncompliance, or slow the pace at which we close sales transactions, any of which could harm its business. Moreover, if ChargePoint or any of its employees or contractors fail or are believed to fail to adhere to appropriate practices regarding customers’ data, it may damage its reputation and brand.

Additionally, existing laws, regulations, standards and other obligations may be interpreted in new and differing manners in the future, and may be inconsistent among jurisdictions. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance, and limitations on data collection, use, disclosure and transfer for ChargePoint and its customers. The EU and United States agreed in 2016 to a framework for data transferred from the EU to the United States, but this framework has been challenged and recently declared invalid by the Court of Justice of the EU, thereby creating additional legal risk for ChargePoint. Additionally, the EU adopted the GDPR in 2016, and it became effective in May 2018. The GDPR establishes requirements applicable to the handling of personal data and imposes penalties for non-compliance of up to the greater of €20 million or 4% of worldwide revenue. The costs of compliance with, and other burdens imposed by, the GDPR may limit the use and adoption of ChargePoint’s products and services and could have an adverse impact on its business. Further, California adopted the California Consumer Privacy Protection Act and the California State Attorney General has begun enforcement actions.

The costs of compliance with, and other burdens imposed by, laws and regulations relating to privacy, data protection and information security that are applicable to the businesses of customers may adversely affect ability and willingness to process, handle, store, use and transmit certain types of information, such as demographic and other personal information. In addition, the other bases on which ChargePoint and its customers rely for the transfer of personal data across national borders, such as the Standard Contractual Clauses promulgated by the EU Commission Decision 2010/87/EU, commonly referred to as the Model Clauses, continue to be subjected to regulatory and judicial scrutiny. If ChargePoint or its customers are unable to transfer data between and among countries and regions in which it operates, it could decrease demand for its products and services or require it to modify or restrict some of its products or services.

In addition to government activity, privacy advocacy groups, the technology industry and other industries have established or may establish various new, additional or different self-regulatory standards that may place additional burdens on technology companies. Customers may expect that ChargePoint will meet voluntary certifications or adhere to other standards established by them or third parties. If ChargePoint is unable to maintain these certifications or meet these standards, it could reduce demand for its solutions and adversely affect its business.

Failure to comply with anticorruption and anti-money laundering laws, including the FCPA and similar laws associated with activities outside of the United States, could subject ChargePoint to penalties and other adverse consequences.

ChargePoint is subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the UK Bribery Act and possibly other anti-bribery and anti-money laundering laws in countries in which it conducts activities. It faces significant risks if it fails to comply with the FCPA and other anti-corruption laws that prohibit companies and their employees and third-party intermediaries from promising, authorizing, offering or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person or securing any advantage. Any violation of the FCPA, other applicable anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, or severe criminal or civil sanctions, which could have a materially adverse effect on New ChargePoint’s reputation, business, operating results and prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources, significant defense costs and other professional fees.

Failure to comply with laws relating to employment could subject ChargePoint to penalties and other adverse consequences.

ChargePoint is subject to various employment-related laws in the jurisdictions in which its employees are based. It faces risks if it fails to comply with applicable United States federal or state wage laws, or wage laws applicable to its employees outside of the United States. In addition, ChargePoint implemented a reduction in force and furloughed employees in 2020, and the attendant layoffs and/or furloughs could create an additional risk of claims being made on behalf of affected employees. Any violation of applicable wage laws or other labor- or employment-related laws could result in complaints by current or former employees, adverse media coverage, investigations and damages or penalties which could have a materially adverse effect on New ChargePoint’s reputation, business, operating results and prospects. In addition, responding to any such proceeding may result in a significant diversion of management’s attention and resources, significant defense costs and other professional fees.

Existing and future environmental health and safety laws and regulations could result in increased compliance costs or additional operating costs or construction costs and restrictions. Failure to comply with such laws and regulations may result in substantial fines or other limitations that may adversely impact ChargePoint’s financial results or results of operation.

ChargePoint and its operations, as well as those of ChargePoint’s contractors, suppliers and customers, are subject to certain environmental laws and regulations, including laws related to the use, handling, storage, transportation and disposal of hazardous substances and wastes as well as electronic wastes and hardware, whether hazardous or not. These laws may require ChargePoint or others in ChargePoint’s value chain to obtain permits and comply with procedures that impose various restrictions and obligations that may have material effects on ChargePoint’s operations. If key permits and approvals cannot be obtained on acceptable terms, or if other operational requirements cannot be met in a manner satisfactory for ChargePoint’s operations or on a timeline that meets ChargePoint’s commercial obligations, it may adversely impact our business.

Environmental and health and safety laws and regulations can be complex and may be subject to change, such as through new requirements enacted at the supranational, national, sub-national and/or local level or new or modified regulations that may be implemented under existing law. The nature and extent of any changes in these laws, rules, regulations and permits may be unpredictable and may have material effects on ChargePoint’s business. Future legislation and regulations or changes in existing legislation and regulations, or interpretations thereof, including those relating to hardware manufacturing, electronic waste or batteries, could cause additional expenditures, restrictions and delays in connection with ChargePoint’s operations as well as other future projects, the extent of which cannot be predicted.

Further, ChargePoint currently relies on third parties to ensure compliance with certain environmental laws, including those related to the disposal of hazardous and non-hazardous wastes. Any failure to properly handle or dispose of such wastes, regardless of whether such failure is ChargePoint’s or its contractors, may result in liability under environmental laws, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act, under which liability may be imposed without regard to fault or degree of contribution for the investigation and clean-up of contaminated sites, as well as impacts to human health and damages to natural resources. Additionally, ChargePoint may not be able to secure contracts with third parties to continue their key supply chain and disposal services for our business, which may result in increased costs for compliance with environmental laws and regulations.

Risks Relating to Ownership of the Common Stock after the Closing of the Business Combination

Concentration of ownership among ChargePoint’s existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

After giving effect to the Closing and the PIPE Financing and assuming no redemptions of Class A common stock, New ChargePoint’s directors, executive officers and their affiliates as a group will beneficially own approximately 65.6% of the outstanding New ChargePoint Class A common stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of the certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

ChargePoint has never paid cash dividends on its capital stock, and New ChargePoint does not anticipate paying dividends in the foreseeable future.

ChargePoint has never paid cash dividends on its capital stock and currently intends to retain any future earnings to fund the growth of its business. Any determination to pay dividends in the future will be at the discretion of the board of directors and will depend on financial condition, operating results, capital requirements, general business conditions and other factors that the board may deem relevant. As a result, capital appreciation, if any, of New ChargePoint’s Class A common stock will be the sole source of gain for the foreseeable future.

The stock price following the closing of the Business Combination will be volatile, and you may not be able to sell shares at or above the price at the Closing.

After the closing of the Business Combination, the trading price of the Class A common stock and warrants will be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond New ChargePoint’s control. These factors include:

●	actual or anticipated fluctuations in operating results;

●	failure to meet or exceed financial estimates and projections of the investment community or that New ChargePoint provides to the public;

●	issuance of new or updated research or reports by securities analysts or changed recommendations for the industry in general;

●	announcements of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

●	operating and share price performance of other companies in the industry or related markets;

●	the timing and magnitude of investments in the growth of the business;

●	actual or anticipated changes in laws and regulations;

●	additions or departures of key management or other personnel;

●	increased labor costs;

●	disputes or other developments related to intellectual property or other proprietary rights, including litigation;

●	the ability to market new and enhanced solutions on a timely basis;

●	sales of substantial amounts of the Class A common stock by the New ChargePoint board of directors, executive officers or significant stockholders or the perception that such sales could occur;

●	changes in capital structure, including future issuances of securities or the incurrence of debt; and

●	general economic, political and market conditions.

In addition, the stock market in general, and the stock prices of technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of New ChargePoint Class A common stock, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.

Anti-takeover provisions contained in the post-Closing governing documents and applicable laws could impair a takeover attempt.

Upon the closing of the Business Combination, New ChargePoint’s certificate of incorporation and bylaws will afford certain rights and powers to the New ChargePoint board of directors that could contribute to the delay or prevention of an acquisition that it deems undesirable. New ChargePoint is also subject to Section 203 of the Delaware General Corporation Law and other provisions of Delaware law that limit the ability of stockholders in certain situations to effect certain business combinations. Any of the foregoing provisions and terms that has the effect of delaying or deterring a change in control could limit the opportunity for stockholders to receive a premium for their shares of their Class A common stock, and could also affect the price that some investors are willing to pay for the Class A common stock.

The post-Closing certificate of incorporation will provide, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit stockholders’ ability to obtain a more favorable judicial forum for disputes with New ChargePoint or its directors, officers, employees or stockholders.

The post-Closing certificate of incorporation will require, to the fullest extent permitted by law, that derivative actions brought in name of New ChargePoint, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought in the Court of Chancery in the State of Delaware or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of capital stock shall be deemed to have notice of and consented to the forum provisions in the certificate of incorporation. In addition, the certificate of incorporation and bylaws will provide that the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act and the Exchange Act.

In March 2020, the Delaware Supreme Court issued a decision in Salzburg et al. v. Sciabacucchi, which found that an exclusive forum provision providing for claims under the Securities Act to be brought in federal court is facially valid under Delaware law. It is unclear whether this decision will be appealed, or what the final outcome of this case will be. New ChargePoint intends to enforce this provision, but it does not know whether courts in other jurisdictions will agree with this decision or enforce it.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with New ChargePoint or any of its directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in the certificate of incorporation to be inapplicable or unenforceable in an action, New ChargePoint may incur additional costs associated with resolving such action in other jurisdictions, which could harm its business, operating results and financial condition.

Risks Related to Switchback

Risks Related to Our Business, Operations and Industry

The risks discussed herein have been identified by our management based on an evaluation of the historical risks faced by ChargePoint and relate to our management’s current expectations as to future risks that may result from our anticipated ownership and operation of ChargePoint.

The loss of senior management or technical personnel could adversely affect our ability to successfully effect the Business Combination and successfully operate the business thereafter.

Our ability to successfully effect the Business Combination and successfully operate the business is dependent upon the services of our senior management and technical personnel. While we have scrutinized the individuals who will stay with us following the Business Combination, our assessment of these individuals may not prove to be correct. We do not plan to obtain any insurance against the loss of any of these individuals. The loss of the services of our senior management or technical personnel could have a material adverse effect on our business, financial condition and results of operations. Switchback will also be dependent, in part, upon ChargePoint’s technical personnel in connection with operating the business following the Business Combination. A loss by ChargePoint of its technical personnel could seriously harm Switchback’s business and results of operations.

There are inherent limitations in all control systems, and misstatements due to error or fraud that could seriously harm Switchback’s business may occur and not be detected.

Our management does not expect that our internal and disclosure controls will prevent all possible error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, an evaluation of controls can only provide reasonable assurance that all material control issues and instances of fraud, if any, in Switchback have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by the individual acts of some persons or by collusion of two or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Switchback will also be dependent, in part, upon ChargePoint’s internal control. A failure of Switchback’s or ChargePoint’s controls and procedures to detect error or fraud could seriously harm Switchback’s business and results of operations.

Switchback’s business could be adversely affected by security threats, including cybersecurity threats and related disruptions.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks by cyberattackers on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business, lead to financial loss and negative publicity. Switchback will also be dependent, in part, upon ChargePoint’s information. A failure in the security of ChargePoint’s information systems could seriously harm Switchback’s business and results of operations.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement governing the terms of our warrants, we have agreed that as soon as practicable, but in no event later than 15 business days, after the closing of an initial business combination, we will use our best efforts to file a registration statement under the Securities Act covering such shares. We will use our best efforts to cause the same to become effective, but in no event later than 60 business days after the Closing, and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws.

Risks Related to Switchback and the Business Combination

Following the consummation of the Business Combination, our sole material asset will be our direct equity interest in ChargePoint and we will be accordingly dependent upon distributions from ChargePoint to pay taxes and cover our corporate and other overhead expenses and pay dividends, if any, on our common stock.

We are a holding company and, subsequent to the completion of the Business Combination, will have no material assets other than our direct equity interest in ChargePoint. We will have no independent means of generating revenue. To the extent ChargePoint has available cash, we will cause ChargePoint to make distributions of cash to us to pay taxes, cover our corporate and other overhead expenses and pay dividends, if any, on our common stock. To the extent that we need funds and ChargePoint fails to generate sufficient cash flow to distribute funds to us or is restricted from making such distributions or payments under applicable law or regulation or under the terms of its financing arrangements, or is otherwise unable to provide such funds, our liquidity and financial condition could be materially adversely affected.

Subsequent to the consummation of the Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

Although we have conducted due diligence on ChargePoint, we cannot assure you that this diligence revealed all material issues that may be present in ChargePoint, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of our control will not later arise. As a result, we may be forced to later write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and may not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us following the completion of the Business Combination or our securities. In addition, charges of this nature may cause us to be unable to obtain future financing on favorable terms or at all.

Our initial stockholders have agreed to vote in favor of the business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the founders agree to vote their founder shares in accordance with the majority of the votes cast by public stockholders in connection with an initial business combination, our initial stockholders have agreed to vote any shares of Class A common stock and Class B common stock owned by them in favor of the Business Combination. As of the date hereof, our initial stockholders own shares equal to approximately 20.5% of our issued and outstanding shares of Class A common stock and Class B common stock in the aggregate. Accordingly, it is more likely that the necessary stockholder approval will be received for the Business Combination than would be the case if the initial stockholders agreed to vote any shares of Class A common stock and Class B common stock owned by them in accordance with the majority of the votes cast by our public stockholders.

Our Sponsor, certain members of our board of directors and our officers have interests in the Business Combination that are different from or are in addition to other stockholders in recommending that stockholders vote in favor of approval of the Business Combination proposal.

Our board of directors has unanimously approved the Business Combination Agreement and related transactions and the other proposals described in the proxy statement/prospectus/consent solicitation statement related to the Business Combination. Further, our board of directors has determined that it is advisable to consummate the Business Combination and has recommended that our stockholders vote “FOR” the approval of the Business Combination Agreement. When considering our board’s recommendation that our stockholders vote in favor of the approval of the Business Combination proposal, our stockholders should be aware that our directors and officers have interests in the Business Combination that may be different from, or in addition to, the interests of our stockholders. These interests include:

●	the fact that our Sponsor holds 5,521,568 private placement warrants that would expire worthless if a Business Combination is not consummated;

●	the fact that our Sponsor, officers and directors have agreed not to redeem any of the shares of our common stock held by them in connection with a stockholder vote to approve the Business Combination;

●	the fact that our Sponsor paid an aggregate of $25,000 for the Founder Shares, including 120,000 Founder Shares which were subsequently transferred to our independent directors, and that such securities will have a significantly higher value at the time of the Business Combination, which if unrestricted and freely tradable would be valued at approximately $240,044,813, based on the closing price of our Class A common stock of $34.95 per share on December 16, 2020 (after giving effect to the forfeiture of Founder Shares contemplated by the Founders Stock Letter and not taking into account the Founder Earn Back Shares);

●	if the Trust Account is liquidated, including in the event we are unable to complete an initial business combination within the required time period, our Sponsor has agreed to indemnify us to ensure that the proceeds in the Trust Account are not reduced below $10.00 per public share, or such lesser amount per public share as is in the Trust Account on the liquidation date, by the claims of (a) any third party (other than our independent registered public accounting firm) for services rendered or products sold to us or (b) a prospective target business with which we have entered into a letter of intent, confidentiality or other similar agreement or business combination agreement, but only if such a third party or target business has not executed a waiver of all rights to seek access to the Trust Account;

●	the fact that our independent directors own an aggregate of 120,000 Founder Shares that were transferred from our Sponsor, which if unrestricted and freely tradeable would be valued at approximately $4,194,000, based on the closing price of our Class A common stock of $34.95 per share on December 16, 2020 (after giving effect to the forfeiture of Founder Shares contemplated by the Founders Stock Letter);

●	the fact that our Sponsor, officers and directors will be reimbursed for out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations; and

●	the fact that our Sponsor, officers and directors will lose their entire investment in us if an initial business combination is not completed.

Our board of directors was aware of and considered these interests, among other matters, in reaching the determination to approve the Business Combination and the Business Combination Agreement and in recommending that the holders of our common stock vote to approve the Business Combination and adopt the Business Combination Agreement.

Our initial stockholders hold a significant number of shares of our common stock and our Sponsor holds a significant number of our warrants. They will lose their entire investment in us if we do not complete an initial business combination.

Our Sponsor and our independent directors hold all of our 7,852,941 Founder Shares, representing 20% of the total outstanding shares upon completion of our Public Offering. The Founder Shares will be worthless if we do not complete an initial business combination by July 30, 2021. In addition, our Sponsor holds an aggregate of 5,521,568 private placement warrants that will also be worthless if we do not complete an initial business combination by July 30, 2021.

The Founder Shares are identical to the shares of Class A common stock included in the units, except that (a) the Founder Shares and the shares of Class A common stock into which the Founder Shares convert upon an initial business combination are subject to certain transfer restrictions, (b) our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (i) to waive their redemption rights with respect to their Founder Shares and any public shares they own in connection with the completion of an initial business combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete an initial business combination by July 30, 2021 (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete an initial business combination by July 30, 2021) and (c) the Founder Shares are automatically convertible into shares of our Class A common stock at the time of an initial business combination.

The personal and financial interests of our Sponsor, officers and directors may have influenced their motivation in identifying and selecting the business combination, completing the business combination and influencing our operation following the business combination.

We will incur significant transaction costs in connection with the Business Combination.

We have and expect to incur significant, non-recurring costs in connection with consummating the Business Combination. All expenses incurred in connection with the Business Combination Agreement and the Business Combination, including all legal, accounting, consulting, investment banking and other fees, expenses and costs, will be for the account of the party incurring such fees, expenses and costs; provided, that, our Sponsor has agreed to pay any Switchback Transaction Costs (as defined in the Registration Statement) (excluding any PIPE Financing Transaction Costs (as defined in the Registration Statement)) in excess of the Switchback Transaction Costs Cap (as defined in the Registration Statement), and all other Switchback Transaction Costs will be borne by us. Our transaction expenses as a result of the Business Combination are currently estimated at approximately $29.5 million, including approximately $10.9 million in deferred underwriting discounts and commissions to the underwriters of our Public Offering.

We may be subject to business uncertainties while the Business Combination is pending.

Uncertainty about the effect of the Business Combination on employees and third parties may have an adverse effect on ChargePoint and consequently, on Switchback. These uncertainties may impair ChargePoint’s ability to attract, retain and motivate key personnel and could cause third parties that deal with ChargePoint to defer entering into contracts or making other decisions or seek to change existing business relationships. If key employees depart because of issues relating to such uncertainty or a desire not to remain with the business, ChargePoint’s business following the Business Combination could be negatively impacted. In addition, the Business Combination Agreement restricts ChargePoint from making certain expenditures and taking other specified actions without the consent of Switchback until the Business Combination occurs. These restrictions may prevent ChargePoint from pursuing attractive business opportunities that may arise prior to the Closing.

The consummation of the Business Combination is subject to a number of conditions and if those conditions are not satisfied or waived, the Business Combination Agreement may be terminated in accordance with its terms and the Business Combination may not be completed.

The Business Combination Agreement is subject to a number of conditions which must be fulfilled in order to complete the Business Combination. Those conditions include: (a) approval by our stockholders and ChargePoint’s stockholders, (b) Switchback having at least $5,000,001 of net tangible assets as of the effective time of the consummation of the Business Combination, (c) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (d) the listing of the shares of Class A common stock to be issued in connection with the Closing and the PIPE Financing on the NYSE (or another national securities exchange mutually agreed by the parties to the Business Combination Agreement) and the effectiveness of the Registration Statement and (e) the amount of Switchback Cash (as defined in the Registration Statement) minus (x) the aggregate amount of cash proceeds that will be required to satisfy redemptions of public shares by our public stockholders in accordance with our organizational documents, if any, minus (y) the amount of Switchback Transaction Costs that remain unpaid immediately prior to the Closing (excluding, for the avoidance of doubt, any Switchback Transaction Costs payable by our Sponsor in accordance with the Business Combination Agreement), equaling at least $300,000,000. In addition, the parties can mutually decide to terminate the Business Combination Agreement at any time, before or after stockholder approval, or Switchback or ChargePoint may elect to terminate the Business Combination Agreement in certain other circumstances.

We may waive one or more of the conditions to the Business Combination.

We may agree to waive, in whole or in part, one or more of the conditions to our obligations to complete the Business Combination, to the extent permitted by our Charter, bylaws and applicable laws. For example, it is a condition to our obligation to close the Business Combination that certain of ChargePoint’s representations and warranties be true and correct in all material respects as of the date of the Business Combination Agreement and the Effective Time. However, if our board of directors determines that it is in the best interests of Switchback to proceed with the Business Combination, then our board of directors may elect to waive that condition and close the Business Combination.

If we are unable to complete an initial business combination on or prior to July 30, 2021, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account (or less than $10.00 per share in certain circumstances where a third party brings a claim against us that our Sponsor is unable to indemnify), and our warrants will expire worthless.

If we are unable to complete an initial business combination on or prior to July 30, 2021, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account (or less than $10.00 per share in certain circumstances where a third party brings a claim against us that our Sponsor is unable to indemnify (as described below)), and our warrants will expire worthless.

If third parties bring claims against us, the proceeds held in our Trust Account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. Although no third parties have refused to execute an agreement waiving such claims to the monies held in the Trust Account to date, if any third party refuses to execute such an agreement in the future, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (a) $10.00 per public share and (b) the actual amount per public share held in the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets as of the date of the liquidation of the Trust Account, in each case including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, less franchise and income taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for an initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete an initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Legal proceedings in connection with the Business Combination, the outcomes of which are uncertain, could delay or prevent the completion of the Business Combination.

On October 29, 2020, a putative class action lawsuit was filed in the Supreme Court of the State of New York by a purported Switchback stockholder in connection with the Business Combination: Bulsa v. Switchback Energy Acquisition Corporation, et al., Index No. 655800/2020 (Sup. Ct. N.Y. Cnty.). Separately, on November 6, 2020, a putative class action lawsuit was filed in the Supreme Court of the State of New York by a different purported Switchback stockholder in connection with the Business Combination: Bushansky v. Switchback Energy Acquisition Corporation, et al., Index No. 656119/2020 (Sup. Ct. N.Y. Cnty.). Additionally, on December 15, 2020, a complaint was filed in the United States District Court for the Southern District of New York by a purported Switchback stockholder in connection with the Business Combination: Ward v. Switchback Energy Acquisition Corporation, et al., Case No. 1:20-cv-10577 (S.D.N.Y.). On December 16, 2020, a separate complaint was filed in the Supreme Court of the State of New York by a purported Switchback stockholder in connection with the Business Combination: Baker v. Switchback Energy Acquisition Corporation, et al., Index No. 657063/2020 (Sup. Ct. N.Y. Cnty.) (collectively, the “Complaints”). The Complaints name Switchback and current members of our board as defendants. The Complaints allege, among other things, breach of fiduciary duty claims against our board in connection with the Business Combination. The Complaints also allege that the proxy statement/prospectus/consent solicitation statement related to the Business Combination is materially misleading and/or omits material information concerning the Business Combination, including, with respect to the Federal Complaint (as defined below), in violation of Sections 14(a) and 20(a) of the Exchange Act. The Complaints generally seek injunctive relief, unspecified damages and awards of attorneys’ and experts’ fees, among other remedies.

Additional lawsuits may be filed against Switchback or our directors and officers in connection with the Business Combination. Defending such additional lawsuits could require Switchback to incur significant costs and draw the attention of our management team away from the Business Combination. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time the Business Combination is consummated may adversely affect New ChargePoint’s business, financial condition, results of operations and cash flows. Such legal proceedings could also delay or prevent the Business Combination from becoming effective within the completed timeframe.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (a) $10.00 per public share and (b) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, less franchise and income taxes payable, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations.

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

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed, and any persons who may become officers or directors prior to an initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (a) we have sufficient funds outside of the Trust Account or (b) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

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

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.

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

Even if we consummate the Business Combination, there is no guarantee that the public warrants will be in the money at the time they become exercisable, and they may expire worthless.

The exercise price for our warrants is $11.50 per share of Class A common stock. There is no guarantee that the public warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the warrants may expire worthless.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of the warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without a holder’s approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (a) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (b) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (c) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us for cash so long as they are held by our Sponsor or its permitted transferees.

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

Because certain of our shares of Class A common stock and warrants currently trade as units consisting of one share of Class A common stock and one-third of one warrant, the units may be worth less than units of other blank check companies.

Each unit contains one-third of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole warrants will trade. This is different from other blank check companies similar to ours whose units include one share of common stock and one warrant to purchase one whole share. This unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of an initial business combination since the warrants will be exercisable in the aggregate for one-third of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

We may issue additional common stock or preferred stock to complete the Business Combination or under an employee incentive plan after completion of the Business Combination. Any such issuances would dilute the interest of our stockholders and likely present other risks.

We may issue a substantial number of additional shares of common or preferred stock to complete the Business Combination or under an employee incentive plan after completion of the Business Combination. The issuance of additional shares of common or preferred stock:

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

We cannot assure you that our securities will continue to be listed on the NYSE after the Business Combination. In connection with the Business Combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4.00 per share, our aggregate market value would be required to be at least $150 million, and the market value of our publicly held shares would be required to be at least $40 million. We cannot assure you that we will be able to meet those initial listing requirements at that time. Our continued eligibility for listing may depend on, among other things, the number of our shares that are redeemed.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or pre-empts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and public warrants are listed on the NYSE, our units, Class A common stock and public warrants qualify as covered securities. Although the states are pre-empted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Our board of directors did not obtain a third-party valuation or fairness opinion in determining whether or not to proceed with the Business Combination.

Our board of directors did not obtain a third-party valuation or fairness opinion in connection with its determination to approve the Business Combination. Our officers and directors have substantial experience in evaluating the operating and financial merits of companies from a wide range of industries and concluded that their experience and backgrounds, together with the experience and sector expertise of our advisors, enabled them to make the necessary analyses and determinations regarding the Business Combination. Accordingly, investors will be relying solely on the judgment of our board of directors in valuing ChargePoint and assuming the risk that our board of directors may not have properly valued the business. The lack of a third-party valuation or fairness opinion may also lead an increased number of stockholders to vote against the proposed Business Combination or demand redemption of their shares for cash, which could potentially impact our ability to consummate the Business Combination.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock. After the Business Combination (and assuming no redemptions by our public stockholders of public shares), our Sponsor and our current officers and directors will hold approximately 2.5% of our Class A common stock, including the 6,868,235 shares of Class A common stock into which the Founder Shares will convert (or 2.8% of our Class A common stock, assuming a maximum redemption by our public stockholders of 100% of the public shares). Pursuant to the terms of a letter agreement entered into at the time of the IPO, and reaffirmed in the Founders Stock Letter, the Founder Shares (which will be converted into shares of Class A common stock at the Closing) may not be transferred until the earlier to occur of (a) one year after the Closing or (b) the date on which we complete a liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period commencing at least 150 days after the Closing, the shares of Class A common stock into which the Founder Shares convert will be released from these transfer restrictions. Pursuant to the A&R Registration Rights Agreement, New ChargePoint will agree that, within 15 business days after the Closing, New ChargePoint will file with the SEC (at New ChargePoint’s sole cost and expense) the Resale Registration Statement, and New ChargePoint will use its commercially reasonable efforts to have the Resale Registration Statement become effective as soon as reasonably practicable after the filing thereof. In certain circumstances, the Registration Rights Holders can demand up to four underwritten offerings and will be entitled to customary piggyback registration rights.

Further, pursuant to the Subscription Agreements, the Company agreed that, within 15 business days after the consummation of the Business Combination, New ChargePoint will file with the SEC (at New ChargePoint’s sole cost and expense) a registration statement registering the resale of the shares of Class A common stock that are issued in the PIPE Financing (the “PIPE Resale Registration Statement”), and New ChargePoint will use its reasonable best efforts to have the PIPE Resale Registration Statement declared effective as soon as practicable after the filing thereof. This registration statement will also cover shares issuable upon exercise of the public warrants. The sale of shares under the PIPE Resale Registration Statement is likely to have an adverse effect on the trading price of the Class A common stock.

If the Business Combination’s benefits do not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline.

If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of our securities prior to the Closing may decline. The market values of our securities at the time of the Business Combination may vary significantly from their prices on the date the Business Combination Agreement was executed or the date on which our stockholders vote on the Business Combination.

In addition, following the Business Combination, fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Prior to the Business Combination, trading in the shares of our Class A common stock has not been active. Accordingly, the valuation ascribed to our Class A common stock in the Business Combination may not be indicative of the price that will prevail in the trading market following the Business Combination. If an active market for our securities develops and continues, the trading price of our securities following the Business Combination could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities following the Business Combination may include:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

●	changes in the market’s expectations about our operating results;

●	success of competitors;

●	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

●	changes in financial estimates and recommendations by securities analysts concerning New ChargePoint or the market in general;

●	operating and stock price performance of other companies that investors deem comparable to us;

●	our ability to market new and enhanced products and technologies on a timely basis;

●	changes in laws and regulations affecting our business;

●	our ability to meet compliance requirements;

●	commencement of, or involvement in, litigation involving New ChargePoint;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	the volume of shares of our Class A common stock available for public sale;

●	any major change in our board of directors or management;

●	sales of substantial amounts of Class A common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and the NYSE have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to New ChargePoint following the Business Combination could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Following the Business Combination, if securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our Class A common stock adversely, the price and trading volume of our Class A common stock could decline.

The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover New ChargePoint following the Business Combination change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Class A common stock would likely decline. If any analyst who may cover New ChargePoint following the Business Combination were to cease their coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Our Sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase public shares from public stockholders, which may influence the vote on the Business Combination proposal and reduce the public “float” of our Class A common stock.

Our Sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares in privately negotiated transactions or in the open market either prior to or following the completion of the Business Combination, although they are under no obligation to do so. There is no limit on the number of public shares our Sponsor, directors, officers, advisors or any of their respective affiliates may purchase in such transactions, subject to compliance with applicable law and the rules of the NYSE. Any such privately negotiated purchases may be effected at purchase prices that are in excess of the per share pro rata portion of the Trust Account. However, our Sponsor, directors, officers, advisors and their respective affiliates have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase public shares in such transactions. None of our Sponsor, directors, officers, advisors or any of their respective affiliates will make any such purchases when they are in possession of any material non-public information not disclosed to the seller of such public shares or during a restricted period under Regulation M under the Exchange Act. Such a purchase could include a contractual acknowledgement that such stockholder, although still the record holder of such public shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights, and could include a contractual provision that directs such stockholder to vote such shares in a manner directed by the purchaser.

In the event that our Sponsor, directors, officers, advisors or any of their respective affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares.

The purpose of any such purchases of public shares could be to vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining stockholder approval of the Business Combination or to satisfy a closing condition in the Business Combination Agreement, where it appears that such requirement would otherwise not be met. Any such purchases of our public shares may result in the completion of the Business Combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent the purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Changes in laws or regulations, or a failure to comply with any laws or regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete the Business Combination, and results of operations.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (a) the last day of the fiscal year (i) following July 30, 2024, the fifth anniversary of our Public Offering, (ii) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time) or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We cannot predict if investors will find our Class A common stock less attractive because we will rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

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

Our initial stockholders currently own an aggregate of 7,852,941 Founder Shares. Immediately prior to the Closing, the initial stockholders will forfeit an aggregate of 984,706 Founder Shares in accordance with the terms of the Founders Stock Letter. The Founder Shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and subject to further adjustment as set forth herein. In addition, if our Sponsor makes any Working Capital Loans (as defined below), it may convert those loans into up to an additional 1,000,000 private placement warrants, at the price of $1.50 per warrant. Any issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the Class A common stock issued to complete the Business Combination. Therefore, our warrants and Founder Shares may make it more difficult to effectuate the Business Combination or increase the cost of acquiring ChargePoint.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete the Business Combination even if a substantial majority of our stockholders do not agree.

Our Charter does not provide a specified maximum redemption threshold, except that in no event will we redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete the Business Combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

Our stockholders will have a reduced ownership and voting interests after the Business Combination and will exercise less influence over management.

Upon the issuance of the shares of Class A common stock to the ChargePoint stockholders and the investors in the PIPE Financing, current holders of our common stock will be diluted. Following the consummation of the Business Combination and the PIPE Financing, current holders of our common stock would own 13.7% of New ChargePoint.

The market price of shares of Class A common stock after the Business Combination may be affected by factors different from those currently affecting the price of shares of Class A common stock.

Upon completion of the Business Combination, ChargePoint stockholders will become holders of Class A common stock. Prior to the Business Combination, Switchback has limited operations. Upon completion of the Business Combination, Switchback’s results of operations will depend upon the performance of the ChargePoint business, which is affected by factors that are different from those currently affecting the results of operations of Switchback.

The Business Combination or post-combination company may be materially adversely affected by the recent COVID-19 outbreak.

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. COVID-19 has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization (“WHO”) declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020, the WHO characterized the outbreak as a “pandemic.” The COVID-19 outbreak has resulted, and a significant outbreak of other infectious diseases could result, in a widespread health crisis that could adversely affect the economies and financial markets worldwide. Additionally, our ability to consummate the Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the outbreak of COVID-19 or its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit our ability to have meetings with potential investors or affect the ability of ChargePoint’s personnel, vendors and service providers to negotiate and consummate the Business Combination in a timely manner. The extent to which COVID-19 impacts the Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate the Business Combination may be materially adversely affected.

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

Item 3. Legal Proceedings.

On October 29, 2020, a putative class action lawsuit was filed in the Supreme Court of the State of New York by a purported Switchback stockholder in connection with the Business Combination: Bulsa v. Switchback Energy Acquisition Corporation, et al., Index No. 655800/2020 (Sup. Ct. N.Y. Cnty.) (the “Bulsa Complaint”). Separately, on November 6, 2020, a putative class action lawsuit was filed in the Supreme Court of the State of New York by a different purported Switchback stockholder in connection with the Business Combination: Bushansky v. Switchback Energy Acquisition Corporation, et al., Index No. 656119/2020 (Sup. Ct. N.Y. Cnty.) (together with the Bulsa Complaint, the “Putative Class Action Complaints”). Additionally, on December 15, 2020, a complaint was filed in the United States District Court for the Southern District of New York by a purported Switchback stockholder in connection with the Business Combination: Ward v. Switchback Energy Acquisition Corporation, et al., Case No. 1:20-cv-10577 (S.D.N.Y.) (the “Federal Complaint”). On December 16, 2020, a separate complaint was filed in the Supreme Court of the State of New York by a purported Switchback stockholder in connection with the Business Combination: Baker v. Switchback Energy Acquisition Corporation, et al., Index No. 657063/2020 (Sup. Ct. N.Y. Cnty.) (together with the Federal Complaint and the Putative Class Action Complaints, the “Complaints”). The Complaints name Switchback and current members of our board of directors as defendants. The Complaints allege, among other things, breach of fiduciary duty claims against our board of directors in connection with the Business Combination. The Complaints also allege that the proxy statement/prospectus/consent solicitation statement related to the Business Combination is materially misleading and/or omits material information concerning the Business Combination, including, with respect to the Federal Complaint, in violation of Sections 14(a) and 20(a) of the Exchange Act. The Complaints generally seek injunctive relief, unspecified damages and awards of attorneys’ and experts’ fees, among other remedies.

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

Holders

At February 3, 2021, there were two holders of record of our Units, one holder of record of our Class A common stock, four holders of record of our Class B common stock, one holder of record of our Warrants and one holder of record of our Private Placement Warrants.

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

Goldman Sachs & Co. LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, RBC Capital Markets, LLC and Tudor, Pickering, Holt & Co. Securities, Inc. served as underwriters for the Public Offering. The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-232501) (the “IPO Registration Statement”). The SEC declared the IPO Registration Statement effective on July 25, 2019.

From May 10, 2019 (inception) through December 31, 2019, we incurred approximately $17.7 million for costs and expenses related to the Public Offering, including an up-front fee of approximately $6.24 million in underwriting discounts and commissions and approximately $10.9 million in deferred underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination. Prior to the closing of the Public Offering, our Sponsor loaned us approximately $251,000 under a promissory note (the “Note”). We repaid this Note to our Sponsor on August 12, 2019. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus filed with the SEC on July 29, 2019.

After deducting the underwriting discounts and commissions (excluding the deferred portion of approximately $10.9 million, which amount will be payable upon consummation of our initial business combination) and offering expenses, the total net proceeds from the Public Offering and the sale of the Private Placement Warrants were approximately $315.1 million, of which approximately $314.1 million (or $10.00 per share sold in the Public Offering) was placed in the Trust Account.

Item 6. Selected Financial Data.

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 301(c) of Regulation S-K, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we,” “us,” “our,” “Switchback” or the “Company” are to Switchback Energy Acquisition Corporation, except where the context requires otherwise. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.

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

The Registration Statement for the Public Offering was declared effective on July 25, 2019. On July 30, 2019, we consummated the Public Offering of 30,000,000 units at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $17.7 million, inclusive of $10.9 million in deferred underwriting commissions. Certain of our officers and directors purchased 200,000 (the “Affiliated Units”) of the 30,000,000 Units sold in the Public Offering for an aggregate purchase price of $2.0 million. The underwriters were granted a 45-day option from the date of the final prospectus relating to the Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at $10.00 per Unit, less underwriting discounts and commissions. On September 4, 2019, the underwriters partially exercised the over-allotment option and, on September 6, 2019, the underwriters purchased an additional 1,411,763 units, generating gross proceeds of approximately $14.1 million. The remaining over-allotment option subsequently expired.

Simultaneously with the closing of the Public Offering, we consummated the Private Placement of 5,333,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to our Sponsor, generating gross proceeds of approximately $8.0 million. Simultaneously with the closing of the sale of the Over-allotment Units, our Sponsor purchased an additional 188,235 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating gross proceeds of approximately $282,000.

Approximately $314.1 million ($10.00 per Unit) of the net proceeds of the Public Offering (including the Over-allotment Units) and certain of the proceeds of the Private Placement was placed in the Trust Account located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the Trust Account as described below.

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

Results of Operations

Our only activities from inception through December 31, 2020 related to our formation and the Public Offering, and, since the closing of the Public Offering, the search for a prospective initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as costs in the pursuit of our acquisition plans.

For the year ended December 31, 2020, we had a net loss of approximately $5 million, which consisted of approximately $1.2 million of gain on marketable securities, dividends and interest held in Trust Account, offset by approximately $5.7 million in general and administrative expenses, $200,000 in franchise tax expense, and approximately $202,000 in income tax expense.

For the period from May 10, 2019 (inception) through December 31, 2019, we had net income of approximately $780,000, which consisted of approximately $2.3 million of gain on marketable securities, dividends and interest held in Trust Account, offset by approximately $935,000 in general and administrative expenses, $88,000 in franchise tax expense, and approximately $479,000 in income tax expense.

Proposed Business Combination

On September 23, 2020, we entered into the Business Combination Agreement with Merger Sub and ChargePoint. Pursuant to the Business Combination Agreement, among other things, Merger Sub will be merged with and into ChargePoint, with ChargePoint surviving the Merger as a wholly owned subsidiary of the Company. For more information regarding the Proposed Transactions, please refer to our proxy statement, prospectus and consent solicitation statement filed with the Securities and Exchange Commission on January 8, 2021.

Going Concern Consideration

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2020, we had approximately $112,000 in our operating bank account, approximately $2.9 million of gain on marketable securities, dividends and interest held in Trust Account available to fund a business combination (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), and a working capital deficit of approximately $5.6 million (including approximately $401,000 in tax obligations, which will be paid using investment income held in Trust Account). In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

Our liquidity needs up to December 31, 2020 were satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of shares of our Class B common stock to our Sponsor (the “Founder Shares”), approximately $251,000 in loans from our Sponsor (which was fully repaid on August 12, 2019), the net proceeds from the consummation of the Private Placement not held in the Trust Account and $1,270,000 of cash advanced from the Sponsor.

Management has determined that the Company has access to funds from our Sponsor, and the Sponsor has the financial wherewithal to fund the Company, that are sufficient to fund our working capital needs until the consummation of an initial business combination or for a minimum of one year from the date of issuance of the consolidated financial statements. However, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate and dissolve after July 30, 2021.

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

In addition, $0.35 per unit (but not including the Affiliated Units), or approximately $10.9 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

Administrative Services Agreement

Commencing on the date that our securities were first listed on the NYSE and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. We recorded an aggregate of $120,000 and $50,000 for the year ended December 31, 2020 and for the period from May 10, 2019 (inception) through December 31, 2019, respectively, in general and administrative expenses in connection with the related agreement in the accompanying consolidated statements of operations.

As of December 31, 2020, we recorded an aggregate of approximately $76,000 in related party accrued expenses.

Critical Accounting Policies

Shares of Class A Common Stock Subject to Possible Redemption

Shares of our Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of our Class A common stock (including shares of our Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of our Class A common stock are classified as stockholders’ equity. Shares of our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020 and 2019, 29,548,906 and 30,047,981 shares of our Class A common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

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

Our consolidated statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for our Class A common stock for year ended December 31, 2020 is calculated by dividing (i) the gain on marketable securities, dividends and interest held in Trust Account of approximately $1.2 million, net of applicable taxes and funds available to be withdrawn from the Trust Account for franchise and income tax obligations of approximately $401,000, resulting in an aggregate of approximately $758,000, by (ii) the weighted average number of shares of our Class A common stock outstanding for the period of 31,411,763 shares. Net loss per share, basic and diluted for our Class B common stock for the year ended December 31, 2020 is calculated by dividing (i) the net loss of approximately $5 million, less income attributable to public shares of approximately $758,000, resulting in a net loss of approximately $5.7 million, by (ii) the weighted average number of shares of our Class B common stock outstanding for the period of 7,852,941 shares.

Net income per share, basic and diluted for our Class A common stock for the period from May 10, 2019 (inception) through December 31, 2019 is calculated by dividing (i) the gain on marketable securities, dividends and interest held in Trust Account of approximately $2.3 million, net of applicable taxes and funds available to be withdrawn from the Trust Account for franchise and income tax obligations of approximately $567,000, resulting in an aggregate of approximately $1.7 million, by (ii) the weighted average number of shares of our Class A common stock outstanding for the period of 31,092,978 shares. Net loss per share, basic and diluted for our Class B common stock for the period from May 10, 2019 (inception) through December 31, 2019 is calculated by dividing (i) the net income of approximately $780,000, less income attributable to public shares of approximately $1.7 million, resulting in a net loss of approximately $935,000, by (ii) the weighted average number of shares of our Class B common stock outstanding for the period of 7,852,941 shares.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Public Offering or until we otherwise no longer qualify as an “emerging growth company.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2020 and 2019	F-3
Consolidated Statements of Operations for the year ended December 31, 2020 and for the period from May 10, 2019 (inception) through December 31, 2019	F-4
Consolidated Statement of Changes in Stockholders’ Equity for the year ended December 31, 2020 and for the period from May 10, 2019 (inception) through December 31, 2019	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2020 and for the period from May 10, 2019 (inception) through December 31, 2019	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Switchback Energy Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Switchback Energy Acquisition Corporation (the “Company”) as of December 31, 2020 and 2019, and the related statements of operations, changes in stockholders’ equity and cash flows, for the year ended December 31, 2020 and for the period from May 10, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from May 10, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by July 30, 2021 then the Company will cease all operations except for the purpose of liquidating. The mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2019.

New York, New York

February 10, 2021

SWITCHBACK ENERGY ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
Assets:
Current assets:
Cash	$111,803	$398,721
Prepaid expenses	238,641	374,286
Total current assets	350,444	773,007
Investments held in Trust Account	316,991,065	316,398,889
Total Assets	$317,341,509	$317,171,896

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$39,094	$200,971
Accrued expenses	4,133,165	-
Accrued expenses - related party	76,045	-
Due to related party	1,279,360	-
Franchise tax payable	200,000	87,928
Income tax payable	200,667	479,064
Total current liabilities	5,928,331	767,963
Deferred underwriting commissions	10,924,117	10,924,117
Total liabilities	16,852,448	11,692,080

Commitments and Contingencies
Class A common stock, $0.0001 par value; 29,548,906 and 30,047,981 shares subject to possible redemption at $10.00 per share at December 31, 2020 and 2019, respectively	295,489,060	300,479,810

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,862,857 and 1,363,782 shares issued and outstanding (excluding 29,548,906 and 30,047,981 shares subject to possible redemption) at December 31, 2020 and 2019, respectively	186	136
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,852,941 shares issued and outstanding	785	785
Additional paid-in capital	9,210,213	4,219,513
Retained earnings (Accumulated deficit)	(4,211,183)	779,572
Total stockholders’ equity	5,000,001	5,000,006
Total Liabilities and Stockholders’ Equity	$317,341,509	$317,171,896

The accompanying notes are an integral part of these consolidated financial statements.

SWITCHBACK ENERGY ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2020	For the period from May 10, 2019 (inception) through December 31, 2019

General and administrative expenses	$5,749,166	$934,695
Franchise tax expense	200,000	87,928
Loss from operations	(5,949,166)	(1,022,623)
Gain on marketable securities, dividends and interest held in Trust Account	1,160,014	2,281,259
Income (loss) before income tax expense	(4,789,152)	1,258,636
Income tax expense	201,603	479,064
Net income (loss)	$(4,990,755)	$779,572

Basic and diluted weighted average shares outstanding, Class A	31,411,763	31,092,978
Basic and diluted net income per share, Class A	$0.02	$0.06
Basic and diluted weighted average shares outstanding, Class B	7,852,941	7,852,941
Basic and diluted net loss per share, Class B	$(0.73)	$(0.12)

The accompanying notes are an integral part of these consolidated financial statements.

SWITCHBACK ENERGY ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the year ended December 31, 2020
	Common Stock				Additional	Retained Earnings	Total
	Class A		Class B		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2019	1,363,782	$136	7,852,941	$785	$4,219,513	$779,572	$5,000,006
Change in value of Class A common stock subject to possible redemption	499,075	50	-	-	4,990,700	-	4,990,750
Net loss	-	-	-	-	-	(4,990,755)	(4,990,755)
Balance - December 31, 2020	1,862,857	$186	7,852,941	$785	$9,210,213	$(4,211,183)	$5,000,001

	For the year ended December 31, 2019
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - May 10, 2019 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor (1)	-	-	8,625,000	863	24,137	-	25,000
Sale of units in initial public offering, gross	31,411,763	3,141	-	-	314,114,489	-	314,117,630
Offering costs	-	-	-	-	(17,724,739)	-	(17,724,739)
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	8,282,353	-	8,282,353
Forfeiture of Class B common stock	-	-	(772,059)	(78)	78	-	-
Class A common stock subject to possible redemption	(30,047,981)	(3,005)	-	-	(300,476,805)	-	(300,479,810)
Net income	-	-	-	-	-	(942,643)	(942,643)
Balance - December 31, 2019	1,363,782	$136	7,852,941	$785	$4,219,513	$779,572	$5,000,006

The accompanying notes are an integral part of these consolidated financial statements.

SWITCHBACK ENERGY ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2020	For the period from May 10, 2019 (inception) through December 31, 2019

Cash Flows from Operating Activities:
Net income (loss)	$(4,990,755)	$779,572
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related parties	9,360	125,151
Gain on marketable securities, dividends and interest held in Trust Account	(1,160,014)	(2,281,259)
Changes in operating assets and liabilities:
Prepaid expenses	135,645	(374,286)
Accounts payable	(161,877)	186,470
Accrued expenses	4,133,165	-
Accrued expenses - related party	76,045	-
Franchise tax payable	112,072	87,928
Income tax payable	(278,397)	479,064
Net cash used in operating activities	(2,124,756)	(997,360)

Cash Flows from Investing Activities
Cash deposited in Trust Account	-	(314,117,630)
Income released from Trust Account to pay taxes	567,838	-
Net cash provided by (used in) investing activities	567,838	(314,117,630)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Repayment of loans from related party	-	(251,375)
Proceeds received from related party	1,270,000	-
Proceeds received from initial public offering, gross	-	314,117,630
Proceeds received from private placement	-	8,282,353
Offering costs paid	-	(6,659,897)
Net cash provided by financing activities	1,270,000	315,513,711

Net change in cash	(286,918)	398,721

Cash - beginning of the period	398,721	-
Cash - end of the period	$111,803	$398,721

Supplemental disclosure of noncash activities:
Cash paid for income taxes	$480,000	$-
Offering costs included in accounts payable	$-	$14,501
Offering costs paid by related party under note payable from related party	$-	$126,224
Deferred underwriting commissions	$-	$10,924,117
Forfeiture of Class B common stock	$-	$78
Change in value of Class A common stock subject to possible redemption	$(4,990,750)	$300,479,810

The accompanying notes are an integral part of these consolidated financial statements.

SWITCHBACK ENERGY ACQUISITION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from May 10, 2019 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (the “Public Offering”), and, since the closing of the Public Offering, the search for a prospective initial business combination.

In September 2020, in connection with the Proposed Transactions (as defined and described below), the Company formed Lightning Merger Sub Inc., a Delaware corporation, as a wholly owned direct subsidiary of the Company.

The Company’s sponsor is NGP Switchback, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Public Offering was declared effective on July 25, 2019. On July 30, 2019, the Company consummated the Public Offering of 30,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units, the “public shares”) at $10.00 per Unit, generating gross proceeds of $300.0 million. The underwriters were granted a 45-day option from the date of the final prospectus relating to the Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at $10.00 per Unit, less underwriting discounts and commissions. On September 4, 2019, the underwriters partially exercised the over-allotment option and, on September 6, 2019, the underwriters purchased an additional 1,411,763 units (the “Over-allotment Units”), generating gross proceeds of approximately $14.1 million, and the remaining over-allotment option subsequently expired. The Company incurred offering costs of approximately of approximately $17.7 million, inclusive of $10.9 million in deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Public Offering, the Company consummated the sale (the “Private Placement”) of 5,333,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of approximately $8.0 million (Note 4). Simultaneously with the closing of the sale of the Over-allotment Units, the Sponsor purchased an additional 188,235 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating gross proceeds of approximately $282,000.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial business combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time of the agreement to enter into the Business Combination. However, the Company will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide holders of the Company’s outstanding public shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their public shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their public shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These public shares were recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering. In such case, the Company will only proceed with a Business Combination if, among other things, the Company has net tangible assets of at least $5,000,001 upon consummation of such Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any public shares purchased during or after the Public Offering in favor of a Business Combination. In addition, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and public shares in connection with the completion of a Business Combination.

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

If the Company is unable to complete a Business Combination within 24 months from the closing of the Public Offering, or July 30, 2021 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, the Initial Stockholders will be entitled to liquidating distributions from the Trust Account with respect to any public shares that they hold if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the public shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account due to reductions in the value of the trust assets as of the date of the liquidation of the Trust Account, in each case including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, less franchise and income taxes payable. This liability will not apply with respect to any claims by a third party or Target that executed an agreement waiving claims against and all rights to seek access to the Trust Account whether or not such agreement is enforceable or to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

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

Proposed Business Combination

On September 23, 2020, Lightning Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), ChargePoint, Inc., a Delaware corporation (“ChargePoint”), and the Company entered into a business combination agreement and plan of reorganization (the “Business Combination Agreement”), pursuant to which, among other things, Merger Sub will be merged with and into ChargePoint (the “Merger,” together with the other transactions related thereto, the “Business Combination”), with ChargePoint surviving the Merger as a wholly owned subsidiary of the Company.

ChargePoint has delivered to the Company a Stockholder Support Agreement (the “Support Agreement”), pursuant to which, among other things, certain ChargePoint stockholders (the “Written Consent Parties”), whose ownership interests collectively represent outstanding shares of ChargePoint’s common stock (“ChargePoint Common Stock”) and ChargePoint’s preferred stock (voting on an as-converted basis) sufficient to approve the Merger on behalf of ChargePoint, will agree to support the approval and adoption of the transactions contemplated by the Business Combination Agreement, including agreeing to execute a written consent approving the Business Combination Agreement, the Merger and all other transactions contemplated by the Business Combination Agreement within 48 hours of a registration statement on Form S-4 becoming effective. The Support Agreement will terminate upon the earlier to occur of: (i) the effective time of the Merger (the “Effective Time”), (ii) the date of the termination of the Business Combination Agreement in accordance with its terms and (iii) the effective date of a written agreement of the Company and the Written Consent Parties terminating the Support Agreement.

In connection with the closing of the Merger (the “Closing”), that certain Registration Rights Agreement (as defined below) dated July 25, 2019 (the “IPO Registration Rights Agreement”) will be amended and restated and the Company, certain persons and entities holding securities of the Company prior to the Closing (the “Initial Holders”) and certain persons and entities receiving the Company’s Class A common stock or instruments exercisable for the Company’s Class A common stock in connection with the Merger (the “New Holders” and together with the Initial Holders, the “Registration Rights Holders”) will enter into that amended and restated IPO Registration Rights Agreement attached as an exhibit to the Business Combination Agreement (the “A&R Registration Rights Agreement”). Pursuant to the A&R Registration Rights Agreement, the Company will agree that, within 15 business days after the Closing, the Company will file with the SEC (at the Company’s sole cost and expense) a registration statement registering the resale of certain securities held by or issuable to the Initial Holders and the New Holders (the “Resale Registration Statement”), and the Company will use its commercially reasonable efforts to have the Resale Registration Statement become effective as soon as reasonably practicable after the filing thereof. In certain circumstances, the Registration Rights Holders can demand up to four underwritten offerings and will be entitled to customary piggyback registration rights.

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

In connection with the execution of the Business Combination Agreement, the initial stockholders entered into a letter agreement (the “Founders Stock Letter”) with the Company pursuant to which, among other things, the initial stockholders will, (i) subject to the satisfaction of the conditions to Closing set forth in the Business Combination Agreement, immediately prior to the Closing, surrender to the Company, for no consideration and as a capital contribution to the Company, 984,706 Founder Shares held by them (on a pro rata basis), whereupon such Founder Shares will be immediately canceled and (ii) upon and subject to the Closing, subject 900,000 Founder Shares (including any shares of the Company’s Class A common stock issued in exchange therefor in the Merger, the “Founder Earn Back Shares”) held by them (on a pro rata basis) to potential forfeiture, if the volume-weighted average closing sale price (the “Closing VWAP”) of one share of the Company’s Class A common stock quoted on the NYSE (or the exchange on which the shares of the Company’s Class A common stock are then listed) is greater than or equal to $12.00 for any ten trading days within any twenty consecutive trading day period within the five-year period following the Closing. The Founders Stock Letter also provides that the Sponsor will bear any transaction costs in excess of $20,000,000 that are allocable to the Company in accordance with the Business Combination Agreement, excluding any costs associated with the PIPE Financing (as defined below).

In connection with the execution of the Business Combination Agreement, on September 23, 2020, the Company entered into separate subscription agreements (collectively, the “Subscription Agreements”) with a number of investors (collectively, the “Subscribers”), pursuant to which the Subscribers agreed to purchase, and the Company agreed to sell to the Subscribers, an aggregate of 22,500,000 shares of the Company’s Class A common stock for a purchase price of $10.00 per share and an aggregate purchase price of $225,000,000, in a private placement (the “PIPE Financing”).

On October 19, 2020, the Company filed a registration statement on Form S-4 (File No: 333-249549) (as amended, the “Registration Statement”) relating to the Business Combination. On January 8, 2021, the SEC declared the Registration Statement effective. The Company has mailed the definitive proxy statement/prospectus/consent solicitation statement relating to the special meeting of the Company’s stockholders in connection with the Business Combination. The proxy statement/prospectus/consent solicitation statement was mailed to the Company’s stockholders of record as of the close of business on December 16, 2020. The Business Combination is expected to close in February 2021, subject to approval by the Company’s stockholders and other customary closing conditions.

Going Concern Consideration

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. Through December 31, 2020, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 4) to the Sponsor, approximately $251,000 in loans from the Sponsor (which were fully repaid on August 12, 2019), the net proceeds from the consummation of the Private Placement not held in the Trust Account and $1,270,000 of cash advanced from the Sponsor.

As of December 31, 2020, the Company had approximately $112,000 in its operating bank account, approximately $2.9 million of gain on marketable securities, dividends and interest held in Trust Account available to fund a Business Combination (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), and a working capital deficit of approximately $5.6 million (including approximately $401,000 in tax obligations, which will be paid using investment income held in the Trust Account). In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors intend to, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

Management has determined that the Company has access to funds from the Sponsor, and the Sponsor has the financial wherewithal to fund the Company, that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or for a minimum of one year from the date of issuance of these consolidated financial statements. However, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s mandatory liquidation and subsequent dissolution, should the Company be unable to consummate a Business Combination by July 2021, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate and dissolve after July 30, 2021.

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting period. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the balance sheet, which management considered in formulating its estimate, could change due to one or more future events. Actual results could differ from these estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000, and investments held in the Trust Account. At December 31, 2020, the Company has not experienced losses on these accounts, and management believes that the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of December 31, 2020 are comprised of money market funds which invest only in direct U.S. government treasury obligations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Merger Sub, at December 31, 2020. All significant inter-company transactions and balances have been eliminated in consolidation.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in Trust Account in the accompanying consolidated statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

As of December 31, 2020, the carrying values of cash, accounts payable, accrued expenses, due to related party and taxes payable approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less, or in money market funds which invest only in direct U.S. government treasury obligations, and are recognized at fair value. The fair value for trading securities is determined using quoted market prices in active markets.

Offering Costs Associated with the Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs that were directly related to the Public Offering and that were charged to stockholders’ equity upon the completion of the Public Offering in July and September 2019.

Shares of Class A Common Stock Subject to Possible Redemption

Shares of the Company’s Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of the Company’s Class A common stock (including shares of the Company’s Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of the Company’s Class A common stock are classified as stockholders’ equity. Shares of the Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020 and 2019, 29,548,906 and 30,047,981 shares of the Company’s Class A common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the periods. The Company has not considered the effect of the warrants sold in the Public Offering (including the consummation of the over-allotment) and Private Placement to purchase an aggregate of 15,992,155 shares of the Company’s Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

Net income per share, basic and diluted for the Company’s Class A common stock for the year ended December 31, 2020 is calculated by dividing (i) the gain on marketable securities, dividends and interest held in Trust Account of approximately $1.2 million, net of applicable taxes and funds available to be withdrawn from the Trust Account for franchise and income tax obligations of approximately $401,000, resulting in an aggregate of approximately $758,000, by (ii) the weighted average number of shares of the Company’s Class A common stock outstanding for the period of 31,411,763 shares. Net loss per share, basic and diluted for the Company’s Class B common stock for the year ended December 31, 2020 is calculated by dividing (i) the net loss of approximately $5 million, less income attributable to public shares of approximately $758,000, resulting in a net loss of approximately $5.7 million, by (ii) the weighted average number of shares of the Company’s Class B common stock outstanding for the period of 7,852,941 shares.

Net income per share, basic and diluted for the Company’s Class A common stock for the period from May 10, 2019 (inception) through December 31, 2019 is calculated by dividing (i) the gain on marketable securities, dividends and interest held in Trust Account of approximately $2.3 million, net of applicable taxes and funds available to be withdrawn from the Trust Account for franchise and income tax obligations of approximately $567,000, resulting in an aggregate of approximately $1.7 million, by (ii) the weighted average number of shares of the Company’s Class A common stock outstanding for the period of 31,092,978 shares. Net loss per share, basic and diluted for the Company’s Class B common stock for the period from May 10, 2019 (inception) through December 31, 2019 is calculated by dividing (i) the net income of approximately $780,000, less income attributable to public shares of approximately $1.7 million, resulting in a net loss of approximately $935,000, by (ii) the weighted average number of shares of the Company’s Class B common stock outstanding for the period of 7,852,941 shares.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2020 and 2019, the Company had deferred tax assets aggregating approximately $1.4 million and $223,000, respectively, which had a full valuation allowance recorded against them as of December 31, 2020 and 2019.

For tax benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2020 and 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2020 and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on the Company’s consolidated financial statements.

Note 3 — Initial Public Offering

On July 30, 2019, the Company sold 30,000,000 Units at a price of $10.00 per Unit in the Public Offering. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6). Certain officers and directors of the Company purchased 200,000 (the “Affiliated Units”) of the 30,000,000 Units sold in the Public Offering for an aggregate purchase price of $2.0 million.

The Company granted the underwriters a 45-day option from the date of the final prospectus relating to the Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the Public Offering price, less underwriting discounts and commissions. On September 4, 2019, the underwriters partially exercised the over-allotment option and, on September 6, 2019, the underwriters purchased the Over-allotment Units, generating gross proceeds of approximately $14.1 million. The remaining over-allotment option subsequently expired.

Note 4 — Related Party Transactions

Founder Shares

On May 16, 2019, the Sponsor purchased 8,625,000 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 per share, for an aggregate price of $25,000. The Initial Stockholders agreed to forfeit up to 1,125,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture was adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Public Offering. On September 6, 2019, the underwriters purchased the Over-allotment Units, and the remaining over-allotment option subsequently expired. As a result, an aggregate of 772,059 Founder Shares were forfeited accordingly.

The Initial Stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until one year after the date of the consummation of the Business Combination or earlier if, subsequent to the Business Combination, (i) the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (ii) the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

The Founder Shares are also subject to the Founders Stock Letter described in Note 1.

Private Placement Warrants

Simultaneously with the closing of the Public Offering, the Sponsor purchased an aggregate of 5,333,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating gross proceeds of approximately $8.0 million. Simultaneously with the closing of the sale of the Over-allotment Units, the Sponsor purchased an additional 188,235 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating gross proceeds of approximately $282,000.

Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Business Combination.

Related Party Loans

On May 16, 2019, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover organizational expenses and expenses related to the Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the completion of the Public Offering. The Company borrowed approximately $251,000 under the Note, and then repaid the Note in full to the Sponsor on August 12, 2019.

During the year ended December 31, 2020, the Sponsor advanced approximately $1.3 million to the Company to fund general administrative expenses.

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

Administrative Services Agreement

Commencing on the date that the securities of the Company were first listed on the New York Stock Exchange and continuing until the earlier of the Company’s consummation of its initial business combination or the Company’s liquidation, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. The Company recorded an aggregate of $120,000 during the year ended December 31, 2020, as well as an aggregate of $50,000 during the period from May 10, 2019 (inception) through December 31, 2019 in general and administrative expenses in connection with the related agreement in the accompanying statements of operations. As of December 31, 2020, the Company recorded an aggregate of approximately $76,000 in related party accrued expenses.

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

In addition, $0.35 per unit (but not including the Affiliated Units), or approximately $10.9 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Litigation

On October 29, 2020, a putative class action lawsuit was filed in the Supreme Court of the State of New York by a purported Switchback stockholder in connection with the Business Combination: Bulsa v. Switchback Energy Acquisition Corporation, et al., Index No. 655800/2020 (Sup. Ct. N.Y. Cnty.). Separately, on November 6, 2020, a putative class action lawsuit was filed in the Supreme Court of the State of New York by a different purported Switchback stockholder in connection with the Business Combination: Bushansky v. Switchback Energy Acquisition Corporation, et al., Index No. 656119/2020 (Sup. Ct. N.Y. Cnty.). Additionally, on December 15, 2020, a complaint was filed in the United States District Court for the Southern District of New York by a purported Switchback stockholder in connection with the Business Combination: Ward v. Switchback Energy Acquisition Corporation, et al., Case No. 1:20-cv-10577 (S.D.N.Y.). On December 16, 2020, a separate complaint was filed in the Supreme Court of the State of New York by a purported Switchback stockholder in connection with the Business Combination: Baker v. Switchback Energy Acquisition Corporation, et al., Index No. 657063/2020 (Sup. Ct. N.Y. Cnty.). The Complaints name Switchback and current members of the Switchback’s board of directors as defendants. The Complaints allege, among other things, breach of fiduciary duty claims against the board of in connection with the Business Combination. The Complaints also allege that this proxy statement/prospectus/consent solicitation statement is materially misleading and/or omits material information concerning the Business Combination, including, with respect to the Federal Complaint, in violation of Sections 14(a) and 20(a) of the Exchange Act. The Complaints generally seek injunctive relief, unspecified damages and awards of attorneys’ and experts’ fees, among other remedies. Although Switchback believes no supplemental disclosures were required under applicable law to address the claims made in the Complaints, in order to alleviate the costs, risks and uncertainties inherent in litigation and provide additional information to its stockholders, Switchback determined to voluntarily supplement the definitive proxy statement/prospectus/consent solicitation statement as described in a Current Report on Form 8-K, which Switchback filed on February 4, 2021.  In connection with the filing of the Form 8-K, each of the stockholders bringing one of the Complaints confirmed that he will voluntarily dismiss his Complaint upon the closing of the Business Combination.

Note 6 — Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020 and 2019, there were 31,411,763 shares of Class A common stock issued and outstanding, of which 29,548,906 and 30,047,981 shares of Class A common stock were classified outside of permanent equity, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. In May 2019, the Company issued 8,625,000 shares of Class B common stock, including an aggregate of up to 1,125,000 shares of Class B common stock that were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option for the Public Offering was not exercised in full. On September 6, 2019, the underwriters purchased the Over-allotment Units, and the remaining over-allotment option subsequently expired. As a result, an aggregate of 772,059 shares of Class B common stock were forfeited accordingly. As of December 31, 2020 and 2019, there were 7,852,941 shares of Class B common stock outstanding.

Prior to an initial business combination, only holders of the Company’s Class B common stock will have the right to vote on the election of directors. Holders of the Class A common stock will not be entitled to vote on the election of directors during such time. These provisions of the Certificate of Incorporation may only be amended if approved by a majority of at least 90% of the Company’s common stock. With respect to any other matter submitted to a vote of the Company’s stockholders, including any vote in connection with the initial business combination, except as required by applicable law or stock exchange rule, holders of the Company’s Class A common stock and holders of the Company’s Class B common stock will vote together as a single class, with each share entitling the holder to one vote.

The Class B common stock will automatically convert into Class A common stock at the time of the initial business combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Public Offering and related to the closing of the initial business combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination).

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

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

Note 7 — Fair Value Measurements

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2020 and 2019 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

December 31, 2020

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account
Money Market Funds	$316,991,065	$-	$-

December 31, 2019

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account
Money Market Funds	$316,398,889	$-	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. There were no transfers between levels of the hierarchy for the year ended December 31, 2020.

Note 8 — Income Taxes

The income tax provision consists of the following:

	For the year ended December 31, 2020	For the period From May 10, 2019 (inception) through December 31, 2019
Current
Federal	$201,603	$479,064
State	-	-
Deferred
Federal	(1,207,074)	(222,823)
State	-	-
Valuation allowance	1,207,074	222,823
Income tax provision	$201,603	$479,064

The Company’s net deferred tax assets are as follows:

	December 31, 2020	December 31, 2019
Deferred tax assets:
StartUp/Organization Costs	$1,207,074	$222,823
Total deferred tax assets	1,207,074	222,823
Valuation allowance	(1,207,074)	(222,823)
Deferred tax asset, net of allowance	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2020, the valuation allowance was approximately $827,000.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the year ended December 31, 2020	For The period from May 10, 2019 (inception) through December 31, 2019
Statutory Federal income tax rate	21.0%	21.0%
Meals & entertainment	0.0%	0.0%
Change in Valuation Allowance	(25.2)%	18.3%
Income Taxes Provision (Benefit)	(4.2)%	39.3%

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. During the year ended December 31, 2020, approximately $202,000 of income tax expense was recognized. The Company’s effective tax rate for the year ended December 31, 2020 was a negative 4%, which differs from the expected income tax rate due to a full valuation allowance recognized on the deferred tax asset resulting from non-deductible start-up costs.

Note 9 — Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the consolidated financial statements were available for issuance require potential adjustment to or disclosure in the consolidated financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current officers and directors are as follows:

Name	Age	Position
Scott McNeill*	49	Chief Executive Officer, Chief Financial Officer and Director
Jim Mutrie*	48	Chief Commercial Officer, General Counsel, Secretary and Director
Josh Rosinski*	40	Chief Operating Officer
Chris Carter	42	Director
Scott A. Gieselman	57	Director
Sam Stoutner	34	Director
Joseph Armes	59	Independent Director
Zane Arrott	63	Independent Director
Ray Kubis	66	Independent Director

*	Denotes an executive officer.

Scott McNeill has been our Chief Executive Officer and Chief Financial Officer and a member of our board of directors since May 2019. Mr. McNeill co-founded and has served as Co-Chief Executive Officer of Switchback II Corporation since December 2020 and as a member of its board of directors since October 2020. Mr. McNeill served as Chief Financial Officer of RSP Permian, Inc. (“RSP”) from April 2013 through the completion of its acquisition by Concho Resources, Inc. (“Concho”) in July 2018. Mr. McNeill also served as a member of the board of directors of RSP from December 2013 through July 2018. Before joining RSP, Mr. McNeill served as a managing director in the energy investment banking group of Raymond James Financial, Inc., advising companies operating in the exploration and production, midstream, and energy service and equipment segments of the energy industry. Mr. McNeill holds a B.B.A. from Baylor University and an M.B.A. from The University of Texas at Austin and is a certified public accountant in the State of Texas.

We believe Mr. McNeill’s extensive knowledge of the energy industry, as well as his substantial business, leadership and management experience, including serving as the chief financial officer and a member of the board of directors of a publicly traded company, brings important and valuable skills to our board of directors.

Jim Mutrie has been our Chief Commercial Officer, General Counsel and Secretary and a member of our board of directors since May 2019. Mr. Mutrie co-founded and has served as Co-Chief Executive Officer of Switchback II Corporation since December 2020 and as a member of its board of directors since October 2020. Mr. Mutrie served as RSP’s Vice President, General Counsel and Corporate Secretary from June 2014 through the completion of the acquisition of RSP by Concho in July 2018. While at RSP, Mr. Mutrie was a board member of the Texas Oil and Gas Association, the largest and oldest group in Texas representing petroleum interests. Prior to RSP, Mr. Mutrie served as General Counsel and Compliance Officer at United Surgical Partners International (NASDAQ: USPI). From October 2003 to January 2007, Mr. Mutrie practiced corporate law at Vinson & Elkins L.L.P., representing public and private companies in M&A transactions and capital market offerings, predominantly in the oil and gas industry. Mr. Mutrie holds a B.A. from Cornell University, a J.D. from Northwestern University School of Law, a Certificate in Financial Management from Cornell University and a Certificate in Financial Skills for The Energy Industry from SMU Cox School of Business, Executive Education.

We believe Mr. Mutrie’s extensive experience in managing public company M&A and financing transactions, as well as his extensive knowledge of the energy industry, brings important and valuable skills to our board of directors.

Josh Rosinski has been our Chief Operating Officer since May 2019. Mr. Rosinski joined RSP in September 2014 and served as RSP’s Vice President of Reservoir Engineering from February 2017 through the completion of RSP’s acquisition by Concho in July 2018. Prior to RSP, Josh served as Vice President of Engineering at Simmons & Co. in the upstream advisory group where he directed engineering valuations supporting transactions across a variety of basins across the continental United States. Prior to Simmons & Co., Mr. Rosinski managed and implemented completion engineering operations in the East Texas Haynesville asset for Exco Resources. Mr. Rosinski began his career at Devon Energy in Houston and worked in multiple operational, reservoir, and corporate engineering functions throughout Texas and Louisiana assets. Mr. Rosinski graduated from Texas A&M University with a B.S. in Petroleum Engineering.

Chris Carter has been a member of our board of directors since May 2019. Mr. Carter has been a member of the board of directors of Switchback II Corporation since December 2020. Mr. Carter joined NGP in 2004 and currently serves as Managing Partner and as a director of certain private NGP portfolio companies. Prior to joining NGP, Mr. Carter was an analyst with Deutsche Bank’s Energy Investment Banking group in Houston, where he focused on financing and merger and acquisition transactions in the oil and gas and oilfield services industries. Mr. Carter served on the board of directors of PennTex Midstream GP, LLC from June 2015 to November 2016 and on the board of directors of Parsley Energy, Inc. from December 2013 to January 2016. Mr. Carter also served on the board of directors of Rice Energy, Inc. from October 2013 to November 2014. Mr. Carter received a B.B.A. and an M.P.A. in Accounting, summa cum laude, in 2002 from The University of Texas at Austin, where he was a member of the Business Honors Program. He received an M.B.A. in 2008 from Stanford University, where he graduated as an Arjay Miller Scholar.

We believe that Mr. Carter’s considerable experience with financing and merger and acquisition transactions in the energy industry, as well as his experience on the boards of several public and private energy companies, bring important and valuable skills to our board of directors.

Scott Gieselman has been a member of our board of directors since May 2019. Mr. Gieselman has been a member of the board of directors of Switchback II Corporation since December 2020. Mr. Gieselman has served as a Partner for NGP since April 2007. Mr. Gieselman serves as a director of certain private NGP portfolio companies. Prior to joining NGP, Mr. Gieselman worked in various positions in the investment banking energy group of Goldman Sachs & Co. LLC, where he became a partner in 2002. He has served on the board of directors of HighPoint Resources Corporation since March 2018 and on the board of directors of Chesapeake Energy Corporation since May 2019. Mr. Gieselman served on the board of directors of WildHorse Resource Development Corporation from September 2016 until it was acquired by Chesapeake Energy Corporation in February 2019. Mr. Gieselman also served as a member of the board of directors of Rice Energy, Inc. from January 2014 to April 2017 and was a member of the board of directors of Memorial Resource Development Corp. from its formation until it was acquired by Range Resources Corporation in September 2016. In addition, Mr. Gieselman served as a member of the board of directors of Memorial Production Partners GP LLC from December 2011 to March 2016. Mr. Gieselman received a B.S. in 1985 and an M.B.A. in 1988 from Boston College.

We believe that Mr. Gieselman’s considerable financial and energy investment banking experience, as well as his experience on the boards of several public and private energy companies, bring important and valuable skills to our board of directors.

Sam Stoutner has been a member of our board of directors since May 2019. Mr. Stoutner has been a member of the board of directors of Switchback II Corporation since December 2020. Mr. Stoutner joined NGP in 2011 and currently serves as Principal and as a director of certain private NGP portfolio companies. Prior to joining NGP, Mr. Stoutner was an investment banking analyst with Madison Williams and Company’s Energy Investment Banking Group in Houston, where he focused on financing and merger and acquisition transactions in the oil and gas industry. Mr. Stoutner received a B.B.A. and M.P.A. in Accounting, summa cum laude, in 2010 from The University of Texas at Austin. He received an M.B.A. in 2016 from Stanford University.

We believe that Mr. Stoutner’s considerable experience with financing and merger and acquisition transactions in the energy industry, as well as his experience on the boards of several private energy companies, bring important and valuable skills to our board of directors.

Joseph Armes has been a member of our board of directors since July 2019. Mr. Armes has served as Chief Executive Officer and Chairman of the board of directors of CSW Industrials, Inc., a publicly traded industrial products company (“CSWI”), since September 2015, and as President of CSWI since February 2018. Prior to CSWI’s spin-off from Capital Southwest Corporation, a capital provider to middle market companies, in September 2015, Mr. Armes served as the Chief Executive Officer and President of Capital Southwest Corporation from June 2013 to September 2015 and Chairman of the board of directors of Capital Southwest Corporation from January 2014 to August 2017. From December 2013 until the completion of the acquisition of RSP by Concho in July 2018, Mr. Armes served as a board member and as audit committee chairman for RSP. Mr. Armes has a B.B.A. and M.B.A. from Baylor University, and a J.D. from Southern Methodist University’s Dedman School of Law.

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

Ray Kubis has been a member of our board of directors since July 2020. Mr. Kubis has been a member of the board of directors of Switchback II Corporation since January 2021. Mr. Kubis has served as a director of Gridtential, Energy Inc., an inventor and developer of battery technology (“Gridtential”), since October 2015 and as the Chairman of Gridtential since November 2016. From June 2013 to October 2015, Mr. Kubis served as President of ECO-BAT Technologies Limited, which collects, recycles and produces products to the battery, mining and other industries, and from June 2013 to January 2020, as a member of the board of directors. From March 2002 to January 2013, Mr. Kubis served as President—Europe, Middle East and Africa of EnerSys, a manufacturer, marketer and distributor of industrial batteries. From October 1998 to March 2002, Mr. Kubis served as Vice President, General Manager, for the Energy Storage Group of Invensys plc. He has also worked in senior leadership positions with Johnson Controls and Exide in the automotive battery industry. Mr. Kubis received his M.B.A. from The Wharton School of the University of Pennsylvania and his B.S. in Accounting from the University of Illinois.

We believe that Mr. Kubis’ extensive experience in various leadership roles throughout the transportation and industrial battery industries brings important and valuable skills to our board of directors.

Number and Terms of Office of Officers and Directors

We have eight directors. Our board of directors is divided into three classes, with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Scott McNeill, Scott Gieselman and Joseph Armes, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Sam Stoutner and Zane Arrott, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Jim Mutrie, Chris Carter and Ray Kubis, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

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

Audit Committee

Our board of directors has established an audit committee of the board of directors. Joseph Armes, Zane Arrott and Ray Kubis serve as members of our audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Joseph Armes, Zane Arrott and Ray Kubis are independent.

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

Code of Ethics and Committee Charters

We have adopted a Code of Ethics applicable to our directors, officers and employees. Our Code of Ethics, compensation, nominating and corporate governance and audit committee charters are available on our website, www.switchback-energy.com. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

NGP manages several investment vehicles. NGP Funds and other NGP affiliates and portfolio companies may compete with us for acquisition opportunities. If these entities or companies decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within NGP may be suitable for both us and for a current or future NGP Fund or other portfolio company and may be directed to such investment vehicle rather than to us. Neither NGP nor members of our board of directors who are also employed by NGP have any obligation to present us with any opportunity for a potential business combination of which they become aware. NGP and/or our management, in their capacities as partners, officers or managing directors of NGP or in their other endeavors, may be required to present potential business combinations to the related entities described above, current or future NGP Funds or portfolio companies, or third parties, before they present such opportunities to us.

Notwithstanding the foregoing, we may pursue an acquisition opportunity jointly with our Sponsor, or one or more other entities affiliated with NGP, including other NGP Funds, other NGP Fund portfolio companies, and/or one or more investors in the NGP Funds, which we refer to as an “Affiliated Joint Acquisition.” Such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Certain of our directors presently have, and any of our officers and directors in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. In addition, we may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

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

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority (“FINRA”) or from an independent accounting firm that such initial business combination is fair to the Company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our Sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the Company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, we pay an amount equal to $10,000 per month to our Sponsor for office space, utilities, secretarial support and administrative services provided to us.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of February 1, 2021 by:

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
NGP Switchback, LLC (our Sponsor)(2)(3)	7,732,941	19.7%
Scott McNeill(3)	7,835,941	20.0%
Jim Mutrie(3)	7,775,941	19.8%
Josh Rosinski	5,000	*
Chris Carter(4)	7,732,941	19.7%
Scott Gieselman(4)	7,732,941	19.7%
Sam Stoutner(4)	7,732,941	19.7%
Joseph Armes	65,000	*
Zane Arrott	64,000	*
Ray Kubis	40,000	* %
All directors and executive officers as a group (9 individuals)	7,972,941	20.3%
Glazer Capital, LLC(5)	3,060,483	7.8%
Hayman Capital Management, L.P. (6)	2,853,225	7.3%
Adage Capital Partners, L.P.(7)	2,400,000	6.1%

Davidson Kempner Partners(8)	2,000,000	5.1%
HITE Hedge Asset Management LLC(9)	2,000,000	5.1%

*	Less than one percent.

(1)	This table is based on 39,264,704 shares of common stock outstanding at February 1, 2021, of which 31,411,763 were shares of Class A common stock and 7,852,941 were shares of Class B common stock. Unless otherwise noted, the business address of each of the entities, directors and executive officers in this table is 5949 Sherry Lane, Suite 1010, Dallas, TX 75225.

(2)	Interests shown consist solely of Founder Shares, classified as shares of Class B common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment.

(3)	NGP Switchback, LLC is the record holder of the shares reported herein. Mr. McNeill is a manager and the Chief Executive Officer and Chief Financial Officer of NGP Switchback, LLC. Mr. Mutrie is a manager and the Chief Commercial Officer, General Counsel and Secretary of NGP Switchback, LLC. As such, Messrs. McNeill and Mutrie may be deemed to have or share beneficial ownership of the common stock held directly by NGP Switchback, LLC. Messrs. McNeill and Mutrie disclaim any such beneficial ownership of such securities. On July 30, 2019, Messrs McNeill and Mutrie purchased, for $10.00 per Unit, 103,000 Units and 43,000 Units, respectively, directly from the underwriters in connection with our Public Offering. Each Unit consists of one share of our Class A common stock and one-third of one Warrant. In addition, NGP XII US Holdings, L.P. directly owns a majority of the limited liability company interests of NGP Switchback, LLC. NGP XII Holdings GP, L.L.C. is the sole general partner of NGP XII US Holdings, L.P., and NGP Natural Resources XII, L.P. is the sole member of NGP XII Holdings GP, L.L.C. G.F.W. Energy XII, L.P. is the sole general partner of NGP Natural Resources XII, L.P., and GFW XII, L.L.C. is the sole general partner of G.F.W. Energy XII, L.P. GFW XII, L.L.C. has delegated full power and authority to manage NGP XII US Holdings, L.P. to NGP Energy Capital Management, L.L.C. Chris Carter, Tony R. Weber, Craig Glick and Jill Lampert serve on the Executive Committee of NGP Energy Capital Management, L.L.C. Accordingly, each of NGP XII US Holdings, L.P., NGP XII Holdings GP, L.L.C., NGP Natural Resources XII, L.P., G.F.W. Energy XII, L.P., GFW XII, L.L.C., NGP Energy Capital Management, L.L.C., Tony R. Weber, Chris Carter, Craig Glick and Jill Lampert may be deemed to have or share beneficial ownership of the common stock held directly by NGP Switchback, LLC.

(4)	NGP Switchback, LLC is the record holder of the shares reported herein. Messrs. Carter, Gieselman and Stoutner are managers of NGP Switchback, LLC. As such, Messrs. Carter, Gieselman and Stoutner may be deemed to have or share beneficial ownership of the common stock held directly by NGP Switchback, LLC. Messrs. Carter, Gieselman and Stoutner disclaim any such beneficial ownership of such securities.

(5)	According to a Schedule 13G jointly filed with the SEC on October 7, 2020 by Hayman Capital Management, L.P. (“Hayman”), Hayman Capital Master Fund, L.P. (the “Master Fund”) and J. Kyle Bass, The Master Fund is the record and direct beneficial owner of the shares reported herein. Hayman serves as the investment adviser to and general partner of, an may be deemed to beneficially own securities owned by, the Master Fund. J, Kyle Bass is the Managing Partner of, and may be deemed to beneficially own securities owned by, Hayman. The business address of this stockholder is 2305 Cedar Springs Road, Suite 400, Dallas, Texas, 75201.

(6)	According to a Schedule 13G filed with the SEC on February 14, 2020 by Glazer Capital, LLC, Glazer Capital, LLC serves as investment manager for certain funds and managed accounts that hold the shares reported herein. Paul J. Glazer serves as the managing member of Glazer Capital, LLC. The business address of this stockholder is 250 West 55th Street, Suite 30A, New York, NY 10019.

(7)	According to a Schedule 13G filed with the SEC on August 5, 2019 on behalf of Adage Capital Partners, L.P., a Delaware limited partnership (“ACP”), Adage Capital Partners GP, L.L.C., a Delaware limited liability company (“ACPGP”), Adage Capital Advisors, L.L.C., a Delaware limited liability company (“ACA”), Robert Atchinson and Phillip Gross, the shares reported herein are directly owned by ACP. ACPGP is the general partner of ACP, ACA is the managing member of ACPGP, and Messrs. Atchinson and Gross are managing members of ACA. ACP has the power to dispose of and the power to vote the shares of Class A common stock beneficially owned by it, which power may be exercised by its general partner, ACPGP. ACA, as managing member of ACPGP, directs ACPGP’s operations. Messrs. Atchinson and Gross, as managing members of ACA, have shared power to vote the shares of Class A common stock beneficially owned by ACP. The business address of this stockholder is 200 Clarendon Street, 52nd Floor, Boston, MA 02116.

(8)	According to a Schedule 13G filed with the SEC on August 5, 2019 on behalf of Davidson Kempner Partners (“DKP”), Davidson Kempner Institutional Partners, L.P. (“DKIP”), Davidson Kempner International, Ltd. (“DKIL”), Davidson Kempner Capital Management LP (“DKCM”), Thomas L. Kempner, Jr. and Anthony A. Yoseloff, DKCM acts as investment manager to each of DKP, DKIP and DKIL. Messrs. Kempner and Yoseloff, through DKCM, are responsible for the voting and investment decisions relating to the securities held by DKP, DKIP and DKIL reported herein. The business address of this stockholder is 520 Madison Avenue, 30th Floor, New York, NY 10022.

(9)	According to a Schedule 13G filed with the SEC on February 13, 2020 by HITE Hedge Asset Management LLC, a Delaware limited liability company, the shares reported herein are included in units held by HITE Hedge LP, HITE MLP LP, HITE Hedge QP LP, HITE MLP Advantage LP, HITE Energy LP, and HITE Hedge Offshore Ltd., for all of which HITE Hedge Asset Management LLC is the investment adviser. The business address of this stockholder is 300 Crown Colony Drive, Suite 108, Quincy, MA 02169.

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

In connection with the execution of the Business Combination Agreement, the initial stockholders entered into the Founders Stock Letter with Switchback pursuant to which, among other things, the initial stockholders will, (a) subject to the satisfaction of the conditions to Closing set forth in the Business Combination Agreement, immediately prior to the Closing, surrender to Switchback, for no consideration and as a capital contribution to Switchback, 984,706 Founder Shares held by them (on a pro rata basis), whereupon such Founder Shares will be immediately cancelled and (b) upon and subject to the Closing, subject to the 900,000 Founder Earn Back Shares (including any Class A common stock issued in exchange therefor in the Merger) held by them on (on a pro rata basis) to potential forfeiture if the Closing VWAP of one share of Class A common stock quoted on the NYSE does not satisfy the price target set forth in the Founders Stock Letter for any ten trading days within any 20 consecutive trading day period within the Earnout Period. The Founders Stock Letter also provides that our Sponsor will bear any Switchback Transaction Costs in excess of the Switchback Transaction Costs Cap, excluding any PIPE Financing Transaction Costs.

Private Placement Warrants

Our Sponsor purchased an aggregate of 5,521,568 Private Placement Warrants for a purchase price of $1.50 per warrant in private placements that occurred simultaneously with the closing of our Public Offering and the sale of the Over-allotment Units. As such, our Sponsor’s interest in this transaction is valued at approximately $8.3 million. Each Private Placement Warrant entitles the holder to purchase one share of our Class A common stock at $11.50 per share. The Private Placement Warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

Conflicts of Interest

As more fully discussed in “Part III, Item 10. Directors, Executive Officers and Corporate Governance —,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities.

Administrative Services Agreement

On July 25, 2019, we entered into an administrative services agreement pursuant to which have agreed to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than these monthly fees, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our Sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

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

In connection with the Closing, the IPO Registration Rights Agreement will be amended and restated and Switchback and the Registration Rights Holders will enter into that amended and restated IPO Registration Rights Agreement attached as an exhibit to the Business Combination Agreement. Pursuant to the A&R Registration Rights Agreement, New ChargePoint will agree that, within 15 business days after the Closing, New ChargePoint will file with the SEC (at New ChargePoint’s sole cost and expense) the Resale Registration Statement, and New ChargePoint will use its commercially reasonable efforts to have the Resale Registration Statement become effective as soon as reasonably practicable after the filing thereof. In certain circumstances, the Registration Rights Holders can demand up to four underwritten offerings and will be entitled to customary piggyback registration rights. The A&R Registration Rights Agreement does not provide for the payment of any cash penalties by Switchback if it fails to satisfy any of its obligations under the A&R Registration Rights Agreement.

Director Independence

An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). Our board of directors has determined that Joseph Armes, Zane Arrott and Ray Kubis are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

	For the period from May 10, 2019 (inception) through December 31, 2019	For the Fiscal Year ended December 31, 2020
Audit Fees(1)	$74,675	89,610
Audit-Related Fees(2)	--
Tax Fees(3)	--
All Other Fees(4)	--

Total	$74,675	89,610

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning.

(4)	All Other Fees. All other fees consist of fees billed for all other services.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description
2.1	Business Combination Agreement and Plan of Reorganization, dated as of September 23, 2020, by and among Switchback Energy Acquisition Corporation, Lightning Merger Sub Inc. and ChargePoint, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39004) filed with the SEC on September 24, 2020)

3.1	Amended and Restated Certificate of Incorporation of Switchback Energy Acquisition Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39004) filed with the SEC on July 30, 2019)

3.2	Bylaws of Switchback Energy Acquisition Corporation (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-232501) filed with the SEC on July 1, 2019)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-232501) filed with the SEC on July 1, 2019)

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-232501) filed with the SEC on July 1, 2019)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-232501) filed with the SEC on July 1, 2019)

4.4	Warrant Agreement, dated July 25, 2019, between Switchback Energy Acquisition Corporation and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-39004) filed with the SEC on July 30, 2019)

4.5	Description of Securities of Switchback Energy Acquisition Corporation (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (File No. 001-39004) filed with the SEC on March 30, 2020)

10.1	Letter Agreement, dated July 25, 2019, among Switchback Energy Acquisition Corporation, its officers and directors and NGP Switchback, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39004) filed with the SEC on July 30, 2019)

10.2	Investment Management Trust Agreement, dated July 25, 2019, between Switchback Energy Acquisition Corporation and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39004) filed with the SEC on July 30, 2019)

10.3	Registration Rights Agreement, dated July 25, 2019, among Switchback Energy Acquisition Corporation, NGP Switchback, LLC and certain other security holders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39004) filed with the SEC on July 30, 2019)

10.4	Administrative Services Agreement, dated July 25, 2019, between Switchback Energy Acquisition Corporation and NGP Switchback, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39004) filed with the SEC on July 30, 2019)

10.5	Promissory Note, dated May 16, 2019, issued to NGP Switchback, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-232501) filed with the SEC on July 1, 2019)

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-232501) filed with the SEC on July 1, 2019)

10.8	Securities Purchase Agreement, dated May 16, 2019, between Switchback Energy Acquisition Corporation and NGP Switchback, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-232501) filed with the SEC on July 1, 2019)

10.9	Private Placement Warrants Purchase Agreement, dated July 25, 2019, between Switchback Energy Acquisition Corporation and NGP Switchback, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39004) filed with the SEC on July 30, 2019)

10.10	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39004) filed with the SEC on September 24, 2020)

10.11	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 of Switchback’s Current Report on Form 8-K (File No. 001-39004) filed with the SEC on September 24, 2020

10.12	Founders Stock Letter, dated September 23, 2020 by and between Switchback Energy Acquisition Corporation and the initial stockholders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39004) filed with the SEC on September 24, 2020)

24	Power of Attorney (included on signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWITCHBACK ENERGY ACQUISITION CORPORATION

Date: February 10, 2021	By:	/s/ Scott McNeill
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

Name	Title	Date

/s/ Scott McNeill	Chief Executive Officer, Chief Financial Officer and Director	February 10, 2021
Scott McNeill	(Principal Executive, Financial and Accounting Officer)

/s/ Chris Carter	Director	February 10, 2021
Chris Carter

/s/ Scott Gieselman	Director	February 10, 2021
Scott Gieselman

/s/ Jim Mutrie	Director	February 10, 2021
Jim Mutrie

/s/ Sam Stoutner	Director	February 10, 2021
Sam Stoutner

/s/ Joseph Armes	Director	February 10, 2021
Joseph Armes

/s/ Zane Arrott	Director	February 10, 2021
Zane Arrott

/s/ Ray Kubis	Director	February 10, 2021
Ray Kubis