Form 10-K/A
period 2020-12-31
ChargePoint Holdings, Inc.
filed 2021-05-27
CIK 1777393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 001-39004

ChargePoint Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-1747686
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

240 East Hacienda Avenue Campbell, CA	95008
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 841-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	CHPT	New York Stock Exchange
Warrants, each whole warrant exercisable for Common Stock at an exercise price of $11.50 per share	CHPT WS	New York Stock Exchange

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

As of April 30, 2021, 305,073,200 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

ChargePoint Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A” or “Report”) to amend the Annual Report on Form 10-K as of and for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on February 10, 2021 (“Original Filing”), to restate the consolidated financial statements and related footnote disclosures as of December 31, 2020 and 2019, for the year ended December 31, 2020 and the period from May 10, 2019 (inception) through December 31, 2019 included in the Original Filing. This Form 10-K/A also amends certain other Items in the Original Filing, as listed in “Items Amended in this Form 10-K/A” below.

Restatement Background

On February 26, 2021, ChargePoint, Inc. and Switchback Energy Acquisition Corporation (“Switchback”), a special purpose acquisition company (“SPAC”), closed their merger. Immediately following the merger, Switchback changed its name to ChargePoint Holdings, Inc.

On April 12, 2021, the Staff of SEC issued the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Staff Statement”). The Staff Statement clarified guidance for all SPAC-related companies regarding the accounting and reporting for their warrants that could result in the warrants issued by SPACs being classified as a liability measured at fair value, with non-cash fair value adjustments recorded in the consolidated statement of operations at the end of each reporting period. The Company has evaluated the applicability and potential impact of the Staff Statement on the Company’s consolidated financial statements.

On May 4, 2021, the audit committee of the board of directors of the Company (the “Board”), in consultation with management of the Company, concluded that the following financial statements could no longer be relied upon, based on the facts below: (i) the audited consolidated financial statements of Switchback as of December 31, 2020 and 2019, for the year ended December 31, 2020 and for the period from May 10, 2019 (inception) through December 31, 2019 included in the Original Filing, (ii) certain items on the Company’s previously issued audited balance sheet dated as of July 30, 2019, which was included in the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2019 (the “IPO Closing 8-K”), and (iii) the condensed consolidated unaudited financial statements of Switchback included in Switchback’s Quarterly Reports on Form 10-Q for (a) the three months ended September 30, 2019 and for the period from May 10, 2019 (inception) through September 30, 2019 (b) the three months ended March 31, 2020, (c) the three and six months ended June 30, 2020, and (d) the three and nine months ended September 30, 2020, (collectively, the “Non-Reliance Periods”).

Based on the Staff Statement, the Company re-evaluated the accounting treatment of the public and private placement warrants (collectively, the “Warrants”) issued in connection with the initial public offering of Switchback, a SPAC, and recorded on its consolidated financial statements. Based on its re-evaluation of the Warrants, Company management concluded that the Warrants should have been accounted for as liabilities measured at fair value, with non-cash fair value adjustments recorded in earnings at each reporting period, rather than equity. The historical financial statements of ChargePoint, Inc. were not affected by the Staff Statement, as the business combination pursuant to which ChargePoint, Inc. merged with a wholly-owned subsidiary of Switchback was consummated on February 26, 2021 and the Quarterly Report on Form 10-Q for the quarter in which the business combination closed has not yet been filed. The financial statements of Switchback for the period from May 10, 2019 (inception) through June 30, 2019 also were not affected by the Staff Statement, as the Warrants were not issued until July 30, 2019, when they were issued in connection with Switchback’s initial public offering.

The Company has restated the financial statements identified above in this Form 10-K/A.

Effect of Restatement and Revisions

As discussed in further detail in Note 2 to the accompanying consolidated financial statements, the restatement is the result of a clarification of the guidance on accounting for the Warrants by the Staff Statement. Based on Accounting Standards Codification 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”), warrant instruments that do not meet the criteria to be considered indexed to an entity’s own stock or equity classification criteria shall be initially classified as derivative liabilities at their estimated fair values. In periods subsequent to issuance, changes in the estimated fair value of the warrant instruments should be reported in the consolidated statement of operations. Also, in accordance with ASC 825-10, Financial Instruments (“ASC 825-10”), the Company has concluded that a portion of the transaction costs which directly related to Switchback’s initial public offering, which were previously charged to shareholders’ equity, should be allocated to the Warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the consolidated statement of operations.

All amounts in this Form 10-K/A affected by the restatement adjustments reflect such amounts as restated. These restatements result in noncash financial statement corrections and will have no impact on the Company’s historical liquidity, or revenues. The restatement will also have no impact on the historical financial statements of ChargePoint, Inc.

As all material restatement information will be included in this Form 10-K/A, investors, analysts and other readers should rely only on the financial information and other disclosures regarding the Non-Reliance Periods in this Form 10-K/A and in future filings with the SEC (as applicable) and should not rely on any previously issued or filed related press releases, earnings releases and investor communications describing the financial statements for Non-Reliance Periods.

Internal Controls Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Management has concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2020 due to a material weakness in internal control over financial reporting related to the accounting for the Warrants. Our Chief Executive Officer and Chief Financial Officer have also concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2020. For a discussion of management’s consideration of the Company’s disclosure controls and procedures, internal controls over financial reporting, and the material weakness identified, see Part II, Item 9A, “Controls and Procedures” of this Form 10-K/A.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Filing, in its entirety, as amended and restated with modifications as necessary to reflect the restatement described above. The following items have been amended as a result of, and to reflect, the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Filing, and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Filing was filed, and was not amended, supplemented or updated to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing and any other amendments to our SEC filings.

CERTAIN TERMS

References to the “Company,” “Switchback,” “our,” “us” or “we” refer to Switchback Energy Acquisition Corporation, a blank check company incorporated on May 10, 2019 as a Delaware corporation, prior to its name change to ChargePoint Holdings, Inc., a Delaware corporation, in connection with the closing of our merger with ChargePoint, Inc., a Delaware corporation, on February 26, 2021, which, as anticipated, we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to our “Sponsor” refer to NGP Switchback, LLC, a Delaware limited liability company. References to “NGP” are to NGP Energy Capital Management, L.L.C., an SEC-registered investment advisor that manages the NGP Funds. References to “NGP Funds” are to a family of energy-focused private equity investments funds advised by NGP, including NGP Natural Resources XII, L.P., a Delaware limited partnership. References to “equity-linked securities” are to any securities of the Company or any of our subsidiaries which are convertible into, or exchangeable or exercisable for, equity securities of the Company or such subsidiary, including any securities issued by the Company or any of our subsidiaries which are pledged to secure any obligation of any holder to purchase equity securities of the Company or any of our subsidiaries. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “Public Offering” refer to our initial public offering, which closed on July 30, 2019 (the “IPO Closing Date”). References to “public shares” are to shares of our Class A common stock sold as part of the units in our Public Offering. References to “public stockholders” are to the holders of our public shares.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K/A includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K/A may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•

our ability to consummate our initial business combination due to the uncertainty resulting from the ongoing COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or other significant outbreaks of infectious diseases);

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance in the future.

The forward-looking statements contained in this Form 10-K/A are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Factors that may cause or contribute to such discrepancy include, but are not limited to, any further changes to our financial statements or this Report that may be required due to SEC comments on this Report or further guidance regarding the accounting treatment of the Warrants, the restatement’s quantitative effects, and those factors described under “Part I, Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

On the IPO Closing Date, we consummated our Public Offering of 30,000,000 units at a price of $10.00 per unit, generating gross proceeds to us of $300.0 million. Each unit (“Unit”) consists of one share of our Class A common stock, par value $0.0001 per share, and one-third of one warrant (the “Public Warrants”). Each whole Warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment. Simultaneously with the consummation of the Public Offering, we completed the private sale of 5,333,333 private placement warrants (the “Private Placement Warrants” and together with the Private Placement Warrants, the “Warrants”) at a purchase price of $1.50 per warrant to our Sponsor, generating gross proceeds to us of approximately $8.0 million. Each Private Placement Warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment.

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

The Units began trading on the New York Stock Exchange (“NYSE”) under the Symbol “SBE.U” on July 26, 2019. Commencing on September 16, 2019, we announced that holders of the Units sold in our Public Offering may elect to separately trade the shares of Class A common stock and Public Warrants included in the Units. The shares of Class A common stock and Public Warrants that are separated trade on the NYSE under the symbols “SBE” and “SBE WS,” respectively. Those units not separated continue to trade on the NYSE under the symbol “SBE.U.”

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

Item 1A. Risk Factors (Restated).

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

Risk Factor Summary

Risks Related to ChargePoint

•	ChargePoint is an early stage company with a history of losses, and expects to incur significant expenses and continuing losses for the near term.

•	If ChargePoint fails to manage growth effectively, its business, operating results and financial condition could be affected.

•

ChargePoint currently faces competition from a number of companies, particularly in Europe, and expects to face significant competition in the future as the market for electric vehicle (“EV”) charging develops.

•	Some members of ChargePoint’s management have limited experience in operating a public company.

•	Changes to fuel economy standards or the success of alternate fuels may negatively impact the EV market and thus the demand for ChargePoint’s products and services.

•	ChargePoint’s future growth and success is highly correlated with and thus dependent upon the continuing rapid adoption of EVs for passenger and fleet applications.

•

The reduction, modification, or elimination of rebates, tax credits and other financial incentives from governments, utilities and others to offset the purchase or operating cost of EVs and EV charging stations could cause reduced demand for EVs and EV charging stations, which would adversely affect ChargePoint’s financial results.

•

The EV charging market is characterized by rapid technological change, which requires ChargePoint to continue to develop new products and product innovations. Any delays in such developments could adversely affect market adoption of its products and ChargePoint’s financial results.

•	ChargePoint’s business may be adversely affected if it is unable to protect its technology and intellectual property from unauthorized use by third parties.

•

ChargePoint’s business will depend upon customers renewing their services subscriptions. If customers do not continue to use its subscription offerings or if they fail to add more stations, its business and operating results will be adversely affected.

•

ChargePoint’s financial condition and results of operation are likely to fluctuate on a quarterly basis in future periods, which could cause its results for a particular period to fall below expectations, resulting in a decline in the price of the post-combination company’s common stock.

•

New ChargePoint will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.

•

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

Risks Related to Switchback

•	We are a newly incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by our management team and NGP may not be indicative of future performance of an investment in us.

•

We identified a material weakness in our internal control over financial reporting. If we do not adequately address this material weakness or if other material weaknesses or significant deficiencies in our internal control over financial reporting are discovered, this could adversely affect our business and if we fail to maintain effective internal control over financial reporting, the market price of our Class A Common Stock may be adversely affected.

•

Our public stockholders may not be afforded an opportunity to vote on an alternate business combination, which means we may complete an initial business combination even though a majority of our public stockholders do not support such combination.

•	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

•

If we seek stockholder approval of an initial business combination, as we plan to do for the proposed Business Combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

•

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•

The ability of our public stockholders to exercise redemption rights with respect to a larger number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

•

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

•

Any target with which we ultimately consummate a business combination, including ChargePoint as contemplated by the proposed Business Combination, may be materially adversely affected by the recent coronavirus (“COVID-19”) outbreak and the status of debt and equity markets.

•

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•

Shareholders have no rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially for a loss.

•

If we are unable to complete the Business Combination or an alternate initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our Warrants will expire without value to the holder.

•	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

ChargePoint’s primary operations are in the United States and it maintains contractual relationships with parts and manufacturing suppliers in Asia, Mexico and other locations. Also, ChargePoint is continuing to invest to increase its presence in Europe and to expand a primarily software development team in India. Managing this expansion requires additional resources and controls, and could subject ChargePoint to risks associated with international operations, including:

•	conformity with applicable business customs, including translation into foreign languages and associated expenses;

•	lack of availability of government incentives and subsidies;

•	challenges in arranging, and availability of, financing for customers;

•	potential changes to its established business model;

•	cost of alternative power sources, which could vary meaningfully outside the United States;

•

difficulties in staffing and managing foreign operations in an environment of diverse culture, laws, and customers, and the increased travel, infrastructure, and legal and compliance costs associated with international operations;

•	installation challenges;

•	differing driving habits and transportation modalities in other markets;

•	different levels of demand among commercial, fleet and residential customers;

•

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

•	compliance with U.S. and foreign anti-bribery laws including the Foreign Corrupt Practices Act (“FCPA”) and the United Kingdom Anti-Bribery Act;

•	conforming products to various international regulatory and safety requirements as well as charging and other electric infrastructures;

•	difficulty in establishing, staffing and managing foreign operations;

•	difficulties in collecting payments in foreign currencies and associated foreign currency exposure;

•	restrictions on repatriation of earnings;

•

compliance with potentially conflicting and changing laws of taxing jurisdictions and compliance with applicable U.S. tax laws as they relate to international operations, the complexity and adverse consequences of such tax laws, and potentially adverse tax consequences due to changes in such tax laws; and

•	regional economic and political conditions.

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

ChargePoint’s future growth is highly dependent upon the adoption of EVs by businesses and consumers. The market for EVs is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards and changing consumer demands and behaviors, changing levels of concern related to environmental issues and governmental initiatives related to climate change and the environment generally. Although demand for EVs has grown in recent years, there is no guarantee of continuing future demand. If the market for EVs develops more slowly than expected, or if demand for EVs decreases, ChargePoint’s business, prospects, financial condition and operating results would be harmed. The market for EVs could be affected by numerous factors, such as:

•	perceptions about EV features, quality, safety, performance and cost;

•	perceptions about the limited range over which EVs may be driven on a single battery charge;

•	competition, including from other types of alternative fuel vehicles, plug-in hybrid electric vehicles and high fuel-economy internal combustion engine vehicles;

•	volatility in the cost of oil and gasoline;

•	concerns regarding the stability of the electrical grid;

•	the decline of an EV battery’s ability to hold a charge over time;

•	availability of service for EVs;

•	consumers’ perception about the convenience and cost of charging EVs;

•	increases in fuel efficiency;

•	government regulations and economic incentives, including adverse changes in, or expiration of, favorable tax incentives related to EVs, EV charging stations or decarbonization generally;

•	relaxation of government mandates or quotas regarding the sale of EVs; and

•	concerns about the future viability of EV manufacturers.

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

The measures ChargePoint takes to protect its technology intellectual property from unauthorized use by others may not be effective for various reasons, including the following:

•	any patent applications ChargePoint submits may not result in the issuance of patents;

•	the scope of issued patents may not be broad enough to protect proprietary rights;

•	any issued patents may be challenged by competitors and/or invalidated by courts or governmental authorities;

•	the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement impracticable;

•	current and future competitors may circumvent patents or independently develop similar trade secrets or works of authorship, such as software;

•	know-how and other proprietary information ChargePoint purports to hold as a trade secret may not qualify as a trade secret under applicable laws; and

•	proprietary designs and technology embodied in ChargePoint’s products may be discoverable by third-parties through means that do not constitute violations of applicable laws.

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

Any defects or errors in product or services offerings, or the perception of such defects or errors, or other performance problems could result in any of the following, each of which could adversely affect ChargePoint’s business and results of its operations:

•	expenditure of significant financial and product development resources, including recalls, in efforts to analyze, correct, eliminate or work around errors or defects;

•	loss of existing or potential customers or partners;

•	interruptions or delays in sales;

•	delayed or lost revenue;

•	delay or failure to attain market acceptance;

•	delay in the development or release of new functionality or improvements;

•	negative publicity and reputational harm;

•	sales credits or refunds;

•	exposure of confidential or proprietary information;

•	diversion of development and customer service resources;

•	breach of warranty claims;

•	legal claims under applicable laws, rules and regulations; and

•	an increase in collection cycles for accounts receivable or the expense and risk of litigation.

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

In addition to the other risks described herein, the following factors could also cause ChargePoint’s financial condition and results of operations to fluctuate on a quarterly basis:

•	the timing and volume of new sales;

•	fluctuations in service costs, particularly due to unexpected costs of servicing and maintaining charging stations;

•	the timing of new product introductions, which can initially have lower gross margins;

•	weaker than anticipated demand for charging stations, whether due to changes in government incentives and policies or due to other conditions;

•	fluctuations in sales and marketing or research and development expenses;

•	supply chain interruptions and manufacturing or delivery delays;

•	the timing and availability of new products relative to customers’ and investors’ expectations;

•	the length of the sales and installation cycle for a particular customer;

•	the impact of COVID-19 on ChargePoint’s workforce, or those of its customers, suppliers, vendors or business partners;

•	disruptions in sales, production, service or other business activities or ChargePoint’s inability to attract and retain qualified personnel; and

•	unanticipated changes in federal, state, local or foreign government incentive programs, which can affect demand for EVs.

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

For example, on December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), was signed into law making significant changes to the Internal Revenue Code of 1986, as amended (the “Code”), and certain provisions of the Tax Act may adversely affect New ChargePoint. In particular, sweeping changes were made to the U.S. taxation of foreign operations. Changes include, but are not limited to, a permanent reduction to the corporate income tax rate, limiting interest deductions, a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017, the elimination of carrybacks of net operating losses, adopting elements of a territorial tax system, assessing a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.-owned foreign corporations, and introducing certain anti-base erosion provisions, including a new minimum tax on global intangible low-taxed income and base erosion and anti-abuse tax. The Tax Act could be subject to potential amendments and technical corrections, and is subject to interpretations and implementing regulations by the U.S. Treasury and the Internal Revenue Service (the “IRS”), any of which could mitigate or increase certain adverse effects of the legislation.

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

New ChargePoint will face increased legal, accounting, administrative and other costs and expenses as a public company that it did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (the “PCAOB”) and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements require it to carry out activities ChargePoint has not done previously. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified, such as our restatement of our previously issued consolidated financial statements, and related material weakness as described in this Report (see “—We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting and the restatement of our financial statements,” and “—We identified a material weakness in our internal control over financial reporting. If we do not adequately address this material weakness or if other material weaknesses or significant deficiencies in our internal control over financial reporting are discovered, this could adversely affect our business and the market price of our Class A common stock,” for more detail), New ChargePoint has incurred and could incur additional costs to rectify those or new issues, and the existence of these issues could adversely affect its reputation or investor perceptions. In addition, New ChargePoint will purchase director and officer liability insurance, which has substantial additional premiums. The additional reporting and other obligations imposed by these rules and regulations increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

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

•

ChargePoint did not design and maintain formal accounting policies, procedures and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including segregation of duties and adequate controls related to the preparation and review of journal entries; and

•

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

After the closing of the Business Combination, the trading price of the Class A common stock and Public Warrants will be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond New ChargePoint’s control. These factors include:

•	actual or anticipated fluctuations in operating results;

•	failure to meet or exceed financial estimates and projections of the investment community or that New ChargePoint provides to the public;

•	issuance of new or updated research or reports by securities analysts or changed recommendations for the industry in general;

•	announcements of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•	operating and share price performance of other companies in the industry or related markets;

•	the timing and magnitude of investments in the growth of the business;

•	actual or anticipated changes in laws and regulations;

•	additions or departures of key management or other personnel;

•	increased labor costs;

•	disputes or other developments related to intellectual property or other proprietary rights, including litigation;

•	the ability to market new and enhanced solutions on a timely basis;

•	sales of substantial amounts of the Class A common stock by the New ChargePoint board of directors, executive officers or significant stockholders or the perception that such sales could occur;

•	changes in capital structure, including future issuances of securities or the incurrence of debt; and

•	general economic, political and market conditions.

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

•	the fact that our Sponsor holds 5,521,568 Private Placement Warrants that would expire worthless if a Business Combination is not consummated;

•

the fact that our Sponsor, officers and directors have agreed not to redeem any of the shares of our common stock held by them in connection with a stockholder vote to approve the Business Combination;

•

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

•

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

•

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

•

the fact that our Sponsor, officers and directors will be reimbursed for out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations; and

•	the fact that our Sponsor, officers and directors will lose their entire investment in us if an initial business combination is not completed.

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

Our Warrants are being accounted for as a warrant liability and are being recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A common stock.

Under U.S. GAAP, we are required to evaluate the Warrants to determine whether they should be accounted for as a warrant liability or as equity. We have concluded that the Warrants contain provisions requiring liability classification. Therefore, as described in our financial statements included in Part II, Item 8, of this Form 10-K/A, we are accounting for the Warrants as a warrant liability and are recording that liability at fair value upon issuance. We will record any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A common stock and may cause fluctuations in our results of operations based on factors that are outside of our control.

We identified a material weakness in our internal control over financial reporting. If we do not adequately address this material weakness or if other material weaknesses or significant deficiencies in our internal control over financial reporting are discovered, this could adversely affect our business and the market price of our Class A common stock.

We identified a material weakness in our internal control over financial reporting as of December 31, 2020, the disclosure of which may have an adverse impact on the price of our common stock (please refer to Part II, Item 9A of this Form 10-K/A for further discussion). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2020. The material weakness resulted in a reclassification of our Warrants from equity to liabilities and the recognition of the related gain or loss as a result of the change in the fair value of the warrant liabilities, and related restatement of (i) the audited consolidated financial statements of Switchback as of December 31, 2020 and 2019, for the year ended December 31, 2020 and for the period from May 10, 2019 (inception) through December 31, 2019 included in the Original Filing, (ii) certain items on the Company’s previously issued audited balance sheet dated as of July 30, 2019, which was included in the IPO Closing 8-K, and (iii) the condensed consolidated unaudited financial statements of Switchback included in Switchback’s Quarterly Reports on Form 10-Q for (a) the three months ended September 30, 2019 and for the period from May 10, 2019 (inception) through September 30, 2019 (b) the three months ended March 31, 2020, (c) the three and six months ended June 30, 2020, and (d) the three and nine months ended September 30, 2020.

We are required to restate the consolidated financial statements of the Company. We have taken, and intend to continue to take, certain remedial actions intended to address the identified material weakness in our internal control over financial reporting. However, we can give no assurance that such measures will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future. Additionally, significant costs and resources may be needed to remediate any material weakness (including the material weakness identified) or any internal control deficiencies that may arise in the future.

If we cannot produce reliable and timely financial reports, investors may lose confidence in our financial reporting and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Moreover, if we are unable to remediate, evaluate, and test our internal controls on a timely basis in the future, management will be unable to conclude that our internal controls are effective and our independent registered public accounting firm will be unable to express an unqualified opinion on the effectiveness of our internal control over financial reporting. Any actual or perceived weaknesses or deficiencies that need to be addressed in our internal control over financial reporting, or disclosure of management’s assessment of our internal control over financial reporting, could have an adverse impact on our business and the market price of our Class A Common Stock.

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

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting and the restatement of our financial statements.

Following the issuance of the Staff Statement, the audit committee of our Board, after considering the recommendations of management, determined that it was appropriate to restate our previously filed financial statements for the Non-Reliance Periods. See “—Our Warrants are being accounted for as a warrant liability and are being recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A Common Stock.” As part of this restatement, we identified a material weakness in our internal control over financial reporting.

As a result of such material weakness, such restatement, the change in accounting for the Warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-K/A, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

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

We may issue a substantial number of additional shares of common or preferred stock to complete the Business Combination or under an employee incentive plan after completion of the Business Combination. The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interests of our investors;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•

could cause a change in control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A common stock and/or Public Warrants.

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

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Factors affecting the trading price of our securities following the Business Combination may include:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in the market’s expectations about our operating results;

•	success of competitors;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning New ChargePoint or the market in general;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	our ability to market new and enhanced products and technologies on a timely basis;

•	changes in laws and regulations affecting our business;

•	our ability to meet compliance requirements;

•	commencement of, or involvement in, litigation involving New ChargePoint;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of shares of our Class A common stock available for public sale;

•	any major change in our board of directors or management;

•	sales of substantial amounts of Class A common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

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

We issued Public Warrants to purchase 10,470,587 shares of Class A common stock as part of the units. We also issued 5,521,568 Private Placement Warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units began trading on the NYSE under the symbol “SBE.U” on July 26, 2019. Commencing on September 16, 2019, holders of the Units could elect to separately trade the shares of Class A common stock and Public Warrants included in the Units. The shares of Class A common stock and Public Warrants that are separated trade on the NYSE under the symbols “SBE” and “SBE WS,” respectively. Those Units not separated continue to trade on the NYSE under the symbol “SBE.U.”

Holders

At February 3, 2021, there were two holders of record of our Units, one holder of record of our Class A common stock, four holders of record of our Class B common stock, one holder of record of our Public Warrants and one holder of record of our Private Placement Warrants.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated).

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

For the year ended December 31, 2020, we had a net loss of approximately $315.3 million (as restated), which consisted of approximately $1.2 million of gain on marketable securities, dividends and interest held in Trust Account, offset by approximately $5.7 million in general and administrative expenses, $200,000 in franchise tax expense, approximately $310.3 million of change in fair value of warrant liability, and approximately $202,000 in income tax expense.

For the period from May 10, 2019 (inception) through December 31, 2019, we had net loss of approximately $499,000, which consisted of approximately $935,000 in general and administrative expenses, $88,000 in franchise tax expense, approximately $319,000 in allocated expense for warrant issuance cost, approximately $960,000 of change in fair value of warrant liability, and approximately $479,000 in income tax expense, partially offset by approximately $2.3 million of gain, dividends and interest on marketable securities held in Trust Account.

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

As of December 31, 2020, there were an aggregate of approximately $76,000 in related party accrued expenses.

Critical Accounting Policies

Shares of Class A Common Stock Subject to Possible Redemption

Shares of our Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of our Class A common stock (including shares of our Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of our Class A common stock are classified as stockholders’ equity. Shares of our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020 and 2019, 0 and 29,088,452 shares of our Class A common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s consolidated balance sheets.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the periods.

We have not considered the effect of the Public Warrants sold in the Public Offering (including the consummation of the over-allotment) and Private Placement to purchase an aggregate of 15,992,155 shares of our Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

Our consolidated statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for our Class A common stock for year ended December 31, 2020 is calculated by dividing (i) the gain on marketable securities, dividends and interest held in Trust Account of approximately $1.2 million, net of applicable taxes and funds available to be withdrawn from the Trust Account for franchise and income tax obligations of approximately $401,000, resulting in an aggregate of approximately $758,000, by (ii) the weighted average number of shares of our Class A common stock outstanding for the period of 31,411,763 shares. Net loss per share, basic and diluted for our Class B common stock for the year ended December 31, 2020 is calculated by dividing (i) the net loss of approximately $315.3 million, less income attributable to public shares of approximately $758,000, resulting in a net loss of approximately $316.1 million, by (ii) the weighted average number of shares of our Class B common stock outstanding for the period of 7,852,941 shares.

Net income per share, basic and diluted for our Class A common stock for the period from May 10, 2019 (inception) through December 31, 2019 is calculated by dividing (i) the gain on marketable securities, dividends and interest held in Trust Account of approximately $2.3 million, net of applicable taxes and funds available to be withdrawn from the Trust Account for franchise and income tax obligations of approximately $567,000, resulting in an aggregate of approximately $1.7 million, by (ii) the weighted average number of shares of our Class A common stock outstanding for the period of 31,092,978 shares. Net loss per share, basic and diluted for our Class B common stock for the period from May 10, 2019 (inception) through December 31, 2019 is calculated by dividing (i) the net loss of approximately $499,000, less income attributable to public shares of approximately $1.7 million, resulting in a net loss of approximately $2.2 million, by (ii) the weighted average number of shares of our Class B common stock outstanding for the period of 7,852,941 shares.

Warrant Liability

We account for liability-classified warrants as derivative instruments. Liability-classified warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a change in fair value of warrant liabilities expense on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants. Upon settlement, the warrant liability will be reclassified to additional paid-in capital. The fair value of the Warrants issued in connection with our initial public offering were initially measured at fair value using a Binomial-Lattice Model (“BLM”). The Private Placement Warrants were remeasured using a BLM model for each reporting date in 2019 and 2020 accordingly. After the initial measurement, the fair value of the Public Warrants were subsequently measured based on the listed market price of such Public Warrants.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

None.

Item 9A. Controls and Procedures (Restated).

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

On February 10, 2021, we filed the Original Filing. At that time, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Subsequently, and as a result of the material weakness in our internal control over financial reporting as described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2020 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the COSO (2013 Framework). On February 10, 2021, we filed the Original Filing. At that time, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Subsequent to performing that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020, due to a material weakness in internal control over financial reporting related to mistakes in the accounting for the Warrants. Notwithstanding this material weakness, which is further described below, management has concluded that our audited consolidated financial statements included in this Form 10-K/A are fairly stated in all material respects in accordance with U.S. GAAP for each of the years and periods presented herein.

Our internal control over financial reporting did not result in the proper classification of the Warrants, which, due to its impact on the Company’s audited consolidated financial statements as of December 31, 2020 and 2019, for the year ended December 31, 2020 and for the period from May 10, 2019 (inception) through December 31, 2019, we determined to be a material weakness. This mistake in classification was brought to our attention when the Staff of the SEC issued the Staff Statement, which addressed certain accounting and reporting considerations related to warrants of a kind similar to the Warrants. In response to this material weakness, our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we are improving these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. Our remediation plan at this time includes continuing to enhance our internal and external technical accounting resources by hiring additional personnel and increasing communication with third-party professionals with whom we consult regarding the application of complex accounting transactions.

Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. We can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our consolidated financial statements described in this Form 10-K/A had not yet been identified.

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

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•

pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent auditors;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•

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

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•

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

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation of all of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

•

identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

•	developing, recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

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

•

None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•

In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are then affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•

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

•

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

•

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

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the Company and its stockholders for the opportunity not to be brought to the attention of the corporation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of February 1, 2021 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our named executive officers and directors that beneficially owns shares of our common stock; and

•	all our executive officers and directors as a group.

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

Item 14. Principal Accountant Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

	For the period from May 10, 2019 (inception) through December 31, 2019	For the Fiscal Year ended December 31, 2020
Audit Fees(1)	$74,675	89,610
Audit-Related Fees(2)	—
Tax Fees(3)	—
All Other Fees(4)	—

Total	$74,675	89,610

(1)

Audit Fees. Audit fees consist of fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual consolidated financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

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

Item 8. Financial Statements and Supplementary Data (Restated).

INDEX TO FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2020 and 2019 (As Restated)	F-3
Consolidated Statements of Operations for the year ended December 31, 2020 and for the period from May 10, 2019 (inception) through December 31, 2019 (As Restated)	F-4
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2020 and for the period from May 10, 2019 (inception) through December 31, 2019 (As Restated)	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2020 and for the period from May 10, 2019 (inception) through December 31, 2019 (As Restated)	F-6
Notes to Consolidated Financial Statements (As Restated)	F-7

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Switchback Energy Acquisition Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Switchback Energy Acquisition Corporation (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2020 and for the period from May 10, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from May 10, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Consolidated Financial Statements

As discussed in Note 1 to the consolidated financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 and 2019 consolidated financial statements have been restated to correct the accounting and related disclosure for the warrants.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2019.

New York, New York

May 26, 2021

SWITCHBACK ENERGY ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2020 (As Restated)	December 31, 2019 (As Restated)
Assets:
Current assets:
Cash	$111,803	$398,721
Prepaid expenses	238,641	374,286

Total current assets	350,444	773,007
Investments held in Trust Account	316,991,065	316,398,889

Total Assets	$317,341,509	$317,171,896

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$39,094	$200,971
Accrued expenses	4,133,165	—
Accrued expenses - related party	76,045	—
Due to related party	1,279,360	—
Franchise tax payable	200,000	87,928
Income tax payable	200,667	479,064
Total current liabilities	5,928,331	767,963
Deferred underwriting commissions	10,924,117	10,924,117

Public warrants derivative liability	161,456,462	6,282,349
Private warrants derivative liability	158,469,002	3,312,941

Total liabilities	336,777,912	21,287,370

Commitments and Contingencies
Class A common stock, $0.0001 par value; 0 and 29,088,452 shares subject to possible redemption at $10.00 per share at December 31, 2020 and 2019, respectively	—	290,884,520

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 31,411,763 and 2,323,311 shares issued and outstanding (excluding 0 and 29,088,452 shares subject to possible redemption) at December 31, 2020 and 2019, respectively	3,141	232
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,852,941 shares issued and outstanding	785	785
Additional paid-in capital	296,379,599	5,497,988
Accumulated deficit	(315,819,928)	(498,999)

Total stockholders’ equity (deficit)	(19,436,403)	5,000,006

Total Liabilities and Stockholders’ Equity (Deficit)	$317,341,509	$317,171,896

The accompanying notes are an integral part of these consolidated financial statements.

SWITCHBACK ENERGY ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2020 (As Restated)	For the period from May 10, 2019 (inception) through December 31, 2019 (As Restated)
General and administrative expenses	$5,749,166	$934,695
Franchise tax expense	200,000	87,928

Loss from operations	(5,949,166)	(1,022,623)
Change in fair value of warrant liabilities	(310,330,174)	(959,526)
Issuance costs allocated to warrant liabilities	—	(319,045)
Gain on marketable securities, dividends and interest held in Trust Account	1,160,014	2,281,259

Loss before income tax expense	(315,119,326)	(19,935)
Income tax expense	201,603	479,064

Net loss	$(315,320,929)	$(498,999)

Basic and diluted weighted average shares outstanding, Class A	31,411,763	31,092,978

Basic and diluted net income per share, Class A	$0.02	$0.06

Basic and diluted weighted average shares outstanding, Class B	7,852,941	7,852,941

Basic and diluted net loss per share, Class B	$(40.25)	$(0.28)

The accompanying notes are an integral part of these consolidated financial statements.

SWITCHBACK ENERGY ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	For the year ended December 31, 2020 (As Restated)
	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—December 31, 2019 (as restated)	2,323,311	$232	7,852,941	$785	$5,497,988	$(498,999)	$5,000,006

Change in value of Class A common stock subject to possible redemption	29,088,452	2,909	—	—	290,881,611	—	290,884,520
Net loss	—	—	—	—	—	(315,320,929)	(315,320,929)

Balance—December 31, 2020 (as restated)	31,411,763	$3,141	7,852,941	$785	$296,379,599	$(315,819,928)	$(19,436,403)

	For the period from May 10, 2019 (inception) through December 31, 2019 (As Restated)
	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—May 10, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Sale of units in initial public offering, net of fair value of Public Warrants	31,411,763	3,141	—	—	308,460,372	—	308,463,513
Offering costs	—	—	—	—	(17,405,694)	—	(17,405,694)
Excess of cash received over fair value of private placement warrants	—	—	—	—	5,300,706	—	5,300,706
Forfeiture of Class B common stock	—	—	(772,059)	(78)	78	—	—
Class A common stock subject to possible redemption	(29,088,452)	(2,909)	—	—	(290,881,611)	—	(290,884,520)
Net loss	—	—	—	—	—	(498,999)	(498,999)

Balance—December 31, 2019 (as restated)	2,323,311	$232	7,852,941	$785	$5,497,988	$(498,999)	$5,000,006

The accompanying notes are an integral part of these consolidated financial statements.

SWITCHBACK ENERGY ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2020 (As Restated)	For the period from May 10, 2019 (inception) through December 31, 2019 (As Restated)
Cash Flows from Operating Activities:
Net loss	$(315,320,929)	$(498,999)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related parties	9,360	125,151
Gain, dividends and interest on marketable securities held in Trust Account	(1,160,014)	(2,281,259)
Change in fair value of warrant liabilities	310,330,174	959,526
Issuance costs allocated to warrant liabilities	—	319,045
Changes in operating assets and liabilities:
Prepaid expenses	135,645	(374,286)
Accounts payable	(161,877)	186,470
Accrued expenses	4,133,165	—
Accrued expenses—related party	76,045	—
Franchise tax payable	112,072	87,928
Income tax payable	(278,397)	479,064

Net cash used in operating activities	(2,124,756)	(997,360)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(314,117,630)
Income released from Trust Account to pay taxes	567,838	—

Net cash provided by (used in) investing activities	567,838	(314,117,630)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Repayment of loans from related party	—	(251,375)
Proceeds received from related party	1,270,000	—
Proceeds received from initial public offering, gross	—	314,117,630
Proceeds received from private placement	—	8,282,353
Offering costs paid	—	(6,659,897)

Net cash provided by financing activities	1,270,000	315,513,711

Net change in cash	(286,918)	398,721
Cash—beginning of the period	398,721	—

Cash—end of the period	$111,803	$398,721

Supplemental disclosure of cashflow activities:
Cash paid for income taxes	$480,000	$—

Offering costs included in accounts payable	$—	$14,501

Offering costs paid by related party under note payable from related party	$—	$126,224

Deferred underwriting commissions	$—	$10,924,117

Forfeiture of Class B common stock	$—	$78

The accompanying notes are an integral part of these consolidated financial statements.

SWITCHBACK ENERGY ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Basis of Presentation

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

In September 2020, in connection with the Proposed Transactions (as defined and described below), the Company formed Lightning Merger Sub Inc., a Delaware corporation (“Merger Sub”), as a wholly owned direct subsidiary of the Company.

The Company’s sponsor is NGP Switchback, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Public Offering was declared effective on July 25, 2019. On July 30, 2019, the Company consummated the Public Offering of 30,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units, the “public shares”) at $10.00 per Unit, generating gross proceeds of $300.0 million. The underwriters were granted a 45-day option from the date of the final prospectus relating to the Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at $10.00 per Unit, less underwriting discounts and commissions. On September 4, 2019, the underwriters partially exercised the over-allotment option and, on September 6, 2019, the underwriters purchased an additional 1,411,763 units (the “Over-allotment Units”), generating gross proceeds of approximately $14.1 million, and the remaining over-allotment option subsequently expired. The Company incurred offering costs of approximately $17.7 million, inclusive of $10.9 million in deferred underwriting commissions (Note 6).

Simultaneously with the closing of the Public Offering, the Company consummated the sale (the “Private Placement”) of 5,333,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of approximately $8.0 million (Note 5). Simultaneously with the closing of the sale of the Over-allotment Units, the Sponsor purchased an additional 188,235 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating gross proceeds of approximately $282,000.

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

The Company will provide holders of the Company’s outstanding public shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their public shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their public shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These public shares were recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering. In such case, the Company will only proceed with a Business Combination if, among other things, the Company has net tangible assets of at least $5,000,001 upon consummation of such Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 5) and any public shares purchased during or after the Public Offering in favor of a Business Combination. In addition, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and public shares in connection with the completion of a Business Combination.

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

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, the Initial Stockholders will be entitled to liquidating distributions from the Trust Account with respect to any public shares that they hold if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the public shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account due to reductions in the value of the trust assets as of the date of the liquidation of the Trust Account, in each case including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, less franchise and income taxes payable. This liability will not apply with respect to any claims by a third party or Target that executed an agreement waiving claims against and all rights to seek access to the Trust Account whether or not such agreement is enforceable or to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Restatement of Previously Issued Financial Statements

The Company has restated its consolidated financial statements as of December 31, 2020, and 2019, for the year ended December 31, 2020 and the period from May 10, 2019 (inception) through December 31, 2019, as well as the unaudited condensed financial statements as of March 31, 2021 and for the three month period ended March 31, 2020, as of June 30, 2020 and for the three and six month periods ended June 30, 2020 as of September 30, 2020 and for the three and nine month periods ended September 30, 2020, as of September 30, 2019 and for the three months ended September 30, 2019 and for the period from May 10, 2019 (inception) through September 30, 2019, and the audited balance sheet as of July 30, 2019, to correct misstatements in those prior periods primarily related to misstatements identified in improperly applying accounting guidance on certain warrants, recognizing them as equity instead of a warrant liability, under the guidance of Accounting Standards Codification (“ASC”) 815-40, Contracts in Entity’s Own Equity.

See Note 2 for additional information regarding the errors identified and the restatement adjustments made to the consolidated financial statements.

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

This may make comparison of the Company’s consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Note 2 — Restatement of Previously Issued Audited and Unaudited Financial Statements

In May 2021, the audit committee of the Company’s board of directors, after considering the recommendations of management, concluded that, because of a misapplication of the accounting guidance related to its Warrants, the Company’s previously issued financial statements for the periods beginning May 10, 2019 (inception) through December 31, 2020 (collectively, the “Affected Periods”) should no longer be relied upon. As such, the Company is restating its consolidated financial statements for the Affected Periods.

On April 12, 2021, the Staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Staff Statement”). In the Staff Statement, the Staff of the SEC expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on July 25, 2019, the Company’s Warrants were accounted for as equity within the Company’s previously reported consolidated balance sheets. Accordingly, the consolidated statements of operations did not include any subsequent noncash changes in estimated fair value of the Warrants. The views expressed in the Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement. In light of the Staff Statement, the Company reassessed its accounting for the Warrants. Based on this reassessment, and after discussion and evaluation with the Company’s independent registered public accounting firm and the audit committee, management concluded that the Warrants should be presented as liabilities with subsequent fair value remeasurement.

The warrant agreement governing the Warrants includes a provision (the “Replacement of Securities Upon Reorganization”), the application of which could result in a different settlement value for the Warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Private Placement Warrants which contain this term could not be considered “indexed to the Company’s own stock.” In addition, the provision provides that in the event of a tender or exchange offer accepted by holders of more than 50% of the outstanding shares of the Company’s ordinary shares, all holders of the Warrants (both the Public Warrants and the Private Placement Warrants) would be entitled to receive cash for their Warrants. In other words, in the event of a qualifying cash tender offer (which could be outside of the Company’s control), all Warrant holders would be entitled to cash, while only certain of the holders of the Company’s ordinary shares would be entitled to cash. These provisions preclude the Company from classifying the Warrants in stockholders’ equity. As a result of these provisions, the Company has restated its consolidated financial statements to reflect the Company’s Warrants as a derivative liability with changes in fair value recorded in the current period earnings. In addition, a portion of offering costs were allocated to the Warrants and recognized in expense. The material terms of the Warrants are more fully described in Note 7.

The following presents a reconciliation of the consolidated balance sheets, statements of operations and cash flows for the Affected Periods.

	December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Public warrants derivative liability	—	161,456,462	161,456,462
Private warrants derivative liability	—	158,469,002	158,469,002
Total liabilities	16,852,448	319,925,464	336,777,912
Class A common stock subject to possible redemption	295,489,060	(295,489,060)	—
Class A common stock	186	2,955	3,141
Additional paid-in-capital	9,210,213	287,169,386	296,379,599
Accumulated deficit	(4,211,183)	(311,608,745)	(315,819,928)
Total stockholders’ equity (deficit)	5,000,001	(24,436,404)	(19,436,403)
Statement of Operations for the year ended December 31, 2020
Change in fair value of warrant liabilities	—	(310,330,174)	(310,330,174)
Loss before income tax expense	(4,789,152)	(310,330,174)	(315,119,326)
Net loss	(4,990,755)	(310,330,174)	(315,320,929)
Basic and diluted net loss per Class B common stock	(0.73)	(39.52)	(40.25)
Statement of Cash Flows for the year ended December 31, 2020
Net loss	(4,990,755)	(310,330,174)	(315,320,929)
Change in fair value of warrant liabilities	—	310,330,174	310,330,174

	September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet (unaudited)
Public warrants derivative liability	—	49,107,054	49,107,054
Private warrants derivative liability	—	32,522,036	32,522,036
Total liabilities	12,158,095	81,629,090	93,787,185
Class A common stock subject to possible redemption	300,029,150	(81,629,090)	218,400,060
Class A common stock	141	816	957
Additional paid-in-capital	4,670,168	73,311,555	77,981,723
Retained earnings (Accumulated deficit)	328,914	(73,312,371)	(72,983,457)
Total stockholders’ equity	5,000,008	—	5,000,008
Statement of Operations for the three months ended September 30, 2020 (unaudited)
Change in fair value of warrant liabilities	—	(68,996,330)	(68,996,330)
Loss before income tax expense	(787,652)	(68,996,330)	(69,783,982)
Net loss	(792,915)	(68,996,330)	(69,789,245)
Basic and diluted net loss per Class B common stock	(0.10)	(8.79)	(8.89)
Statement of Operations for the nine months ended September 30, 2020 (unaudited)
Change in fair value of warrant liabilities	—	(72,033,800)	(72,033,800)
Loss before income tax expense	(208,400)	(72,033,800)	(72,242,200)
Net loss	(450,658)	(72,033,800)	(72,484,458)
Basic and diluted net loss per Class B common stock	(0.15)	(9.17)	(9.32)
Statement of Cash Flows for the nine months ended September 30, 2020 (unaudited)
Net loss	(450,658)	(72,033,800)	(72,484,458)
Change in fair value of warrant liabilities	—	72,033,800	72,033,800

	June 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet (unaudited)
Public warrants derivative liability	—	8,270,721	8,270,721
Private warrants derivative liability	—	4,362,039	4,362,039
Total liabilities	11,905,001	12,632,760	24,537,761
Class A common stock subject to possible redemption	300,822,070	(12,632,760)	288,189,310
Class A common stock	133	126	259
Additional paid-in-capital	3,877,256	4,315,915	8,193,171
Retained earnings (Accumulated deficit)	1,121,829	(4,316,041)	(3,194,212)
Total stockholders’ equity	5,000,003	—	5,000,003
Statement of Operations for the three months ended June 30, 2020 (unaudited)
Change in fair value of warrant liabilities	—	(2,685,170)	(2,685,170)
Loss before income tax expense	(96,889)	(2,685,170)	(2,782,059)
Net loss	(124,174)	(2,685,170)	(2,809,344)
Basic and diluted net loss per Class B common stock	(0.02)	(0.34)	(0.36)
Statement of Operations for the six months ended June 30, 2020 (unaudited)
Change in fair value of warrant liabilities	—	(3,037,470)	(3,037,470)
Income (loss) before income tax expense	579,252	(3,037,470)	(2,458,218)
Net income (loss)	342,257	(3,037,470)	(2,695,213)
Basic and diluted net loss per Class B common stock	(0.06)	(0.39)	(0.45)
Statement of Cash Flows for the six months ended June 30, 2020 (unaudited)
Net income (loss)	342,257	(3,037,470)	(2,695,213)
Change in fair value of warrant liabilities	—	3,037,470	3,037,470

	March 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet (unaudited)
Public warrants derivative liability	—	6,524,218	6,524,218
Private warrants derivative liability	—	3,423,372	3,423,372
Total liabilities	11,877,840	9,947,590	21,825,430
Class A common stock subject to possible redemption	300,946,240	(9,947,590)	290,998,650
Class A common stock	132	99	231
Additional paid-in-capital	3,753,087	1,630,772	5,383,859
Retained earnings (Accumulated deficit)	1,246,003	(1,630,871)	(384,868)
Total stockholders’ equity	5,000,007	—	5,000,007
Statement of Operations for the three months ended March 31, 2020 (unaudited)
Change in fair value of warrant liabilities	—	(352,300)	(352,300)
Income before income taxes	676,141	(352,300)	323,841
Net income	466,431	(352,300)	114,131
Basic and diluted net loss per Class B common stock	(0.03)	(0.04)	(0.07)
Statement of Cash Flows for the three months ended March 31, 2020 (unaudited)
Net income	466,431	(352,300)	114,131
Change in fair value of warrant liabilities	—	352,300	352,300

	December 31, 2019
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Public warrants derivative liability	—	6,282,349	6,282,349
Private warrants derivative liability	—	3,312,941	3,312,941
Total liabilities	11,692,080	9,595,290	21,287,370
Class A common stock subject to possible redemption	300,479,810	(9,595,290)	290,884,520
Class A common stock	136	96	232
Additional paid-in-capital	4,219,513	1,278,475	5,497,988
Retained earnings (Accumulated deficit)	779,572	(1,278,571)	(498,999)
Total stockholders’ equity	5,000,006	—	5,000,006
Statement of Operations for the period from May 19, 2019 (inception) through December 31, 2019
Change in fair value of warrant liabilities	—	(959,526)	(959,526)
Allocated expense for warrant issuance cost	—	(319,045)	(319,045)
Income (loss) before income taxes	1,258,636	(1,278,571)	(19,935)
Net income (loss)	779,572	(1,278,571)	(498,999)
Basic and diluted net loss per Class B common stock	(0.12)	(0.16)	(0.28)
Statement of Cash Flows for the period from May 19, 2019 (inception) through December 31, 2019
Net income (loss)	779,572	(1,278,571)	(498,999)
Issuance costs related to warrant liability	—	319,045	319,045
Change in fair value of warrant liabilities	—	959,526	959,526

	September 30, 2019
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet (unaudited)
Public warrants derivative liability	—	9,947,060	9,947,060
Private warrants derivative liability	—	4,858,980	4,858,980
Total liabilities	11,406,919	14,806,040	26,212,959
Class A common stock subject to possible redemption	299,838,630	(14,806,040)	285,032,590
Class A common stock	143	148	291
Additional paid-in-capital	4,860,686	6,489,173	11,349,859
Retained earnings (Accumulated deficit)	138,392	(6,489,321)	(6,350,929)
Total stockholders’ equity	5,000,006	—	5,000,006
Statement of Operations for the three months ended September 30, 2019 (unaudited)
Change in fair value of warrant liabilities	—	(6,170,276)	(6,170,276)
Allocated expense for warrant issuance cost	—	(319,045)	(319,045)
Income (loss) before income tax expense	388,196	(6,489,321)	(6,101,125)
Net income (loss)	194,611	(6,489,321)	(6,294,710)
Basic and diluted net loss per Class B common stock	(0.07)	(0.83)	(0.90)
Statement of Operations for the period from May 10, 2019 (inception) through September 30, 2019 (unaudited)
Change in fair value of warrant liabilities	—	(6,170,276)	(6,170,276)
Allocated expense for warrant issuance cost	—	(319,045)	(319,045)
Income (loss) before income tax expense	331,977	(6,489,321)	(6,157,344)
Net income (loss)	138,392	(6,489,321)	(6,350,929)
Basic and diluted net loss per Class B common stock	(0.08)	(0.83)	(0.91)
Statement of Cash Flows for the period from May 10, 2019 (inception) through September 30, 2019 (unaudited)
Net income (loss)	138,392	(6,489,321)	(6,350,929)
Issuance costs related to warrant liability	—	319,045	319,045
Change in fair value of warrant liabilities	—	6,170,276	6,170,276

	July 30, 2019
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Public warrants derivative liability	—	5,400,000	5,400,000
Private warrants derivative liability	—	2,880,000	2,880,000
Total liabilities	11,443,548	8,280,000	19,723,548
Class A common stock subject to possible redemption	285,849,880	(8,280,000)	277,569,880
Class A common stock	142	83	225
Additional paid-in-capital	5,175,033	305,917	5,480,950
Accumulated deficit	(176,030)	(306,000)	(482,030)
Total stockholders’ equity	5,000,008	—	5,000,008

Note 3—Summary of Significant Accounting Policies

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

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

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

Offering Costs Associated with the Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs that were directly related to the Public Offering. Offering costs related to the issuance of shares were recognized in shareholders’ equity while costs allocated to the warrant liabilities were expensed in the Company’s consolidated statements of operations upon the completion of the Public Offering in July and September 2019.

Shares of Class A Common Stock Subject to Possible Redemption

Shares of the Company’s Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of the Company’s Class A common stock (including shares of the Company’s Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of the Company’s Class A common stock are classified as stockholders’ equity. Shares of the Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020 and 2019, 0 and 29,088,452 shares of the Company’s Class A common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s consolidated balance sheets.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the periods. The Company has not considered the effect of the warrants sold in the Public Offering (including the consummation of the over-allotment) and Private Placement to purchase an aggregate of 15,992,155 shares of the Company’s Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

Net income per share, basic and diluted for the Company’s Class A common stock for the year ended December 31, 2020 is calculated by dividing (i) the gain on marketable securities, dividends and interest held in Trust Account of approximately $1.2 million, net of applicable taxes and funds available to be withdrawn from the Trust Account for franchise and income tax obligations of approximately $401,000, resulting in an aggregate of approximately $758,000, by (ii) the weighted average number of shares of the Company’s Class A common stock outstanding for the period of 31,411,763 shares. Net loss per share, basic and diluted for the Company’s Class B common stock for the year ended December 31, 2020 is calculated by dividing (i) the net loss of approximately $315.3 million, less income attributable to public shares of approximately $758,000, resulting in a net loss of approximately $316.1 million, by (ii) the weighted average number of shares of the Company’s Class B common stock outstanding for the period of 7,852,941 shares.

Net income per share, basic and diluted for the Company’s Class A common stock for the period from May 10, 2019 (inception) through December 31, 2019 is calculated by dividing (i) the gain on marketable securities, dividends and interest held in Trust Account of approximately $2.3 million, net of applicable taxes and funds available to be withdrawn from the Trust Account for franchise and income tax obligations of approximately $567,000, resulting in an aggregate of approximately $1.7 million, by (ii) the weighted average number of shares of the Company’s Class A common stock outstanding for the period of 31,092,978 shares. Net loss per share, basic and diluted for the Company’s Class B common stock for the period from May 10, 2019 (inception) through December 31, 2019 is calculated by dividing (i) the net loss of approximately $499,000, less income attributable to public shares of approximately $1.7 million, resulting in a net loss of approximately $2.2 million, by (ii) the weighted average number of shares of the Company’s Class B common stock outstanding for the period of 7,852,941 shares.

Warrant Liability

The Company accounts for warrants for shares of the Company’s Class A common stock as liabilities held at fair value on the consolidated balance sheets. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a change in fair value of warrant liabilities in the Company’s consolidated statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants. At that time, the warrant liability will be reclassified to additional paid-in capital.

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

Note 4—Initial Public Offering

On July 30, 2019, the Company sold 30,000,000 Units at a price of $10.00 per Unit in the Public Offering. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (each, a “Public Warrant” and together with the Private Placement Warrants, the “Warrants”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7). Certain officers and directors of the Company purchased 200,000 (the “Affiliated Units”) of the 30,000,000 Units sold in the Public Offering for an aggregate purchase price of $2.0 million.

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

Note 5—Related Party Transactions

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

Note 6—Commitments and Contingencies

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

Note 7—Stockholders’ Equity

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020 and 2019, there were 31,411,763 shares of Class A common stock issued and outstanding, of which 0 and 29,088,452 shares of Class A common stock were classified outside of permanent equity, respectively.

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. In May 2019, the Company issued 8,625,000 shares of Class B common stock, including an aggregate of up to 1,125,000 shares of Class B common stock that were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option for the Public Offering was not exercised in full. On September 6, 2019, the underwriters purchased the Over-allotment Units, and the remaining over-allotment option subsequently expired. As a result, an aggregate of 772,059 shares of Class B common stock were forfeited accordingly. As of December 31, 2020 and 2019, there were 7,852,941 shares of Class B common stock outstanding.

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

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

Warrants—Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of

Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless” basis, and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The Company may call the Public Warrants for redemption:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•

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

In addition, commencing 90 days after the warrants become exercisable, the Company may redeem the outstanding warrants for shares of Class A common stock (including both Public Warrants and Private Placement Warrants):

•	in whole and not in part;

•

at a price equal to a number of shares of Class A common stock to be determined by reference to the agreed table (i.e. “make-whole table”) set forth in the warrant agreement based on the redemption date and the “fair market value” of the Class A common stock;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•

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

Note 8—Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 and 2019 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account Money Market Funds	$316,991,065	$—	$—
Liabilities
Public Warrants	161,456,462	—	—
Private Placement Warrants	—	—	158,469,002

	161,456,462	—	158,469,002

December 31, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account Money Market Funds	$316,398,889	$—	$—
Liabilities
Public Warrants	6,282,349	—	—
Private Placement Warrants	—	—	3,312,941

	6,282,349	—	3,312,941

Level 1 instruments include investments in money market funds and U.S. Treasury securities, and the Public Warrants when representative market prices were available based on the public trading of the Public Warrants.

The estimated fair value of the Private Placement Warrants, and the Public Warrants, prior to being separately listed and traded, is determined using Level 3 inputs. In the case of the Public Warrants, the Company used a Binomial-Lattice Model (“BLM”) that assumes optimal exercise of the Company’s redemption option at the earliest possible date. In the case of the Private Placement Warrants, since they were also subject to the make-whole table, the Company used a BLM as well. Inherent in options pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility input based on the observed price of its Public Warrants, when available. Otherwise, the volatility input is based on implied volatilities of guideline companies. The risk-free interest rate is based on the U.S. Treasury curve on the grant date for a maturity similar to the expected remaining life of the Warrants. The expected life of the Warrants is assumed to be equivalent to a probability-weighted average between a two-year life (in the event that there is no business combination) and the contractual life (if a business combination is consummated) of the Warrants. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. For all of the periods presented, the probability assigned to the consummation of a business combination was in the range of 75% - 90%. For the below valuation dates, when a public market price for the stock was not available, the closest available date where a public market price was available for such stock was used instead.

The following table provides quantitative information regarding fair value assumptions for the Public Warrants (fair values, and related inputs and assumptions, of Private Placement Warrants and Public Warrants were materially consistent between July 30, 2019 (IPO Closing Date) and September 6, 2019 (Overallotment Option exercise date by investors):

The following table provides quantitative information regarding fair value assumptions for the Public Warrants:

Initial measurement (July 30 and September 6, 2019)
Stock price	9.82
Exercise price	11.50
Expected term	5.38
Volatility	8.60%
Risk-free rate	1.85%
Dividend yield	0%
Probability of completing a Business Combination	75%

The following table provides quantitative information regarding fair value assumptions for the Private Placement Warrants:

	Initial measurement (July 30 and September 6, 2019)	September 30, 2019	December 31, 2019
Market price of public stock	9.82	9.71	9.80
Exercise price	11.50	11.50	11.50
Expected term	5.38	5.21	4.96
Volatility	8.60%	14.10%	10.50%
Risk-free rate	1.85%	1.55%	1.68%
Dividend yield	0%	0%	0%
Probability of completing a Business Combination	75%	75%	75%

	March 30, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Market price of public stock	9.65	10.05	15.60	40.08
Exercise price	11.50	11.50	11.50	11.50
Expected term	4.71	4.46	4.59	4.47
Volatility	14.20%	15.10%	46.30%	74.30%
Risk-free rate	0.36%	0.26%	0.26%	0.31%
Dividend yield	0%	0%	0%	0%
Probability of completing a Business Combination	75%	75%	90%	90%

The change in the fair value of the warrant liabilities is summarized as follows:

Warrant liabilities (Level 3)
Fair value as of May 10, 2019 (inception)	—
Issuance of Public Warrants and Private Placement Warrants	8,635,764
Change in fair value of Public Warrants and Private Placement Warrants	959,526
Transfer of Public Warrants from Level 3 to Level 1 measurement	(6,282,349)

Fair value of Private Placement Warrants as of December 31, 2019	3,312,941
Change in fair value of Private Placement Warrants	155,156,061
Fair value of Private Placement Warrants as of December 31, 2020	158,469,002

Transfers to/from Levels 1 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the year ended December 31, 2020. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement at December 31, 2019.

Note 9—Income Taxes

The income tax provision consists of the following:

	For the year ended December 31, 2020	For the period From May 10, 2019 (inception) through December 31, 2019
Current
Federal	$201,603	$479,064
State	—	—
Deferred
Federal	(1,207,074)	(222,823)
State	—	—
Valuation allowance	1,207,074	222,823

Income tax provision	$201,603	$479,064

The Company’s net deferred tax assets are as follows:

	December 31, 2020	December 31, 2019
Deferred tax assets:
StartUp/Organization Costs	$1,207,074	$222,823

Total deferred tax assets	1,207,074	222,823
Valuation allowance	(1,207,074)	(222,823)

Deferred tax asset, net of allowance	$—	$—

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

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows (as restated):

	For the year ended December 31, 2020	For The period from May 10, 2019 (inception) through December 31,2019
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of warrant liabilities	(20.7)%	(1,010.6)%
Allocated expense for warrant issuance costs	0.0%	(336.0)%
Meals & entertainment	0.0%	0.0%
Change in Valuation Allowance	(0.4)%	(1,077.1)%

Income Taxes Provision (Benefit)	(0.1)%	(2,402.7)%

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. During the year ended December 31, 2020, approximately $202,000 of income tax expense was recognized.

Note 10—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the consolidated financial statements were available for issuance require potential adjustment to or disclosure in the consolidated financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

On February 26, 2021 (the “Closing Date”), the Company consummated a business combination (the “Closing”) with ChargePoint, Inc. (“ChargePoint”), where Merger Sub merged with the ChargePoint (the “Merger” and, collectively with the other transactions related thereto, the “Business Combination”), with ChargePoint surviving the Merger as a wholly-owned subsidiary of the Company. As a result of the proposed business combination, the Company was renamed to ChargePoint Holdings, Inc. (“New ChargePoint”).

Pursuant to the terms of the business combination agreement, each stockholder of ChargePoint received 0.9966 shares of New ChargePoint’s common stock and the contingent right to receive up to 27 million additional shares of New ChargePoint’s common stock (“Earnout Shares), for each share of ChargePoint’s common stock, par value $0.0001 per share, owned by such stockholder that was outstanding immediately prior to the Closing (other than any shares of ChargePoint’s restricted stock). In addition, certain investors purchased an aggregate of 22,500,000 shares of New ChargePoint’s common stock (such investors, the “PIPE Investors”) concurrently with the Closing for an aggregate purchase price of $225 million.

Pursuant to a letter agreement (the “Founders Stock Letter”) entered into in connection with the execution of the business combination, immediately prior to the Closing, the initial stockholders (i) surrendered to New ChargePoint, for no consideration and as a capital contribution to New ChargePoint, 984,706 Class B common stock, par value $0.0001 per share (“Founder Shares”), held by them (on a pro rata basis), whereupon such shares were immediately canceled, and (ii) subjected 900,000 Founder Shares (including New ChargePoint’s common stock issued in exchange therefor in the Merger) held by them to potential forfeiture in accordance with the terms of the Founders Stock Letter. Upon the Closing, all outstanding Founder Shares converted into Common Stock on a one-for-one basis and the Founder Shares ceased to exist.

Also at the Closing, the Sponsor exercised its right to convert a portion of the working capital loans made by the Sponsor to Switchback into an additional 1,000,000 private placement warrants at a price of $1.50 per warrant in satisfaction of $1.5 million principal amount of such loans.

In addition, pursuant to the terms of the business combination agreement, (1) warrants to purchase shares of capital stock of ChargePoint were converted into warrants to purchase an aggregate of 38,761,031 shares of New ChargePoint’s common stock and the contingent right to receive certain Earnout Shares, (2) options to purchase shares of common stock of ChargePoint were converted into options to purchase an aggregate of 30,135,695 shares of New ChargePoint’s common stock and, with respect to vested options, the contingent right to receive certain Earnout Shares and (3) unvested restricted shares of common stock of ChargePoint that were outstanding pursuant to the “early exercise” of New ChargePoint options were converted into an aggregate of 345,689 restricted shares of New ChargePoint.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description

2.1	Business Combination Agreement and Plan of Reorganization, dated as of September 23, 2020, by and among Switchback Energy Acquisition Corporation, Lightning Merger Sub Inc. and ChargePoint, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39004) filed with the SEC on September 24, 2020)

3.1	Amended and Restated Certificate of Incorporation of Switchback Energy Acquisition Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39004) filed with the SEC on July 30, 2019)

3.2	Bylaws of Switchback Energy Acquisition Corporation (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-232501) filed with the SEC on July 1, 2019)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-232501) filed with the SEC on July 1, 2019)

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-232501) filed with the SEC on July 1, 2019)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-232501) filed with the SEC on July 1, 2019)

4.4	Warrant Agreement, dated July 25, 2019, between Switchback Energy Acquisition Corporation and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-39004) filed with the SEC on July 30, 2019)

4.5	Description of Securities of Switchback Energy Acquisition Corporation (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (File No. 001-39004) filed with the SEC on March 30, 2020)

10.1	Letter Agreement, dated July 25, 2019, among Switchback Energy Acquisition Corporation, its officers and directors and NGP Switchback, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39004) filed with the SEC on July 30, 2019)

10.2	Investment Management Trust Agreement, dated July 25, 2019, between Switchback Energy Acquisition Corporation and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39004) filed with the SEC on July 30, 2019)

10.3	Registration Rights Agreement, dated July 25, 2019, among Switchback Energy Acquisition Corporation, NGP Switchback, LLC and certain other security holders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39004) filed with the SEC on July 30, 2019)

IV-1

Exhibit No.	Description

10.4	Administrative Services Agreement, dated July 25, 2019, between Switchback Energy Acquisition Corporation and NGP Switchback, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39004) filed with the SEC on July 30, 2019)

10.5	Promissory Note, dated May 16, 2019, issued to NGP Switchback, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-232501) filed with the SEC on July 1, 2019)

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-232501) filed with the SEC on July 1, 2019)

10.8	Securities Purchase Agreement, dated May 16, 2019, between Switchback Energy Acquisition Corporation and NGP Switchback, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-232501) filed with the SEC on July 1, 2019)

10.9	Private Placement Warrants Purchase Agreement, dated July 25, 2019, between Switchback Energy Acquisition Corporation and NGP Switchback, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39004) filed with the SEC on July 30, 2019)

10.10	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39004) filed with the SEC on September 24, 2020)

10.11	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 of Switchback’s Current Report on Form 8-K (File No. 001-39004) filed with the SEC on September 24, 2020)

10.12	Founders Stock Letter, dated September 23, 2020 by and between Switchback Energy Acquisition Corporation and the initial stockholders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39004) filed with the SEC on September 24, 2020)

24	Power of Attorney (included on signature page of the Original Report)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

IV-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARGEPOINT HOLDINGS, INC.
Date: May 27, 2021	By:	/s/ Rex Jackson
Rex Jackson
Chief Financial Officer