Form 10-Q
period 2021-04-30
ChargePoint Holdings, Inc.
filed 2021-06-11
CIK 1777393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 001-39004

ChargePoint Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1747686
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

240 East Hacienda Avenue Campbell, CA	95008
(Address of principal executive offices)	(Zip Code)

(408) 841-4500

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	CHPT	New York Stock Exchange
Warrants, each whole warrant exercisable for Common Stock at an exercise price of $11.50 per share	CHPT WS	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The registrant had outstanding 306,261,388 shares of common stock as of June 5, 2021.

CHARGEPOINT HOLDINGS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of present or historical fact included in this Quarterly Report, regarding the future financial performance of ChargePoint Holdings, Inc. (“ChargePoint” or the “Company”), as well as ChargePoint’s strategy, future operations, future operating results, financial position, expectations regarding revenue, losses, and costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project” or the negative of such terms and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These statements are based on various assumptions, whether or not identified herein, and on the current expectations of ChargePoint’s management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as a guarantee, an assurance, a prediction or a definitive statement of, fact or probability. Actual events and circumstances are difficult or impossible to predict and may differ from assumptions, and such differences may be material. Many actual events and circumstances are beyond the control of ChargePoint. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about ChargePoint that may cause the actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. If any of these risks materialize or ChargePoint’s assumptions prove incorrect, actual results could differ materially from the results implied by these forward-looking statements. There may be additional risks that ChargePoint does not presently know or that ChargePoint currently believes are immaterial that could also cause actual results to differ from those contained in the forward-looking statements. In addition, forward-looking statements reflect ChargePoint’s expectations, plans or forecasts of future events and views as of the date hereof. The Company anticipates that subsequent events and developments will cause ChargePoint’s assessments to change. These forward-looking statements should not be relied upon as representing ChargePoint’s assessments as of any date subsequent to the date hereof. Accordingly, undue reliance should not be placed upon the forward-looking statements. The Company cautions you that these forward-looking statements are subject to numerous risk and uncertainties, most of which are all difficult to predict and many of which are beyond the control of ChargePoint.

The following factors, among others, could cause actual results to differ materially from forward-looking statements:

•	ChargePoint’s success in retaining or recruiting, or changes in, its officers, key employees or directors;

•	changes in applicable laws or regulations;

•	the possibility that COVID-19 may adversely affect the results of operations, financial position and cash flows of ChargePoint;

•	ChargePoint’s ability to expand its business in Europe;

•	the electric vehicle (“EV”) market may not continue to grow as expected;

•	ChargePoint may not attract a sufficient number of fleet owners as customers;

•	incentives from governments or utilities may be reduced, which could reduce demand for EVs;

•	the impact of competing technologies that could reduce the demand for EVs;

•	technological changes;

•	data security breaches or other network outages;

•	ChargePoint’s ability to remediate its material weaknesses in internal control over financial reporting;

•	the possibility that ChargePoint may be adversely affected by other economic, business or competitive factors; and

•

any further changes to our financial statements that may be required due to SEC comments to the Form 10-K, as amended, or further guidance regarding the accounting treatment of the Public Warrants and the Private Placement Warrants (each as defined below), and the quantitative effects of the restatement of Switchback Energy Acquisition Corporation’s consolidated historical financial statements.

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other risk factors included herein. Forward-looking statements reflect current views about ChargePoint’s plans, strategies and prospects, which are based on information available as of the date of this Quarterly Report. Except to the extent required by applicable law, ChargePoint undertakes no obligation (and expressly disclaims any such obligation) to update or revise the forward-looking statements whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ChargePoint Holdings, Inc. Unaudited Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets as of April 30, 2021 and January 31, 2021 (unaudited)	6
Condensed Consolidated Statements of Operations for the Three Months Ended April 30, 2021 and 2020 (unaudited)	7
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended April 30, 2021 and 2020 (unaudited)	8
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months Ended April 30, 2021 and 2020 (unaudited)	9
Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 30, 2021 and 2020 (unaudited)	10
Notes to Condensed Consolidated Financial Statements (unaudited)	12

ChargePoint Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	April 30, 2021	January 31, 2021
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$609,809	$145,491
Restricted cash	400	400
Accounts receivable, net of allowance of $2,100 and $2,000 as of April 30, 2021 and January 31, 2021, respectively	34,932	35,075
Inventories	28,868	33,592
Prepaid expenses and other current assets	19,906	12,074

Total current assets	693,915	226,632
Property and equipment, net	31,211	29,988
Operating lease right-of-use assets	21,750	21,817
Goodwill	1,215	1,215
Other assets	4,980	10,468

Total assets	$753,071	$290,120

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$18,103	$19,784
Accrued and other current liabilities	42,930	47,162
Deferred revenue	43,864	40,934
Debt, current	—	10,208

Total current liabilities	104,897	118,088
Deferred revenue, noncurrent	53,763	48,896
Debt, noncurrent	—	24,686
Operating lease liabilities	22,866	22,459
Common stock warrant liabilities	86,209	—
Redeemable convertible preferred stock warrant liability	—	75,843
Other long-term liabilities	996	972

Total liabilities	268,731	290,944

Commitments and contingencies (Note 7)
Redeemable convertible preferred stock: $0.0001 par value; 0 and 185,180,248 shares authorized as of April 30, 2021 and January 31, 2021, respectively; 0 and 182,934,257 shares issued and outstanding as of April 30, 2021 and January 31, 2021, respectively (liquidation value: $0 and $17,492,964 as of April 30, 2021 and January 31, 2021, respectively)	—	615,697
Stockholders’ equity (deficit):
Common stock: $0.0001 par value; 1,000,000,000 and 299,771,284 shares authorized as of April 30, 2021 and January 31, 2021, respectively; 305,073,200 and 22,961,032 shares issued and outstanding as of April 30, 2021 and January 31, 2021, respectively	31	2
Preferred stock, $0.0001 par value; 10,000,000 and 0 shares authorized as of April 30, 2021 and January 31, 2021, respectively; 0 issued and outstanding as of April 30, 2021 and January 31, 2021	—	—
Additional paid-in capital	1,081,272	62,736
Accumulated other comprehensive income	162	155
Accumulated deficit	(597,125)	(679,414)

Total stockholders’ equity (deficit)	484,340	(616,521)

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$753,071	$290,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended April 30,
	2021	2020
	(in thousands, except share and per share data)
Revenue
Networked charging systems	$26,800	$19,657
Subscriptions	10,824	9,004
Other	2,886	4,115

Total revenue	40,510	32,776
Cost of revenue
Networked charging systems	23,742	18,616
Subscriptions	5,640	4,773
Other	1,911	1,623

Total cost of revenue	31,293	25,012

Gross profit	9,217	7,764

Operating expenses
Research and development	25,374	18,026
Sales and marketing	15,974	14,201
General and administrative	14,467	5,089

Total operating expenses	55,815	37,316

Loss from operations	(46,598)	(29,552)
Interest income	22	243
Interest expense	(1,499)	(835)
Change in fair value of redeemable convertible preferred stock warrant liability	9,237	535
Change in fair value of common stock warrant liabilities	43,761	—
Change in fair value of contingent earnout liability	84,420	—
Transaction costs expensed	(7,031)	—
Other income (expense), net	15	(432)

Net income (loss) before income taxes	82,327	(30,041)
Provision for income taxes	38	57

Net income (loss)	82,289	(30,098)

Cumulative dividends on redeemable convertible preferred stock	(4,292)	—
Deemed dividends attributable to vested option holders	(51,855)	—
Deemed dividends attributable to common stock warrant holders	(110,635)	—

Net loss attributable to common stockholders - Basic	(84,493)	(30,098)

Gain attributable to earnout shares issued	(53,820)	—
Change in fair value of dilutive warrants	(49,471)	—

Net loss attributable to common stockholders - Diluted	$(187,784)	$(30,098)

Weighted average shares outstanding - Basic	218,615,863	12,253,092
Weighted average shares outstanding - Diluted	225,533,389	12,253,092
Net loss per share - Basic	$(0.39)	$(2.46)
Net loss per share - Diluted	$(0.83)	$(2.46)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended April 30,
	2021	2020
	(in thousands)
Net income (loss)	$82,289	$(30,098)
Other comprehensive income (loss):
Foreign currency translation adjustment	7	(56)

Other comprehensive income (loss)	7	(56)

Comprehensive income (loss)	$82,296	$(30,154)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares(1)	Amount	Shares(1)	Amount
			(in thousands, except share data)
Balances as of January 31, 2021	182,934,257	$615,697	22,961,032	$2	$62,736	$155	$(679,414)	$(616,521)
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization, including impact of Series H-1 paid in kind dividend	(182,934,257)	(615,697)	194,060,336	20	615,677	—	—	615,697
Reclassification of Legacy ChargePoint preferred stock warrant liability upon the reverse recapitalization	—	—	—	—	66,606	—	—	66,606
Issuance of common stock upon the reverse recapitalization, net of issuance costs	—	—	60,746,989	6	200,460	—	—	200,466
Issuance of common stock upon exercise of warrants	—	—	9,766,774	1	225,375	—	—	225,376
Contingent earnout liability recognized upon the closing of the reverse recapitalization	—	—	—	—	(828,180)	—	—	(828,180)
Issuance of earnout shares upon triggering events, net of tax withholding	—	—	17,539,657	2	488,303	—	—	488,305
Reclassification of remaining contingent earnout liability upon triggering event	—	—	—	—	242,640	—	—	242,640
Vesting of early exercised stock options	—	—	—	—	78	—	—	78
Repurchase of early exercised common stock	—	—	(1,588)	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,577	—	—	7,577
Net income	—	—	—	—	—	—	82,289	82,289
Other comprehensive income	—	—	—	—	—	7	—	7

Balances as of April 30, 2021	—	$—	305,073,200	$31	$1,081,272	$162	$(597,125)	$484,340

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares(1)	Amount	Shares(1)	Amount
			(in thousands, except share data)
Balances as of January 31, 2020	160,583,203	$520,241	11,918,418	$1	$20,331	$37	(482,390)	$(462,021)
Issuance of common stock upon exercise of vested stock options	—	—	1,071,203	—	436	—	—	436
Vesting of early exercised stock options	—	—	—	—	10	—	—	10
Stock-based compensation	—	—	—	—	910	—	—	910
Net loss	—	—	—	—	—	—	(30,098)	(30,098)
Other comprehensive loss	—	—	—	—	—	(56)	—	(56)

Balances as of April 30, 2020	160,583,203	$520,241	12,989,621	$1	$21,687	$(19)	$(512,488)	$(490,819)

(1)

The shares of the Company’s common and redeemable convertible preferred stock, prior to the Merger (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 0.9966 established in the Merger as described in Note 3.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended April 30,
	2021	2020
	(in thousands)
Cash flows from operating activities
Net income (loss)	$82,289	$(30,098)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,741	2,257
Non-cash operating lease cost	977	831
Stock-based compensation	7,577	910
Amortization of deferred contract acquisition costs	399	253
Change in fair value of redeemable convertible preferred stock warrant liability	(9,237)	(535)
Change in fair value of common stock warrant liabilities	(43,761)	—
Change in fair value of contingent earnout liability	(84,420)	—
Transaction costs expensed	7,031	—
Other	1,096	74
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	32	9,214
Inventories	4,894	(4,092)
Prepaid expenses and other assets	(6,166)	(1,211)
Operating lease liabilities	(373)	(1,863)
Accounts payable	(3,463)	(10,318)
Accrued and other liabilities	(4,952)	(1,898)
Deferred revenue	7,797	1,782

Net cash used in operating activities	(37,539)	(34,694)

Cash flows from investing activities
Purchases of property and equipment	(4,138)	(2,772)
Maturities of investments	—	42,403

Net cash (used in) provided by investing activities	(4,138)	39,631

Cash flows from financing activities
Proceeds from the exercise of public warrants	73,323	—
Merger and PIPE financing	511,646	—
Payment of transaction costs related to Merger	(30,115)	—
Payment of tax withholding obligations on settlement of earnout shares	(12,815)	—
Repayment of borrowings	(36,051)	—
Proceeds from exercises of vested and unvested stock options	—	446

Net cash provided by financing activities	505,988	446

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	7	(56)
Net increase in cash, cash equivalents, and restricted cash	464,318	5,327
Cash, cash equivalents, and restricted cash at beginning of period	145,891	73,153

Cash, cash equivalents, and restricted cash at end of period	$610,209	$78,480

ChargePoint Holdings, Inc.

Condensed Consolidated Statements of Cash Flows - (continued)

Three Months Ended April 30, 2021 and 2020 (Unaudited)

	Three Months Ended April 30,
	2021	2020
	(in thousands)
Supplementary cash flow information
Cash paid for interest	$344	$476
Cash paid for taxes	$50	$68
Supplementary cash flow information on noncash investing and financing activities
Right-of-use assets obtained in exchange for lease liabilities	$883	$—
Acquisitions of property and equipment included in accounts payable and accrued liabilities	$174	$237
Vesting of early exercised stock options	$78	$10
Deferred transaction costs not yet paid	$2,354	$—
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization	$615,697	$—
Reclassification of Legacy ChargePoint redeemable convertible preferred stock warrant liability upon the reverse capitalization	$66,606	$—
Contingent earnout liability recognized upon the closing of the reverse recapitalization	$828,180	$—
Reclassification of remaining contingent earnout liability upon triggering event	$242,640	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Description of Business and Basis of Presentation

ChargePoint Holdings, Inc. (“ChargePoint” or the “Company,” “it,” “its”) designs, develops, and markets networked electric vehicle (“EV”) charging system infrastructure and cloud-based services which enable consumers the ability to locate, reserve, authenticate, and transact charging sessions for EVs. As part of its networked charging systems, subscriptions, and other offerings, the Company provides an open platform that integrates with system hardware from multiple manufacturers, connecting systems over an intelligent network that provides real-time information about charging systems. This network provides multiple web-based portals for charging system owners, fleet managers, drivers, and utilities.

The Company’s fiscal year ends on January 31. References to fiscal year 2021 relate to the fiscal year ended January 31, 2021 and to fiscal year 2022 refer to the fiscal year ending January 31, 2022.

Basis of Presentation

The condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended January 31, 2021 and the related notes included in the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2021 and as amended and filed with the SEC on April 1, 2021, which provides a more complete discussion of the Company’s accounting policies and certain other information. The information as of January 31, 2021 included on the condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position as of April 30, 2021 and the results of operations and cash flows for the three months ended April 30, 2021 and 2020. The results of operations for the three months ended April 30, 2021 are not necessarily indicative of the results that may be expected for the year ending January 31, 2022.

The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has been engaged in developing its product offerings, raising capital, and recruiting personnel. The Company’s operating plan may change as a result of many factors currently unknown and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company, and it may need to seek additional funds sooner than planned. If adequate funds are not available to the Company on a timely basis, it may be required to delay, limit, reduce, or terminate certain commercial efforts, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of the Company’s stockholders. The Company has incurred net operating losses and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of April 30, 2021, the Company had an accumulated deficit of $597.1 million.

The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock, borrowings under its loan facilities, customer payments and proceeds from the Reverse Recapitalization (as defined below). The Company had cash, cash equivalents, and restricted cash of $610.2 million as of April 30, 2021. As of June 11, 2021, the date on which these condensed consolidated financial statements were available to be issued, the Company believes that its cash on hand, together with cash generated from sales to customers, will satisfy its working capital and capital requirements for at least the next twelve months.

ChargePoint Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company’s assessment of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties. The Company’s actual results could vary as a result of, and its near- and long-term future capital requirements will depend on, many factors, including its growth rate, subscription renewal activity, the timing and extent of spending to support its infrastructure and research and development efforts, the expansion of sales and marketing activities, the timing of new introductions of products or features, the continuing market adoption of its networked charging systems platform, and the overall market acceptance of EVs. The Company may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights, although it has no agreements or commitments to complete any material transactions as of June 11, 2021, the date on which these condensed consolidated financial statements were available to be issued. The Company has based its estimates on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. The Company may be required to seek additional equity or debt financing. Future liquidity and cash requirements will depend on numerous factors, including market penetration, the introduction of new products, and potential acquisitions of related businesses or technology. In the event that additional financing is required from outside sources, the Company may not be able to raise it on acceptable terms or at all. If the Company is unable to raise additional capital when desired, or if it cannot expand its operations or otherwise capitalize on its business opportunities because it lacks sufficient capital, its business, operating results, and financial condition would be adversely affected.

On February 26, 2021 (“Closing Date”), Switchback Energy Acquisition Corporation (“Switchback”), consummated the previously announced merger with Switchback, Lightning Merger Sub Inc., a wholly owned subsidiary of Switchback incorporated in the State of Delaware and ChargePoint, Inc., a Delaware corporation (“Legacy ChargePoint”) with the Legacy ChargePoint surviving as the surviving company and as a wholly-owned subsidiary of Switchback (“Merger” and, collectively with the other transactions described in the Merger Agreement (as defined below), the “Reverse Recapitalization”). As a result of the Merger, Switchback was renamed “ChargePoint Holdings, Inc.”

Please refer to Note 3 “Reverse Recapitalization” for further details of the Merger.

2. Summary of Significant Accounting Policies

Other than policies noted below, there have been no significant changes to the significant accounting policies disclosed in Note 2 of the audited consolidated financial statements as of January 31, 2021 and 2020 and for the years ended January 31, 2021, 2020, and 2019.

Common Stock Warrants Liabilities

The Company assumed 10,470,562 publicly-traded warrants (“Public Warrants”) and 6,521,568 private placement warrants issued to NGP Switchback, LLC (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) upon the Merger, all of which were issued in connection with Switchback’s initial public offering and subsequent overallotment (other than 1,000,000 Private Placement Warrants that were issued in connection with the closing of the Merger) and entitle the holder to purchase one share of the Company’s Common stock, par value $0.0001 (“Common Stock”) at an exercise price of $11.50 per share. During the three months ended April 30, 2021, 6,413,057 Public Warrants and 4,347,712 Private Placement Warrants were exercised. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be cashless exercised. The Private Placement Warrants are non-redeemable for cash so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

ChargePoint Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company evaluated the Common Stock Warrants and concluded that they do not meet the criteria to be classified within stockholders’ equity. The agreement governing the Common Stock Warrants includes a provision (“Replacement of Securities Upon Reorganization”), the application of which could result in a different settlement value for the Common Stock Warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Private Placement Warrants are not considered to be “indexed to the Company’s own stock.” In addition, the provision provides that in the event of a tender or exchange offer accepted by holders of more than 50% of the outstanding shares of the Company’s ordinary shares, all holders of the Common Stock Warrants (both the Public Warrants and the Private Placement Warrants) would be entitled to receive cash for all of their Common Stock Warrants. Specifically, in the event of a qualifying cash tender offer (which could be outside of the Company’s control), all Common Stock Warrant holders would be entitled to cash, while only certain of the holders of the Company’s ordinary shares may be entitled to cash. These provisions preclude the Company from classifying the Common Stock Warrants in stockholders’ equity. As the Common Stock Warrants meet the definition of a derivative, the Company recorded these warrants as liabilities on the consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in the condensed consolidated statements of operations and comprehensive loss at each reporting date.

Contingent Earnout Liability

In connection with the Reverse Recapitalization and pursuant to the Merger Agreement and Plan of Merger dated as of September 23, 2020 by and among the Company, Lightning Merger Sub Inc., and Switchback (“Merger Agreement”), eligible ChargePoint equity holders are entitled to receive additional shares of the Company’s Common Stock upon the Company achieving certain Earnout Triggering Events (as described in the Merger Agreement and Note 9). In accordance with ASC 815-40, the earnout shares are not indexed to the Common Stock and therefore are accounted for as a liability at the reverse recapitalization date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations.

The estimated fair value of the contingent consideration was determined using a Monte Carlo simulation using a distribution of potential outcomes on a monthly basis over the Earnout Period (as defined in Note 9) prioritizing the most reliable information available. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones, including the current Company Common Stock price, expected volatility, risk-free rate, expected term and dividend rate.

The contingent earnout liability is categorized as a Level 3 fair value measurement (see Fair Value of Financial Instruments accounting policy as described above) because the Company estimates projections during the Earnout Period utilizing unobservable inputs. Contingent earnout payments involve certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts.

ChargePoint Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results and outcomes could differ significantly from the Company’s estimates, judgments, and assumptions. Significant estimates include determining standalone selling price for performance obligations in contracts with customers, the estimated expected benefit period for deferred contract acquisition costs, allowances for doubtful accounts, inventory reserves, the useful lives of long-lived assets, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation of redeemable convertible preferred stock warrants and common stock warrants, including Common Stock Warrants as a result of the Merger, contingent earnout liability, the value of common stock and other assumptions used to measure stock-based compensation, and the valuation of deferred income tax assets and uncertain tax positions. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are held in domestic and foreign cash accounts with large, creditworthy financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents through deposits with federally insured commercial banks and at times cash balances may be in excess of federal insurance limits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Accounts receivable are stated at the amount the Company expects to collect. The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition.

Concentration of credit risk with respect to trade accounts receivable is considered to be limited due to the diversity of the Company’s customer base and geographic sales areas. As of April 30, 2021 and January 31, 2021, one customer individually accounted for 11% and 16% of accounts receivable, net, respectively. For the three months ended April 30, 2021 and 2020, there were no customers that represented 10% or more of total revenue.

The Company’s revenue is concentrated in the infrastructure needed for charging EVs, an industry which is highly competitive and rapidly changing. Significant technological changes within the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect the Company’s operating results.

Impact of COVID-19

In March 2020, the World Health Organization characterized COVID-19 as a pandemic. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 has also created a disruption in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, and has led to a decrease in EV sales in some markets.

ChargePoint Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As a result of the COVID-19 pandemic, ChargePoint had initially modified its business practices (including employee travel, recommending that all non-essential personnel work from home and cancellation or reduction of physical participation in sales activities, meetings, events and conferences), implemented additional safety protocols for essential workers, implemented temporary cost cutting measures in order to reduce its operating costs, some of which it recently reversed, and it may take further actions as may be required by government authorities or that it determines are in the best interests of its employees, customers, suppliers, vendors and business partners.

While the ultimate duration and extent of the COVID-19 pandemic depends on current and future developments that cannot be accurately predicted, such as the extent and effectiveness of containment actions and vaccinations, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic are likely to affect the rate of global infrastructure spending, such as work-from-home policies commercial customers are adopting, and could adversely affect demand for ChargePoint’s platforms, lengthen its sales cycles, reduce the value, renewal rate or duration of subscriptions, negatively impact collections of accounts receivable, reduce expected spending from new customers, cause some of its paying customers to go out of business and limit the ability of its direct sales force to travel to customers and potential customers, all of which could adversely affect its business, results of operations and financial condition during the fiscal year ended January 31, 2022 and potentially future periods.

Segment Reporting

The Company operates as one operating segment because its chief operating decision maker, who is its Chief Executive Officer, reviews its financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance.

Fair Value of Financial Instruments

Fair value is defined as an exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Assets and liabilities measured at fair value are classified into the following categories based on the inputs used to measure fair value:

•	(Level 1) — Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;

•	(Level 2) — Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly; and

•	(Level 3) — Inputs that are unobservable for the asset or liability.

The Company classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly. The Company’s assessment of a particular input to the fair value measurement requires management to make judgments and consider factors specific to the asset or liability. The fair value hierarchy requires the use of observable market data when available in determining fair value. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each period. There were no transfers between levels during the periods presented. The Company had no material non-financial assets valued on a non-recurring basis that resulted in an impairment in any period presented.

The carrying values of the Company’s cash equivalents, accounts receivable, net, accounts payable, and accrued and other current liabilities approximate fair value based on the highly liquid, short-term nature of these instruments.

ChargePoint Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Remaining Performance Obligations

Remaining performance obligations represents the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancellable contracted amounts that will be invoiced and recognized as revenue in future periods. The Company’s Assure, Cloud, and CPaaS subscription terms typically range from one to five years. Revenue expected to be recognized from remaining performance obligations was $110.1 million as of April 30, 2021, of which 42% is expected to be recognized over the next twelve months and the remainder thereafter.

Deferred Revenue

Deferred revenue represents billings or payments received in advance of revenue recognition and is recognized in revenue upon transfer of control. Balances consist primarily of software subscription services and extended Assure maintenance services not yet provided as of the balance sheet date. Contract assets, which represent services provided or products transferred to customers in advance of the date the Company has a right to invoice, are netted against deferred revenue on a customer-by-customer basis. Deferred revenue that will be recognized during the succeeding twelve-month period is recorded as deferred revenue with the remainder recorded as deferred revenue, non-current on the condensed consolidated balance sheets. Total deferred revenue was $97.6 million and $89.8 million as of April 30, 2021 and January 31, 2021, respectively. The Company recognized $15.2 million and $16.4 million of revenue during the three months ended April 30, 2021 and April 30, 2020, respectively, that was included in the deferred revenue balance at the beginning of the respective period.

Accounting Pronouncements

The Company is provided the option to adopt new or revised accounting guidance as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) either (1) within the same periods as those otherwise applicable to public business entities, or (2) within the same time periods as non-public business entities, including early adoption when permissible. With the exception of standards the Company elected to early adopt when permissible, the Company has elected to adopt new or revised accounting guidance within the same time period as non-public business entities, as indicated below.

Recently Issued Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and has since released various amendments including ASU No. 2019-04. The guidance modifies the measurement of expected credit losses on certain financial instruments. This guidance will be effective for annual reporting periods beginning after December 15, 2022. Early adoption is permitted. The Company is currently assessing the impact of the guidance on its condensed consolidated financial statements and disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as the elimination of exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, the recognition of deferred tax liabilities for outside basis differences, ownership changes in investments, and tax basis step-up in goodwill obtained in a transaction that is not a business combination. The guidance will be effective for annual reporting periods beginning after December 15, 2021. Early adoption is permitted. The Company is currently assessing the impact of this guidance on its condensed consolidated financial statements and disclosures and does not anticipate adoption to have a material impact on its condensed consolidated financial statements.

ChargePoint Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), which modifies and simplifies accounting for convertible instruments. The new guidance eliminates certain separation models that require separating embedded conversion features from convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. The guidance will be effective for annual reporting periods beginning after December 15, 2023. Early adoption is permitted, but no earlier than for fiscal years beginning after December 15, 2020. The Company is currently assessing the impact of this guidance on its consolidated financial statements and disclosures.

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20 — Receivables-Nonrefundable Fees and Other Costs, which clarifies the accounting for the amortization period for certain purchased callable debt securities held at a premium by giving consideration to securities which have multiple call dates. The guidance will be effective for annual reporting periods beginning after December 15, 2021. Early adoption is permitted for annual reporting periods beginning after December 15, 2020. The Company is currently assessing the impact of this guidance on its consolidated financial statements and disclosures.

3. Reverse Recapitalization

On February 26, 2021, Switchback merged with Legacy ChargePoint, with Legacy ChargePoint surviving as a wholly-owned subsidiary of Switchback. As a result of the Merger, Switchback was renamed “ChargePoint Holdings, Inc.” Immediately prior to the closing of the Merger:

•

all 22,427,306 shares of Legacy ChargePoint’s outstanding Series H-1 redeemable convertible preferred stock was converted into an equivalent number of shares of Legacy ChargePoint common stock on a one-to-one basis and an additional 1,026,084 shares of Common Stock were issued to settle the accumulated dividend to the Series H-1 redeemable convertible preferred stockholders of $21.1 million;

•

all 160,925,957 shares of Legacy ChargePoint’s outstanding Series H, Series G, Series F, Series E, and Series D redeemable convertible preferred stock was converted into an equivalent number of shares of Legacy ChargePoint common stock on a one-to-one basis;

•

all 45,376 shares of Legacy ChargePoint’s outstanding Series C redeemable convertible preferred stock was converted into an equivalent number of shares of Legacy ChargePoint common stock on a 1:73.4403 basis;

•

all 130,590 shares of Legacy ChargePoint’s outstanding Series B redeemable convertible preferred stock was converted into an equivalent number of shares of Legacy ChargePoint common stock on a 1:42.9220 basis; and

•

all 29,126 shares of Legacy ChargePoint’s outstanding Series A redeemable convertible preferred stock was converted into an equivalent number of shares of Legacy ChargePoint common stock on a 1:48.2529 basis.

At the Merger, eligible ChargePoint equity holders received or have the right to receive shares of Common Stock at a deemed value of $10.00 per share after giving effect to the exchange ratio of 0.9966 as defined in the Merger Agreement (“Exchange Ratio”). Accordingly, immediately following the consummation of the Merger, Legacy ChargePoint common stock exchanged into 217,021,368 shares of Common Stock, 68,896,516 shares were reserved for the issuance of Common Stock upon the potential future exercise of Legacy ChargePoint stock options and warrants that were exchanged into ChargePoint stock options and warrants, and 27,000,000 shares of Common Stock were reserved for the potential future issuance of the earnout shares.

In connection with the execution of the Merger Agreement, Switchback entered into separate subscription agreements (each a “Subscription Agreement”) with a number of investors (each a “New PIPE Investor”), pursuant to which the New PIPE Investors agreed to purchase, and Switchback agreed to sell to the New PIPE Investors, an aggregate of 22,500,000 shares of Common Stock (“PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $225.0 million, in a private placement pursuant to the subscription agreements (“PIPE Financing”). The PIPE Financing closed simultaneously with the consummation of the Merger.

Pursuant to the terms of a letter agreement the initial Switchback stockholders entered into in connection with the execution of the Merger Agreement (“Founders Stock Letter”), the initial stockholders surrendered 984,706 of Switchback Class B common stock shares purchased by NGP Switchback, LLC, a Delaware limited liability company (“Sponsor”) prior to Switchback Public Offering on May 16, 2019 (“Founder Shares”) for no consideration, whereupon such Founder Shares were immediately cancelled. Additionally 900,000 Founder Earn Back Shares, which were previously subjected to potential forfeiture until the closing volume weighted average price per share of Common Stock achieves $12.00 for any ten trading days within any twenty consecutive trading day period during the five-year period following the Closing (“Founder Earn Back Triggering Event”), met the Earn Back Triggering Event on March 12, 2021.

At the Closing, the Sponsor exercised its right to convert a portion of the working capital loans made by the Sponsor to Switchback into an additional 1,000,000 Private Placement Warrants at a price of $1.50 per warrant in satisfaction of $1.5 million principal amount of such loans.

ChargePoint Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The number of shares of Common Stock issued immediately following the consummation of the Merger was:

Shares
Common stock of Switchback, outstanding prior to Merger	39,264,704
Less redemption of Switchback shares	(33,009)
Less surrender of Switchback Founder Shares	(984,706)

Common stock of Switchback	38,246,989
Shares issued in PIPE	22,500,000

Merger and PIPE financing shares (1)	60,746,989
Legacy ChargePoint shares (2)	217,021,368

Total shares of common stock immediately after Merger	277,768,357

The Merger is accounted for as a reverse recapitalization under U.S. GAAP. This determination is primarily based on Legacy ChargePoint stockholders comprising a relative majority of the voting power of ChargePoint and having the ability to nominate the members of the Board, Legacy ChargePoint’s operations prior to the acquisition comprising the only ongoing operations of ChargePoint, and Legacy ChargePoint’s senior management comprising a majority of the senior management of ChargePoint. Under this method of accounting, Switchback is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of ChargePoint represent a continuation of the financial statements of Legacy ChargePoint with the Merger being treated as the equivalent of ChargePoint issuing stock for the net assets of Switchback, accompanied by a recapitalization. The net assets of Switchback are stated at historical costs, with no goodwill or other intangible assets recorded. Operations prior to the Merger are presented as those of ChargePoint. All periods prior to the Merger have been retrospectively adjusted using the Exchange Ratio for the equivalent number of shares outstanding immediately after the Merger to effect the reverse recapitalization. Additionally, upon the consummation of the Merger, the Company gave effect to the issuance of 60,746,989 shares of Common Stock for the previously issued Switchback common stock and PIPE Shares that were outstanding at the Closing Date.

In connection with the Merger, the Company raised $511.6 million of proceeds including the contribution of $286.6 million of cash held in Switchback’s trust account from its initial public offering, net of redemptions of Switchback public stockholders of $0.3 million, and $225 million of cash in connection with the PIPE financing. The Company incurred $36.5 million of transaction costs, consisting of banking, legal, and other professional fees, of which $29.5 million was recorded as a reduction to additional paid-in capital of proceeds and the remaining $7.0 million was expensed in the condensed consolidated statements of operations.

(1)	This includes 900,000 contingently forfeitable Founder Earn Back Shares pending the occurrence of the Founder Earn Back Triggering Event.
(2)

The number of Legacy ChargePoint shares was determined from the 217,761,738 shares of Legacy ChargePoint common stock outstanding immediately prior to the closing of the Merger converted at the exchange ratio of 0.9966. All fractional shares were rounded.

ChargePoint Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

4. Fair Value Measurements

The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

	Fair Value Measured as of April 30, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds	$454,710	$—	$—	$454,710

Total financial assets	$454,710	$—	$—	$454,710

Liabilities
Common stock warrant liabilities (Public)	$55,710	$—	$—	$55,710
Common stock warrant liabilities (Private Placement)	—	—	30,499	30,499

Total financial liabilities	$55,710	$—	$30,499	$86,209

	Fair Value Measured as of January 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds	$109,703	$—	$—	$109,703

Total financial assets	$109,703	$—	$—	$109,703

Liabilities
Redeemable convertible preferred stock warrant liability	$—	$—	$75,843	$75,843

Total financial liabilities	$—	$—	$75,843	$75,843

The money market funds were classified as cash and cash equivalents on the condensed consolidated balance sheets. The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of April 30, 2021 and January 31, 2021. Realized gains and losses, net of tax, were not material for any of the periods presented.

As of April 30, 2021 and January 31, 2021, the Company had no investments with a contractual maturity of greater than one year.

ChargePoint Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments:

	Redeemable convertible preferred stock warrant liability	Private placement warrant liability	Earnout liability
	(in thousands)
Fair value as of January 31, 2021	$(75,843)	$—	$—
Private placement warrant liability acquired as part of the merger	—	(127,888)	—
Contingent earnout liability recognized upon the closing of the reverse recapitalization	—	—	(828,180)
Change in fair value included in other income (expense), net	9,237	45,434	84,420
Reclassification of option warrants to stockholders’ equity (deficit) due to exercise	—	51,955	—
Reclassification of Legacy ChargePoint preferred stock warrant liability upon the reverse capitalization	66,606	—	—
Issuance of earnout shares upon triggering events	—	—	501,120
Reclassification of remaining contingent earnout liability upon triggering event	—	—	242,640

Fair value as of April 30, 2021	$—	$(30,499)	$—

The fair value of the private placement warrant liability, redeemable convertible preferred stock warrant liability and earnout liability are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the private placement warrant liability, the Company used the Binomial-Lattice Model (“BLM”) model that assumes optimal exercise of the Company’s redemption option at the earliest possible date (Note 9). In determining the fair value of the redeemable convertible preferred stock warrant liability, the Company used the Black-Scholes option pricing model to estimate the fair value using unobservable inputs including the expected term, expected volatility, risk-free interest rate and dividend yield (see Note 9). In determining the fair value of the earnout liability, the Company used the Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout Period using the most reliable information available (see Note 9).

5. Composition of Certain Financial Statement Items

Inventories

Inventories consisted of the following:

	April 30, 2021	January 31, 2021
	(in thousands)
Raw materials	$9,135	$13,029
Work-in-progress	1	68
Finished goods	19,732	20,495

Total Inventories	$28,868	$33,592

ChargePoint Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Property and equipment, net

Property and equipment, net consisted of the following:

	April 30, 2021	January 31, 2021
	(in thousands)
Furniture and fixtures	$901	$1,594
Computers and software	5,394	5,384
Machinery and equipment	11,583	10,605
Tooling	7,991	7,705
Leasehold improvements	9,582	9,398
Owned and operated systems	19,733	17,703
Construction in progress	2,629	2,462

	57,813	54,851

Less: Accumulated depreciation	(26,602)	(24,863)

Total Property and Equipment, Net	$31,211	$29,988

Depreciation expense for the three months ended April 30, 2021 and 2020 was $2.7 million and $2.3 million, respectively.

Accrued and other current liabilities

Accrued and other current liabilities consisted of the following:

	April 30, 2021	January 31, 2021
	(in thousands)
Accrued expenses	$14,592	$18,404
Refundable customer deposits	6,950	6,482
Taxes payable	5,977	5,213
Payroll and related expenses	5,545	7,547
Warranty accruals	3,000	3,000
Operating lease liabilities, current	2,494	2,393
Other liabilities	4,372	4,123

Total Accrued and Other Current Liabilities	$42,930	$47,162

ChargePoint Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Revenue

Revenue consisted of the following:

	Three Months Ended April 30,
	2021	2020
	(in thousands)
United States	$35,110	$30,291
Rest of World	5,400	2,485

Total revenue	$40,510	$32,776

6. Debt

In July 2018, the Company entered into a term loan facility with certain lenders (“2018 Loan”) with a borrowing capacity of $45.0 million to finance working capital and repay all outstanding amounts owed under the previous loans, of which $10.0 million expired unused in June 2019. The Company borrowed $35.0 million, with issuance costs of $1.1 million and net proceeds of $33.9 million. The 2018 Loan was secured by substantially all of the Company’s assets, contained customary affirmative and negative covenants, and required the Company to maintain minimum cash balances and attain certain customer billing targets. The 2018 Loan had a five-year maturity and interest was calculated at LIBOR plus 6.55%. The 2018 Loan agreement was amended on March 20, 2019 to extend the interest only monthly payments through June 30, 2021 to be followed by equal monthly payments of principal and interest. As of January 31, 2021, the Company was in compliance with all financial and non-financial debt covenants.

Transaction costs upon entering into the 2018 Loan were recorded as debt discount and were amortized over the term of the 2018 Loan.

Total interest expense incurred during the three months ended April 30, 2021 and 2020 was $1.5 million and $0.8 million, respectively. There was no accrued interest as of April 30, 2021 and January 31, 2021.

In March 2021, the Company repaid the entire loan balance of $35.0 million plus accrued interest and prepayment fees of $1.2 million.

7. Commitments and Contingencies

Purchase Commitments

Open purchase commitments are for the purchase of goods and services related to, but not limited to, manufacturing, facilities, and professional services under non-cancellable contracts. As of April 30, 2021, the Company had open purchase commitments for goods and services of $100.5 million, all of which are expected to be received by January 31, 2024.

Legal Proceedings

The Company may be involved in various lawsuits, claims, and proceedings, including intellectual property, commercial, securities, and employment matters that arise in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of the condensed consolidated financial statements indicates it is probable a loss has been incurred as of the date of the condensed consolidated financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal costs are expensed as incurred.

ChargePoint Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company believes it has recorded adequate provisions for any such lawsuits, claims, and proceedings and, as of April 30, 2021, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in the condensed consolidated financial statements. Based on its experience, the Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted with certainty. While litigation is inherently unpredictable, the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the condensed consolidated financial statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved; and such changes are recorded in the accompanying condensed consolidated statements of operations during the period of the change and reflected in accrued and other current liabilities on the accompanying condensed consolidated balance sheets.

Guarantees and Indemnifications

The Company has service level commitments to its customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits in the event that the Company fails to meet those levels. To date, the Company has not incurred any material costs as a result of such commitments.

The Company’s arrangements generally include certain provisions for indemnifying customers against liabilities if its products or services infringe a third-party’s intellectual property rights. Additionally, the Company may be required to indemnify for claims caused by its negligence or willful misconduct. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. To date, the Company has not incurred any material costs as a result of such obligations and has not accrued any liabilities related to such obligations in the condensed consolidated financial statements.

ChargePoint Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company has also agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines, and settlement amounts incurred by them in any action or proceeding to which any of them are, or are threatened to be, made a party by reason of their service as a director or officer. The Company maintains director and officer insurance coverage that would generally enable it to recover a portion of any future amounts paid. The Company also may be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions.

Leases

The Company leases its office facilities under non-cancellable operating leases with various lease terms. The Company also leases certain office equipment under operating lease agreements.

The Company’s future payments under the non-cancellable operating lease are as follows:

Years Ending January 31,	(in thousands)
2022 (remaining nine months)	$3,835
2023	5,118
2024	4,331
2025	4,154
2026	3,838
Thereafter	13,871

Total undiscounted operating lease payments	35,147
Less: imputed interest	(9,787)

Total operating lease liabilities	25,360
Less: current portion of operating lease liabilities	(2,494)

Operating lease liabilities, noncurrent	$22,866

8. Common Stock

On February 26, 2021, the Merger was consummated and the Company issued 60,746,989 shares for an aggregate purchase price of $200.5 million, net of issuance costs of $29.4 million. Immediately following the Merger, there were 277,768,357 shares of Common Stock outstanding with a par value of $0.0001. The holder of each share of Common Stock is entitled to one vote.

The Company has retroactively adjusted the shares issued and outstanding prior to February 26, 2021 to give effect to the exchange ratio established in the Merger Agreement to determine the number of shares of Common Stock into which they were converted. Immediately prior to the Merger, 484,951,532 shares were authorized to issue at $0.0001 par value, with 299,771,284 shares designated as Common Stock and 185,180,248 shares of redeemable convertible preferred stock.

ChargePoint Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Common Stock Reserved for Future Issuance

Shares of Common Stock reserved for future issuance, on an as-if converted basis, were as follows:

April 30, 2021
Common stock reserved for Earnout	9,000,000
Stock options issued and outstanding	29,795,964
Common stock warrants outstanding	43,895,087
Shares available for grant under 2021 Equity Incentive Plan	41,429,526
Shares available for grant under 2021 ESPP	8,177,683

Total shares of common stock reserved	132,298,260

On February 26, 2021, upon the closing of the Merger (Note 3), all of the outstanding redeemable convertible preferred stock was converted to Common Stock pursuant to the conversion rate effective immediately prior to the Merger and the remaining amount was reclassified to additional paid-in capital.

9. Stock Warrants and Earnouts

Redeemable Convertible Preferred Stock Warrants

Warrants to purchase a total of 2,358,528 shares of Series B, D and E redeemable convertible preferred stock were initially recognized as a liability recorded at fair value upon issuance and were subject to remeasurement to fair value at each balance sheet date. As part of the Merger, Legacy ChargePoint redeemable convertible preferred stock was converted into Legacy ChargePoint common stock pursuant to the conversion rate effective immediately prior to the Merger while all related Legacy preferred stock warrants were converted into warrants exercisable for shares of Common Stock with terms consistent with the Legacy preferred stock warrants except for the number of shares exercisable therefor and the exercise price, each of which was adjusted using the Exchange Ratio. At that time, the ChargePoint redeemable convertible preferred stock warrant liability was remeasured and reclassified to Legacy ChargePoint additional paid-in capital.

The liability associated with these warrants was subject to remeasurement at each balance sheet date using the Level 3 fair value inputs. See Note 4 for further details.

The Level 3 fair value inputs used in the recurring valuation of the redeemable convertible preferred stock warrant liability were as follows:

	February 26, 2021 (Merger Date)	January 31, 2021
Expected volatility	84.3%	80.5%
Risk-free interest rate	0.0%	0.1%
Dividend rate	0.0%	0.0%
Expected term (years)	0.0	1.4

ChargePoint Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Common Stock Warrants

In addition to the warrants to purchase 2,358,528 shares of Legacy ChargePoint preferred stock described above, Legacy ChargePoint had outstanding warrants to purchase 36,402,503 shares of Legacy ChargePoint common stock, which now represent warrants to purchase Common Stock.

Private Placement Warrants

The Private Placement Warrants were initially recognized as a liability on February 26, 2021, at a fair value of $127.9 million and the Private Placement Warrant liability was remeasured to fair value as of any respective exercise dates and as of April 30, 2021, resulting in a gain of $45.4 million for the three months ended April 30, 2021, classified within change in fair value of warrant liabilities in the condensed consolidated statements of operations.

The Private Placement Warrants were valued using the following assumptions under the Binomial-Lattice Model (“BLM”) that assumes optimal exercise of the Company’s redemption option at the earliest possible date:

	April 30, 2021	February 26, 2021
Market price of public stock	25.3	30.8
Exercise price	11.5	11.5
Expected term (years)	4.8	5.0
Volatility	73.2%	73.5%
Risk-free interest rate	0.8%	0.8%
Dividend rate	0.0%	0.0%

Public Warrants

The Public Warrants may only be exercised for a whole number of shares. The Public Warrants became exercisable 30 days after the completion of the Merger.

The Public Warrants were initially recognized as a liability on February 26, 2021 at a fair value of $153.7 million and the public warrant liability was remeasured to fair value based upon the market price as warrants were exercised and as of April 30, 2021, resulting in a loss of $1.6 million for the three months ended April 30, 2021, classified within change in fair value of warrant liabilities in the condensed consolidated statements of operations.

During the three months ended April 30, 2021, net proceeds for exercised Public Warrants were $73.3 million.

ChargePoint Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Activity of warrants is set forth below:

	Legacy Common and Preferred Stock Warrants (1)	Private Placement Warrants	Public Warrants	Total Common Stock Warrants (1)
Outstanding as of January 31, 2021	38,761,031	—	—	38,761,031
Common Stock Warrants as Part of the Merger	—	6,521,568	10,470,562	16,992,130
Warrants Exercised	(1,097,305)	(4,347,712)	(6,413,057)	(11,858,074)

Outstanding as of April 30, 2021	37,663,726	2,173,856	4,057,505	43,895,087

(1)

The shares (and the warrants’ exercise prices) subject to the Company’s Legacy common and preferred stock warrants were restated to reflect the exchange ratio of approximately 0.9966 established in the Merger Agreement as discussed in Note 3.

Contingent Earnout Liability

During the five year period starting at the closing of the Merger (“Earnout Period”), eligible former equity holders of Legacy ChargePoint may receive up to 27,000,000 additional shares of Common Stock (“Earnout Shares”) in the aggregate in three equal tranches if certain Earnout Triggering Events (as described in the Merger Agreement) are fully satisfied. An “Earnout Triggering Event” means the date on which the closing volume weighted-average price (“VWAP”) per share of common stock quoted on the NYSE (or the exchange on which the shares of common stock are then listed) is greater or equal to $15.00, $20.00 and $30.00 for any ten trading days within any 20 consecutive trading day period within the Earnout Period.

Upon the closing of the Merger, the contingent obligation to issue Earnout Shares was accounted for as a liability because the Earnout Triggering Events that determine the number of Earnout Shares required to be issued include events that are not solely indexed to the common stock of ChargePoint. The estimated fair value of the total Earnout Shares at the closing of the Merger on February 26, 2021, was $828.2 million based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout Period using the most reliable information available. Assumptions used in the valuation are described below.

	March 12, 2021	February 26, 2021
Current stock price	27.84	30.83
Expected volatility	72.00%	71.60%
Risk-free interest rate	0.85%	0.75%
Dividend rate	0.00%	0.00%
Expected term (years)	4.96	5.00

The first two Earnout Triggering Events for up to 18,000,000 of the Earnout Shares occurred on March 12, 2021, and, after the withholding of some of these Earnout Shares for tax withholding, 17,539,657 Earnout Shares were issued on March 19, 2021, and the estimated fair value of the earnout liability was remeasured to $743.7 million, including (i) $501.1 million related to the Earnout Shares issuable upon the occurrence of the Earnout Triggering Event associated with the $15.00 and $20.00 VWAP per share thresholds based on the Common Stock price as of March 12, 2021, and (ii) $242.6 million related to the estimated fair value of earnout liability related to the remaining 9,000,000 Earnout Shares issuable upon the occurrence of the Earnout Triggering Event associated with the $30.00 VWAP per share threshold based on a Monte Carlo simulation valuation model as of March 12, 2021, as described above. The change in fair value resulted in a gain of $84.4 million recognized in the condensed consolidated statement of operations for the three months ended April 30, 2021. Upon settlement of the first two tranches, the classification of the remaining 9,000,000 Earnout Shares of the third tranche was changed to equity on March 12, 2021, because the Earnout Shares became an instrument contingently issuable upon the occurrence of the Earnout Triggering Event into a fixed number of Common Shares that is not based on an observable market price or index other than the Company’s own stock price.

10. Equity Plans and Stock-based Compensation

On February 25, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (“2021 EIP”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of April 30, 2021, 41,429,526 and 8,177,683 shares of Common Stock were available under the 2021 EIP and 2021 ESPP, respectively. On the first day of each March, beginning on March 1, 2021 and continuing through March 1, 2030, the 2021 EIP reserve will automatically increase by a number of shares equal to the lesser of (a) 5% of the total number of shares actually issued and outstanding on the last day of the preceding month and (b) a number determined by our Board of Directors. Further, on the first day of each March during the term of the 2021 ESPP, commencing on March 1, 2021 and ending on (and including) March 1, 2040, the aggregate number of shares of stock that may be issued under the 2021 ESPP shall automatically increase by a number equal to the lesser of (i) one percent (1%) of the total number of shares of stock issued and outstanding on the last day of the preceding month, (ii) 5,400,000 shares of stock (subject to standard anti-dilution adjustments), or (iii) a number of shares of stock determined by the Board.

ChargePoint Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Under the 2021 EIP, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units and certain other awards which are settled in the form of common shares issued under this 2021 EIP. Under the 2021 ESPP, the Company can grant stock options to purchase shares of Common Stock at a purchase price which shall not be less either than 85% of the fair market value of such share on the first trading day of an offering period or 85% of the fair market value of such share on the purchase date.

No further awards will be granted under Legacy ChargePoint’s 2017 Stock Plan (“2017 Plan”) and 24,259,238 shares of Common Stock remain reserved for outstanding awards issued under the 2017 Plan at the time of adoption of the 2021 EIP and the 2021 ESPP. Additionally, no other awards can be granted under Legacy ChargePoint’s 2007 Stock Incentive Plan (“2007 Plan”) and 5,143,849 shares of Common Stock remained reserved for outstanding awards issued under the 2007 Plan at the time of the adoption of the 2021 EIP and the 2021 ESPP.

Activity under the Company’s equity plans is set forth below:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2021	30,166,792	$0.71	7.3	$1,064,539
Forfeited	(353,478)	$0.74
Expired	(17,350)	$58.74

Outstanding as of April 30, 2021	29,795,964	$0.67	6.9	$734,460

Options vested and expected to vest as of April 30, 2021	29,795,964	$0.67	6.9	$734,460

Exercisable as of April 30, 2021	18,248,059	$0.64	6.0	$450,546

Activity for exercised awards includes early exercises of stock options such that these awards are not considered outstanding stock options upon exercise.

The options outstanding as of April 30, 2021, also includes the June 2020 grant of a stock option to purchase a total of 1.5 million shares of Common Stock subject to both service and performance-based vesting conditions to the Chief Executive Officer under the 2017 Plan (“CEO Awards”). No stock-based compensation expense had been recorded as the CEO awards were improbable of vesting before and after two modifications in each of September 2020 and December 2020, because the performance-based vesting condition was contingent upon the closing of the Merger. Accordingly, the Company commenced recognition of stock-based compensation expense for such CEO Awards following the Merger in February 2021. As of April 30, 2021, the total unrecognized compensation expense related to these unvested CEO Awards was $38.8 million.

Total stock-based compensation expense for stock awards recognized during the three months ended April 30, 2021 and 2020 was $7.6 million and $0.9 million, respectively. As of April 30, 2021, total unrecognized stock-based compensation cost related to stock awards was $45.0 million and is expected to be recognized over a weighted-average period of 2.1 years.

The following sets forth the total stock-based compensation expense for the Company’s stock options (including the CEO Awards) and restricted common stock included in the Company’s condensed consolidated statements of operations:

	Three Months Ended April 30,
	2021	2020
	(in thousands)
Cost of revenue	$24	$23
Research and development	675	302
Sales and marketing	598	299
General and administrative	6,280	286

Total stock-based compensation expense	$7,577	$910

ChargePoint Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

11. Income Taxes

The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter. The effective income tax rate was nil for the three months ended April 30, 2021 and 2020. The effective tax rate differs from the U.S. statutory rate primarily due to the full valuation allowances on the Company’s net domestic deferred tax assets as it is more likely than not that all of the deferred tax assets will not be realized.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted and signed into law in the United States. The CARES Act includes measures to assist companies, including temporary changes to income and non-income-based tax laws. The Company did not receive a stimulus payment related to the CARES Act.

12. Related Party Transactions

Daimler AG and its affiliated entities (“Daimler”) are investors in the Company and one of its employees is a member of the Company’s Board of Directors. The following revenue transactions took place between the Company and Daimler during the three months ended April 30, 2021 and 2020:

	Three Months Ended April 30,
	2021	2020
	(in thousands)
Daimler	$1,335	$726

Revenue from related parties	$1,335	$726

Related party accounts receivable as of April 30, 2021 and January 31, 2021 from Daimler was $1.7 million and $1.2 million, respectively.

ChargePoint Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

13. Basic and Diluted Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three months ended April 30, 2021 and 2020:

	Three Months Ended April 30,
	2021	2020
	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$82,289	$(30,098)
Adjust: Cumulative dividends on redeemable convertible preferred stock	(4,292)	—
Adjust: Deemed dividends attributable to vested option holders	(51,855)	—
Adjust: Deemed dividends attributable to common stock warrant holders	(110,635)	—

Net loss attributable to common stockholders - Basic	(84,493)	(30,098)
Less: Gain attributable to earnout shares issued	(53,820)	—
Less: Change in fair value of dilutive warrants	(49,471)	—

Net loss attributable to common stockholders - Diluted	$(187,784)	$(30,098)

Denominator:
Weighted average common shares outstanding	218,932,121	12,432,519
Less: Weighted-average unvested restricted shares and shares subject to repurchase	(316,258)	(179,427)

Weighted average shares outstanding - Basic	218,615,863	12,253,092
Add: Earnout Shares under the treasury stock method	2,956,122	0
Add: Public and Private Placement Warrants under the treasury stock method	3,961,404	0

Weighted average shares outstanding - Diluted	225,533,389	12,253,092

Net loss per share - Basic	$(0.39)	$(2.46)

Net loss per share - Diluted	$(0.83)	$(2.46)

As a result of the Merger, the Company has retroactively adjusted the weighted-average number of shares of Common Stock outstanding prior to February 26, 2021 (“Closing Date”) by multiplying them by the exchange ratio of 0.9966 used to determine the number of shares of Common Stock into which they converted. The Common Stock issued as a result of the redeemable convertible preferred stock conversion on the Closing Date was included in the basic net loss per share calculation on a prospective basis.

Redeemable convertible preferred stock and preferred stock warrants outstanding prior to the Merger Closing Date were excluded from the diluted net loss per share calculation for the three-months period ended April 30, 2021, because including them would have had an antidilutive effect. Additionally, the remaining 9,000,000 Earnout Shares for which the Earnout Triggering Event has not occurred yet were excluded from the diluted net loss per share calculation for the three-months period ended April 30, 2021, because the Earnout Triggering Event was not met at the end of the reporting period.

ChargePoint Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The potential shares of Common Stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

April 30, 2021
Options to purchase common stock	29,795,964
Unvested early exercised common stock options	263,982
Common stock warrants	43,895,087

Total potentially dilutive common share equivalents	73,955,033

14. Subsequent Events

On June 4, 2021, the Company issued a notice of the redemption of all of its outstanding Public Warrants that remain outstanding on July 6, 2021 for a redemption price of $0.01 per warrant. The Private Placement Warrants that are still held by the initial holders thereof or their permitted transferees are not subject to the redemption.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition of ChargePoint Holdings, Inc. (“ChargePoint” or the “Company”) should be read in conjunction with ChargePoint’s condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and the audited consolidated financial statements for the year ended January 31, 2021 and the related notes included in the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2021 and as amended and filed with the SEC on April 1, 2021. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. ChargePoint’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Part II, Item 1A of this report.

Overview

ChargePoint designs, develops and markets networked electric vehicle (“EV”) charging system infrastructure and cloud-based services which enable consumers the ability to locate, reserve, authenticate and transact EV charging sessions (“Cloud” or “Cloud Services”). As part of ChargePoint’s networked charging systems, subscriptions and other offerings, it provides an open platform that integrates with system hardware from ChargePoint and other manufacturers, connecting systems over an intelligent network that provides real-time information about charging sessions and full control, support and management of the networked charging systems. This network provides multiple web-based portals for charging system owners, fleet managers, drivers and utilities.

ChargePoint generates revenue primarily through the sale of networked charging systems, Cloud Services and extended parts and labor warranty (“Assure”), which are typically paid for upfront. Assure also includes proactive monitoring, fast response times, parts and labor warranty, expert advice and robust reporting. The ChargePoint as a Service (“CPaaS”) program combines the customer’s use of ChargePoint’s owned and operated systems with Cloud Services, Assure and other benefits available to subscribers into one subscription. ChargePoint targets three key customer markets: commercial, fleet and residential. Commercial customers have parking places largely within their workplaces. Fleet includes municipal buses, delivery and work vehicles, port/airport/warehouse and other industrial applications, ridesharing services, and is expected to eventually include, autonomous transportation. Residential includes single family homes and multifamily residences.

Since ChargePoint’s inception in 2007, it has been engaged in developing and marketing its networked charging systems, subscriptions and other offerings, raising capital and recruiting personnel. ChargePoint has incurred net operating losses and negative cash flows from operations every year since its inception. As of April 30, 2021, ChargePoint had an accumulated deficit of $597.1 million. ChargePoint has funded its operations primarily from sales of its solutions, with proceeds from the issuance of redeemable convertible preferred stock and common stock and borrowings under its loan facilities.

Recent Developments

Closing of Merger

On February 26, 2021 (“Closing Date”), Switchback Energy Acquisition Corporation (“Switchback”), consummated the previously announced merger with Switchback, Lightning Merger Sub Inc., a wholly owned subsidiary of Switchback incorporated in the State of Delaware (“Merger Sub”) and ChargePoint, Inc. (“Legacy ChargePoint”), with the Legacy ChargePoint surviving as the surviving company and as a wholly-owned subsidiary of Switchback. On the Closing Date, and in connection with the closing of the Merger (“Closing”), Switchback Energy Acquisition Corporation changed its name to ChargePoint Holdings, Inc.

Pursuant to the terms of the Merger Agreement, each stockholder of Legacy ChargePoint received 0.9966 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”) and the contingent right to receive certain Earnout Shares (as defined below), for each share of Legacy ChargePoint common stock, par value $0.0001 per share, owned by such Legacy ChargePoint stockholder that was outstanding immediately prior to the Closing (other than any shares of Legacy ChargePoint restricted stock). In addition, certain investors purchased an aggregate of 22,500,000 shares of Common Stock (such investors, the “PIPE Investors”) concurrently with the Closing for an aggregate purchase price of $225,000,000. Additionally, at the Closing, after giving effect to the forfeiture contemplated by the Founders Stock Letter (as defined below), each outstanding share of the Company’s Class B common stock, par value $0.0001 per share (“Founder Shares”), was converted into a share of Common Stock on a one-for-one basis and the Founder Shares ceased to exist.

In addition, pursuant to the terms of the Merger Agreement, at the effective time of the Merger (“Effective Time”), (1) warrants to purchase shares of capital stock of Legacy ChargePoint were converted into warrants to purchase an aggregate of 38,761,031 shares of Common Stock and the contingent right to receive certain Earnout Shares, (2) options to purchase shares of common stock of Legacy ChargePoint were converted into options to purchase an aggregate of 30,135,695 shares of Common Stock and, with respect to vested options, the contingent right to receive certain Earnout Shares and (3) unvested restricted shares of common stock of Legacy ChargePoint that were outstanding pursuant to the “early exercise” of Legacy ChargePoint options were converted into an aggregate of 345,689 restricted shares of ChargePoint (“Restricted Shares”).

Also at the Closing, NGP Switchback, LLC (“Sponsor”) exercised its right to convert a portion of the working capital loans made by the Sponsor to Switchback into an additional 1,000,000 private placement warrants at a price of $1.50 per warrant in satisfaction of $1,500,000 principal amount of such loans.

During the time period between the Closing and the five-year anniversary of the Closing Date, eligible former equity holders may receive up to 27,000,000 additional shares of ChargePoint’s common stock (“Earnout Shares”) in the aggregate in three equal tranches if the volume-weighted average closing sale price of our Common Stock is greater than or equal to $15.00, $20.00 and $30.00 for any 10 trading days within any 20 consecutive trading day period (“Trigger Events”). On March 19, 2021, a total of approximately 18,000,000 shares of Common Stock were released to eligible former equity holders of Legacy ChargePoint pursuant to the Earnout Shares provisions of the Merger Agreement, as the first two Trigger Events had been met. The Trigger Events were met by virtue of the volume-weighted average closing sale price of Common Stock having been greater than or equal to $15.00 and $20.00 for ten (10) trading days out of twenty (20) consecutive trading days following the closing of the Merger. The holders of Legacy ChargePoint common stock (other than restricted stock), warrants and vested options as of the closing of the Merger received their pro rata portion of the Earnout Shares. These Earnout Shares are not subject to a lock-up agreement and may be sold publicly following receipt. A third Trigger Event will be achieved and 9 million more shares will be released if the volume-weighted average closing sale price of the Common Stock is greater than or equal to $30.00 for ten (10) trading days within any twenty (20) consecutive trading day period prior to February 26, 2026.

Key Factors Affecting Operating Results

ChargePoint believes its performance and future success depend on several factors that present significant opportunities for it but also pose risks and challenges, including those discussed below.

Growth in EV Adoption

ChargePoint’s revenue growth is directly tied to the continued acceptance of passenger and commercial EVs sold, which it believes drives the demand for charging infrastructure. The market for EVs is still rapidly evolving and although demand for EVs has grown in recent years, there is no guarantee of such future demand. Factors impacting the adoption of EVs include but are not limited to: perceptions about EV features, quality, safety, performance and cost; perceptions about the limited range over which EVs may be driven on a single battery charge; volatility in the cost of oil and gasoline; availability of services for EVs; consumers’ perception about the convenience and cost of charging EVs; and increases in fuel efficiency. In addition, macroeconomic factors could impact demand for EVs, particularly since they can be more expensive than traditional gasoline-powered vehicles when the automotive industry globally has been experiencing a recent decline in sales. If the market for EVs does not develop as expected or if there is any slow-down or delay in overall EV adoption rates, this would impact ChargePoint’s ability to increase its revenue or grow its business.

Competition

ChargePoint is currently a market leader in North America in the commercial Level 2 Alternating Current (“AC”) chargers. ChargePoint also offers chargers for use at home or multifamily settings, and high-power Level 3 Direct Current (“DC”) Fast chargers for urban fast charging, corridor or long-trip charging and fleet applications. ChargePoint intends to expand its market share over time in its product categories, leveraging the network effect of its products and Cloud Services software. Existing competitors may expand their product offerings and sales strategies, and new competitors may enter the market. Furthermore, ChargePoint’s competition includes other types of alternative fuel vehicles and high fuel-economy gasoline powered vehicles. If ChargePoint’s market share decreases due to increased competition, its revenue and ability to generate profits in the future may be impacted.

Europe Expansion

ChargePoint operates in North America and selected countries in Europe. Europe is expected to be a significant contributor to ChargePoint’s revenue in future years. ChargePoint plans to use a portion of the proceeds from the Merger to increase its sales and marketing activities in Europe. ChargePoint is also positioned to grow its European business through existing partnerships with car leasing companies. In Europe ChargePoint primarily competes with smaller providers of EV charging station networks. Many of these competitors have limited funding, which could cause poor experiences and have a negative impact on overall EV adoption in Europe. ChargePoint’s growth in Europe requires differentiating itself as compared to these existing competitors. If ChargePoint is unable to continue penetrating the market in Europe, its future revenue growth and profits may be impacted.

Fleet Expansion

ChargePoint’s future growth is highly dependent upon fleet applications. Because fleet operators often make large purchases of EVs volatility may be more pronounced, and any significant decline from these customers reduces ChargePoint’s potential for future growth.

Impact of New Product Releases and Investments in Growth

As ChargePoint introduces new products, its gross margins may be temporarily impacted by launch costs, until its supply chain achieves targeted cost reductions, such as the market introduction of its Level 3 DC Fast charger in fiscal year 2020. In addition, ChargePoint may accelerate its operating expenditures where it sees growth opportunities which may impact gross margin until upfront costs and inefficiencies are absorbed and normalized operations are achieved. ChargePoint also continuously evaluates and may adjust its operating expenditures based on its launch plans for its new products, as well as other factors including the pace and prioritization of current projects under development and the addition of new projects. As ChargePoint attains higher revenue, it expects operating expenses as a percentage of total revenue to decrease as it scales and focuses on increasing operational efficiency and process automation.

Government Mandates, Incentives and Programs

The U.S. federal government, certain foreign governments and some state and local governments provide incentives to end users and purchasers of EVs and EV charging stations in the form of rebates, tax credits and other financial incentives. These governmental rebates, tax credits and other financial incentives significantly lower the effective price of EVs and EV charging stations to customers. However, these incentives may expire on specified dates, end when the allocated funding is no longer available, or be reduced or terminated as a matter of regulatory or legislative policy. In particular, the credits under Section 30C of the Code which benefit investments in EV charging stations may be reduced or become unavailable if not extended in future years. Any reduction in rebates, tax credits or other financial incentives could reduce the demand for EVs and for charging infrastructure, including infrastructure ChargePoint offers.

ChargePoint also derives Other revenue from fees received for transferring regulatory credits earned for participating in low carbon fuel programs in approved states. ChargePoint claims these regulatory credits only if they are not claimed by purchasers of its EV charging stations; only a small percentage of its customers currently elect to claim such credits. If a material percentage of its customers were to claim these regulatory credits, ChargePoint’s revenue from this source could decline significantly, which could have an adverse effect on its revenue and overall gross margin. Recently, ChargePoint has derived a slight majority of its Other revenue from these regulatory credits, and ChargePoint expects revenue from this source as a percentage of Other and total revenue will decline over time. Further, the availability of such credits depends on continued governmental support for these programs. If these programs are modified, reduced or eliminated, ChargePoint’s ability to generate this revenue in the future would be adversely impacted.

Impact of COVID-19

In December 2019, COVID-19 was first reported to the World Health Organization (“WHO”), and in January 2020, the WHO declared the outbreak to be a public health emergency. In March 2020, the WHO characterized COVID-19 as a pandemic. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 has also created a disruption in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, and has led to a decrease in EV sales in markets around the world.

As a result of the COVID-19 pandemic, ChargePoint initially modified its business practices (including employee travel, recommending that all non-essential personnel work from home and cancellation or reduction of physical participation in sales activities, meetings, events and conferences), implemented additional safety protocols for essential workers, implemented temporary cost cutting measures in order to reduce its operating costs, some of which it recently reversed, and it may take further actions as may be required by government authorities or that it determines are in the best interests of its employees, customers, suppliers, vendors and business partners.

While the ultimate duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted, such as the extent and effectiveness of containment actions and vaccinations, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic are likely to affect the rate of global infrastructure spending, such as work-from-home policies commercial customers are adopting, and could adversely affect demand for ChargePoint’s platforms, lengthen its sales cycles, reduce the value, renewal rate or duration of subscriptions, negatively impact collections of accounts receivable, reduce expected spending from new customers, cause some of its paying customers to go out of business and limit the ability of its direct sales force to travel to customers and potential customers, all of which could adversely affect its business, results of operations and financial condition during the fiscal year ending January 31, 2022 and potentially future periods.

Components of Results of Operations

Revenue

Networked Charging Systems

Networked charging systems revenue includes revenue related to the deliveries of EV charging system infrastructure, which include lower priced Level 1 home chargers typically sold to drivers, Level 2 AC chargers for commercial use and Level 3 DC Fast charging systems for urban/corridor charging and for fleet operators. A majority of ChargePoint’s networked charging systems revenue is derived from the sale of Level 2 AC chargers. ChargePoint recognizes revenue from sales of networked charging systems upon shipment to the customer, which is when the performance obligation has been satisfied.

Subscriptions

Subscriptions revenue consists of services related to Cloud, as well as extended maintenance service plans under Assure. Subscriptions revenue also consists of CPaaS revenue which combines the customer’s use of ChargePoint’s owned and operated systems with Cloud and Assure programs into a single subscription. CPaaS subscriptions contain a lease for the customer’s use of ChargePoint’s owned and operated systems unless the location allows it to receive incremental economic benefit from regulatory credits earned on that EV charging system. Lessor revenue relates to operating leases and historically has not been material. Subscriptions revenue is recognized over time on a straight-line basis as ChargePoint has a stand-ready obligation to deliver such services to the customer.

Other

Other revenue consists of fees received for transferring regulatory credits earned for participating in low carbon fuel programs in approved states, charging related fees received from drivers using charging sites owned and operated by ChargePoint, net transaction fees earned for processing payments collected on driver charging sessions at charging sites owned by its customers, and other professional services. Revenue from regulatory credits is recognized at the point in time the regulatory credits are transferred. Revenue from fees for owned and operated sites is recognized over time on a straight-line basis over the performance period of the service contract as ChargePoint has a stand-ready obligation to deliver such services. Revenue from driver charging sessions and charging transaction fees is recognized at the point in time the charging session or transaction is completed. Revenue from professional services is recognized as the services are rendered.

For the remainder of fiscal year 2022, ChargePoint expects revenue to grow in both networked charging systems and subscriptions due to increased demand in EV and its related charging infrastructure market.

Cost of Revenue

Networked Charging Systems

ChargePoint uses contract manufacturers to manufacture the majority of its networked charging systems. ChargePoint conducts the remainder of its manufacturing in-house. ChargePoint’s cost of revenue for the sale of networked charging systems includes the contract manufacturer costs of finished goods. For ChargePoint’s limited in-house production, cost of revenue for the sale of networked charging systems also includes parts, labor, manufacturing costs, and allocated facilities and information technology expenses. Cost of revenue for the sale of networked charging systems also consists of salaries and related personnel expenses, including stock-based compensation, warranty provisions, depreciation of manufacturing related equipment and facilities, amortization of capitalized internal-use software, and allocated facilities and information technology expenses. As revenue is recognized, ChargePoint accounts for estimated warranty cost as a charge to cost of revenue. The estimated warranty cost is based on historical and predicted product failure rates and repair expenses. Costs incurred for shipping and handling are recorded in cost of revenue.

Subscriptions

Cost of subscriptions revenue includes network and wireless connectivity costs for subscription services, field maintenance costs for Assure to support ChargePoint’s network of systems, depreciation of owned and operated systems used in CPaaS arrangements, amortization of capitalized internal-use software development costs, allocated facilities and information technology expenses, salaries and related personnel expenses, including stock-based compensation and third-party support costs to manage the systems and helpdesk services for drivers and site hosts.

Other

Cost of other revenue includes depreciation and other costs for ChargePoint’s owned and operated charging sites, salaries and related personnel expenses, including stock-based compensation, as well as costs of environmental and professional services.

Gross Profit and Gross Margin

Gross profit is revenue less cost of revenue and gross margin is gross profit as a percentage of revenue. ChargePoint offers a range of networked charging systems products which vary widely in selling price and associated margin. Accordingly, ChargePoint’s gross profit and gross margin have varied and are expected to continue to vary from period to period due to revenue levels; geographic, vertical and product mix; new product introductions, and its efforts to optimize its operations and supply chain.

In the long term, improvements in ChargePoint’s gross profit and gross margin will depend on its ability to increase its revenue and continue to optimize its operations and supply chain. However, at least in the short term, as ChargePoint launches new networked charging systems products, grows its presence in Europe where it has not yet achieved economies of scale, and expands its solutions for its fleet customers, it expects gross margin to experience variability from period to period.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel expenses, including stock-based compensation, for personnel related to the development of improvements and expanded features for ChargePoint’s services, as well as quality assurance, testing, product management, amortization of capitalized internal-use software, and allocated facilities and information technology expenses. Research and development costs are expensed as incurred.

ChargePoint expects its research and development expenses to increase on an absolute basis and they may increase as a percentage of total revenue for the foreseeable future as it continues to invest in research and development activities to achieve its technology and product roadmap.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and related personnel expenses, including stock-based compensation, sales commissions, professional services fees, travel, marketing and promotional expenses amortization of capitalized internal-use software and allocated facilities and information technology expenses.

ChargePoint expects its sales and marketing expenses to increase on an absolute basis and they may increase as a percentage of total revenue for the foreseeable future while it continues to add sales and marketing personnel, expand its sales channels and expand in Europe.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related personnel expenses, including stock-based compensation, related to finance, legal and human resource functions, contractor and professional services fees, audit and compliance expenses, insurance costs, bad debt expenses, amortization of capitalized internal-use software and general corporate expenses, including allocated facilities and information technology expenses.

ChargePoint expects its general and administrative expenses to increase in absolute dollars as it continues to grow its business. ChargePoint also expects to incur additional expenses as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for director and officer insurance, investor relations and legal, accounting and other professional services.

Interest Income

Interest income consists primarily of interest earned on ChargePoint’s cash, cash equivalents and short-term investments.

Interest Expense

Interest expense consists primarily of the interest on ChargePoint’s term loan which was paid off in March 2021.

Change in Fair Value of Redeemable Convertible Preferred Stock Warrant Liability

Redeemable convertible preferred stock warrant liability is subject to remeasurement to fair value at each balance sheet date. Changes in fair value of redeemable convertible preferred stock warrant liability are recognized in the condensed consolidated statements of operations. ChargePoint adjusts the liability for changes in fair value until the earlier of the exercise or expiration of the warrants and conversion of redeemable convertible preferred stock into Common Stock.

Change in Fair Value of Common Stock Warrant Liabilities

Common stock warrant liabilities consist of publicly-traded warrants (“Public Warrants”) and private placement warrants issued to NGP Switchback, LLC. (“Private Placement Warrants”) which ChargePoint assumed in connection with the Merger and are subject to remeasurement to fair value at each balance sheet date. ChargePoint expects to incur an incremental income (expense) in the condensed consolidated statements of operations for the fair value adjustments for the outstanding common stock warrant liabilities at the end of each reporting period or through the exercise of such warrants.

Change in Fair Value of Contingent Earnout Liability

Contingent Earnout liability was accounted for as a liability as of the date of the Merger and remeasured to fair value until the Earnout Triggering Event was met for the first two tranches in March 2021 and the Earnout Shares issued. In March 2021, the remaining Earnout liability for the third tranche converted to be accounted for as equity.

Transaction Costs Expensed

Transaction costs consist of legal, accounting, underwriting fees and other costs that were directly related to the consummation of the Merger. Transaction costs related to the issuance of shares were recognized in shareholders’ equity (deficit) while costs associated with the warrant liabilities and non-capitalized amounts were expensed in the condensed consolidated statements of operations upon the completion of the Merger on February 26, 2021.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign currency transaction gains and losses.

Provision for Income Taxes

ChargePoint’s provision for income taxes consists of an estimate of federal, state and foreign income taxes based on enacted federal, state and foreign tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. Due to the level of historical losses, ChargePoint maintains a valuation allowance against U.S. federal and state deferred tax assets as it has concluded it is more likely than not that these deferred tax assets will not be realized.

Results of Operations

Comparison of the Three Months Ended April 30, 2021 to the Three Months Ended April 30, 2020

The following table summarizes ChargePoint’s results of operations for the periods indicated:

	Three Months Ended April 30,		Period-over-Period Change Three Months Ended
	2021	2020	April 30, 2021 to 2020
	(in thousands, except percentages)		Change ($)	Change (%)
Revenue
Networked charging systems	$26,800	$19,657	$7,143	36%
Subscriptions	10,824	9,004	1,820	20%
Other	2,886	4,115	(1,229)	(30)%

Total revenue	40,510	32,776	7,734	24%
Cost of revenue
Networked charging systems	23,742	18,616	5,126	28%
Subscriptions	5,640	4,773	867	18%
Other	1,911	1,623	288	18%

Total cost of revenue	31,293	25,012	6,281	25%

Gross profit	9,217	7,764	1,453	19%

Gross margin	23%	24%
Operating expenses
Research and development	25,374	18,026	7,348	41%
Sales and marketing	15,974	14,201	1,773	12%
General and administrative	14,467	5,089	9,378	184%

Total operating expenses	55,815	37,316	18,499	50%

Loss from operations	(46,598)	(29,552)	(17,046)	58%
Interest income	22	243	(221)	*
Interest expense	(1,499)	(835)	(664)	80%
Change in fair value of redeemable convertible preferred stock warrant liability	9,237	535	8,702	*
Change in fair value of common stock warrant liabilities	43,761	—	43,761	*
Change in fair value of contingent earnout liability	84,420	—	84,420	*
Transaction costs expensed	(7,031)	—	(7,031)	*
Other income (expense), net	15	(432)	447	*

Net income (loss) before income taxes	82,327	(30,041)	112,368	*
Provision for income taxes	38	57	(19)	*

Net income (loss)	$82,289	$(30,098)	$112,387	373%

*	Not Meaningful

Revenue

Revenue increased by $7.7 million, or 24%, from $32.8 million during the three months ended April 30, 2020 to $40.5 million during the three months ended April 30, 2021, primarily attributable to an increase of $7.1 million in networked charging systems revenue. This increase was primarily attributable to higher volumes of systems delivered across both ChargePoint’s Level 1 home chargers and Level 3 DC Fast chargers as well as an increase in the average selling prices in some categories. Subscriptions revenue also increased by $1.8 million primarily due to growth in the number of charging systems connected to its network. These increases were partially offset by a decrease in other revenue of $1.2 million due to fewer regulatory credits transferred.

Cost of Revenue

Cost of revenue increased by $6.3 million, or 25%, from $25.0 million during the three months ended April 30, 2020 to $31.3 million during the three months ended April 30, 2021, primarily due to an increase of $5.1 million in networked charging systems cost of revenue primarily due to an increase in the number of charging system delivered. Subscriptions cost of revenue increased by $0.9 million as ChargePoint expanded its network and support capabilities, and other cost of revenue increased by $0.3 million primarily related to higher depreciation on owned and operated charging sites.

Gross Profit and Gross Margin

Gross profit increased by $1.5 million, or 19%, from $7.8 million during the three months ended April 30, 2020 to $9.2 million during the three months ended April 30, 2021. Gross margin decreased from 24% during the three months ended April 30, 2020 to 23% during the three months ended April 30, 2021. The decrease was primarily due to a decrease in other revenue in the form of regulatory credits transferred, which has higher gross margins.

Research and Development Expenses

Research and development expenses increased by $7.3 million, or 41%, from $18.0 million during the three months ended April 30, 2020 to $25.4 million during the three months ended April 30, 2021. The increase was primarily due to a $3.8 million increase in engineering personnel costs due to headcount growth as well as a $3.0 million increase in research materials and related operating expenses.

Sales and Marketing Expenses

Sales and marketing expenses increased by $1.8 million, or 12%, from $14.2 million during the three months ended April 30, 2020 to $16.0 million during the three months ended April 30, 2021, primarily due to an increase in personnel costs including payroll, benefit and sales commissions, resulting from headcount and, with respect to sales commissions, revenue growth.

General and Administrative Expenses

General and administrative expenses increased by $9.4 million, or 184%, from $5.1 million during the three months ended April 30, 2020 to $14.5 million during the three months ended April 30, 2021. The increase was primarily due to a $5.8 million increase in stock-based compensation and a $2.4 million increase in audit, legal and advisory fees mainly related to the closing of the Merger.

Interest Income

Interest income did not significantly fluctuate during the three months ended April 30, 2021 as compared to the three months ended April 30, 2020.

Interest Expense

Interest expense increased by $0.7 million from $0.8 million for the three months ended April 30, 2020 to $1.5 million for the three months ended April 30, 2021. The increase was due to the prepayment charges associated with the settlement of the outstanding term loan. As of April 30, 2021, ChargePoint had no outstanding loans.

Change in Fair Value of Redeemable Convertible Preferred Stock Warrant Liability

Change in fair value of redeemable convertible preferred stock warrant liability increased by $8.7 million from $0.5 million during the three months ended April 30, 2020 to $9.2 million during the three months ended April 30, 2021, due to changes in the fair value of Legacy ChargePoint’s redeemable convertible preferred stock through the date of the Merger. As of April 30, 2021, ChargePoint had no outstanding redeemable convertible preferred stock warrant liabilities.

Change in Fair Value of Common Stock Warrant Liabilities

ChargePoint recognized a change in fair value of common stock warrant liabilities of $43.8 million during the three months ended April 30, 2021 due to the decrease in the fair value of Legacy ChargePoint’s common stock during the period the warrants were outstanding.

Change in Fair Value of Contingent Earnout Liability

ChargePoint recognized a change in fair value of contingent earnout liability of $84.4 million for the three months ended April 30, 2021 due to the decrease in the fair value of Legacy ChargePoint’s common stock after ChargePoint announced the Merger.

Transaction Costs Expensed

ChargePoint expensed transaction costs that related to the warrant liabilities assumed as part of the Merger of $7.0 million, out of $36.5 million total, for the three months ended April 30, 2021 as a result of the consummation of the Merger.

Other Income (Expense), Net

Other income (expense) did not significantly fluctuate during the three months ended April 30, 2021 as compared to the three months ended April 30, 2020.

Provision for income taxes

The provision for income taxes did not significantly fluctuate during the three months ended April 30, 2021 as compared to the three months ended April 30, 2020.

Liquidity and Capital Resources

Sources of Liquidity

ChargePoint has incurred net losses and negative cash flows from operations since its inception which it anticipates will continue for the foreseeable future. To date, ChargePoint has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock, borrowings under its loan facilities, customer payments and proceeds from the Reverse Recapitalization. As of April 30, 2021, ChargePoint had cash, cash equivalents and restricted cash of $610.2 million. ChargePoint believes that its cash on hand, together with cash generated from sales to customers will satisfy its working capital and capital requirements for at least the next twelve months.

From inception to April 30, 2021, ChargePoint has raised aggregate net cash proceeds of $615.7 million from the sale of shares of redeemable convertible preferred stock and $477.5 million from the Merger and the PIPE.

In March 2021, ChargePoint repaid the entire loan balance of $35.0 million plus accrued interest and prepayment fees of $1.2 million.

Long-Term Liquidity Requirements

Until ChargePoint can generate sufficient revenue to cover its cost of sales, operating expenses, working capital and capital expenditures, it expects to primarily fund cash needs through a combination of equity and debt financing. If ChargePoint raises funds by issuing equity securities, dilution to existing stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of Common Stock. If ChargePoint raises funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of Common Stock. The terms of debt securities or borrowings could impose significant restrictions on ChargePoint’s operations. The capital markets have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing.

ChargePoint’s principal use of cash in recent periods has been funding its operations and investing in capital expenditures. ChargePoint’s future capital requirements will depend on many factors, including its revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, expenses associated with its international expansion, the introduction of network enhancements and the continuing market adoption of its network. In the future, ChargePoint may enter into arrangements to acquire or invest in complementary businesses, products and technologies. ChargePoint may be required to seek additional equity or debt financing. In the event that ChargePoint requires additional financing, it may not be able to raise such financing on acceptable terms or at all. If ChargePoint is unable to raise additional capital or generate cash flows necessary to expand its operations and invest in continued innovation, it may not be able to compete successfully, which would harm its business, results of operations and financial condition. If adequate funds are not available, ChargePoint may need to reconsider its expansion plans or limit its research and development activities, which could have a material adverse impact on its business prospects and results of operations.

Cash Flows

For the Three Months Ended April 30, 2021 and 2020

The following table sets forth a summary of ChargePoint’s cash flows for the periods indicated:

	Three Months Ended April 30,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(37,539)	$(34,694)
Investing activities	(4,138)	39,631
Financing activities	505,988	446
Effects of exchange rates on cash, cash equivalents, and restricted cash	7	(56)

Net increase in cash, cash equivalents, and restricted cash	$464,318	$5,327

Net Cash Used in Operating Activities

During the three months ended April 30, 2021, net cash used in operating activities was $37.5 million, consisting primarily of a net income of $82.3 million, fully offset by an increase in net operating assets of $2.2 million and non-cash charges of $117.6 million. The increase in net operating assets was primarily due to a $6.2 million increase in prepaid expenses and other assets, a $5.0 million decrease in accrued and other liabilities, a $3.5 million decrease in accounts payable and a $0.4 million decrease in operating lease liabilities, largely offset by a $7.8 million increase in deferred revenue and a $4.9 million decrease in inventories. The non-cash charges primarily consisted of $84.4 million change in fair value of contingent earnout liability, $43.8 million change in fair value of common stock warrant liabilities and $9.2 million change in fair value of redeemable convertible preferred stock warrant liability, partially offset by $7.6 million of stock-based compensation expense, $7.0 million of transaction costs expensed, $2.7 million of depreciation and amortization expense, and $1.0 million of non-cash operating lease cost.

During the three months ended April 30, 2020, net cash used in operating activities was $34.7 million, consisting primarily of a net loss of $30.1 million and an increase in net operating assets of $8.4 million, partially offset by non-cash charges of $3.8 million. The increase in net operating assets was primarily attributable to a $10.3 million decrease in accounts payable, a $4.1 million increase in inventories, a $1.9 million decrease in operating lease liabilities, a $1.9 million decrease in accrued and other liabilities and a $1.2 million increase in prepaid expenses and other assets, largely offset by a $9.2 million decrease in accounts receivable, net and $1.8 million increase in deferred revenue. The non-cash charges primarily consisted of $2.3 million of depreciation and amortization expense, $0.9 million of stock-based compensation expense and $0.8 million of non-cash operating lease cost, partially offset by $0.5 million change in fair value of redeemable convertible preferred stock warrant liability.

Net Cash Provided By (Used In) Investing Activities

During the three months ended April 30, 2021, net cash used in investing activities was $4.1 million for purchases of property and equipment.

During the three months ended April 30, 2020, net cash provided by investing activities was $39.6 million, consisting of maturities of investments of $42.4 million, partially offset by purchases of property and equipment of $2.8 million.

Net Cash Provided by Financing Activities

During the three months ended April 30, 2021, net cash provided by financing activities was $506.0 million, consisting of net proceeds from Merger and PIPE financing of $481.5 million and proceeds from the exercise of warrants of $73.3 million, partially offset by repayment of borrowings of $36.1 million and taxes paid related to net share settlement of earnout shares of $12.8 million.

During the three months ended April 30, 2020, net cash provided by financing activities was $0.4 million from proceeds from exercises of vested and unvested stock options.

Off-Balance Sheet Arrangements

ChargePoint is not a party to any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires ChargePoint to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. The Company evaluates its estimates and assumptions on an ongoing basis, and base its estimates on historical experience and on various other assumptions that ChargePoint believes to be reasonable under the circumstances, the results of which form the basis for the judgments ChargePoint makes about the carrying value of assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from these estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond ChargePoint’s control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on ChargePoint’s results of operations, financial position and statement of cash flows.

Other than the policies noted in Part I, Item 1, Note 2, “Summary of Significant Accounting Policies,” in the Company’s notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there have been no material changes to its critical accounting policies and estimates as compared to those disclosed in its audited consolidated financial statements as of January 31, 2021 and 2020 and for the years ended January 31, 2021, 2020 and 2019.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on ChargePoint’s condensed consolidated financial statements, see Part I, Item 1, Note 2, “Summary of Significant Accounting Policies,” in its notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

ChargePoint had cash, cash equivalents and restricted cash totaling $610.2 million as of April 30, 2021. Cash equivalents were invested primarily in money market funds. ChargePoint’s investment policy is focused on the preservation of capital and supporting its liquidity needs. Under the policy, ChargePoint invests in highly rated securities, issued by the U.S. government or liquid money market funds. ChargePoint does not invest in financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments. ChargePoint utilizes external investment managers who adhere to the guidelines of its investment policy.

A hypothetical 10% change in interest rates would not have a material impact on the value of ChargePoint’s cash, cash equivalents, net loss or cash flows.

Foreign Currency Risk

ChargePoint has foreign currency risks related to its revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the euro, causing both its revenue and its operating results to be impacted by fluctuations in the exchange rates.

Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies impact ChargePoint’s net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 10% would not result in a material foreign currency loss on foreign-denominated balances, as of April 30, 2021. As ChargePoint’s foreign operations expand, its results may be more materially impacted by fluctuations in the exchange rates of the currencies in which it does business.

At this time, ChargePoint does not enter into financial instruments to hedge its foreign currency exchange risk, but it may in the future.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2021. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level as of such date. Notwithstanding these material weaknesses, management has concluded that the condensed consolidated financial statements included in this quarterly report on Form 10-Q are fairly stated in all material respects in accordance with U.S. GAAP.

Material Weaknesses in Internal Control over Financial Reporting

In connection with the preparation and audit of ChargePoint’s consolidated financial statements, material weaknesses were identified in its internal control over financial reporting as of January 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of ChargePoint’s annual or interim financial statements will not be prevented or detected on a timely basis.

ChargePoint did not design and maintain an effective control environment commensurate with its financial reporting requirements. Specifically, ChargePoint did not maintain a sufficient complement of personnel with an appropriate degree of accounting knowledge, experience and training to appropriately analyze, record and disclose accounting matters commensurate with its accounting and reporting requirements. This material weakness contributed to the following additional material weaknesses:

•

ChargePoint did not design and maintain formal accounting policies, procedures and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including accounting for complex features associated with warrants, segregation of duties and adequate controls related to the preparation and review of journal entries; and

•

ChargePoint did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of its consolidated financial statements. Specifically, ChargePoint did not design and maintain (a) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately and (b) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to its financial applications and data to appropriate company personnel.

The material weaknesses related to the control environment and lack of formal accounting policies, procedures and controls resulted in material adjustments to warrant liabilities, shareholders’ equity and related accounts and disclosures and immaterial adjustments to several other account balances and disclosures in the historical consolidated financial statements.

The IT deficiencies did not result in a misstatement to the consolidated financial statements however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Additionally, each of these material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Plan

ChargePoint has begun implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and include the following:

•	Hiring additional finance and accounting personnel to bolster the accounting capabilities and capacity, and to establish and maintain internal control over financial reporting;

•	Designing and implementing controls to formalize roles and review responsibilities to align with the staff’s skills and experience and designing and implementing controls over segregation of duties;

•	Providing ongoing training for personnel on accounting, financial reporting and internal control over financial reporting;

•

Engaging an external advisor to assist with evaluating and documenting the design and operating effectiveness of internal control over financial reporting and assist with the remediation of deficiencies, as necessary;

•	Designing and implementing controls over the preparation and review of journal entries and account reconciliations, including controls over the segregation of duties; and

•	Designing and implementing IT general controls, including controls over the provisioning and monitoring of user access rights and privileges and change management processes and procedures.

ChargePoint is remediating the material weaknesses as efficiently and effectively as possible and remediation efforts could continue beyond the fiscal year ending January 31, 2023. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in us incurring significant costs, and will place significant demands on our financial and operational resources.

In order to maintain and improve the effectiveness of its internal control over financial reporting, ChargePoint has expended, and anticipates to continue to expend, significant resources, including accounting-related costs and significant management oversight.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, ChargePoint may be involved in legal proceedings or subject to claims incident to the ordinary course of business. Regardless of the outcome, such proceedings or claims can have an adverse impact on ChargePoint because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not known to us or that we consider immaterial as of the date of this Quarterly Report. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

Summary of Principal Risks Associated with ChargePoint’s Business

•	ChargePoint is an early-stage company with a history of losses, and expects to incur significant expenses and continuing losses for the near term.

•

ChargePoint has experienced rapid growth and expects to invest in growth for the foreseeable future. If it fails to manage growth effectively, its business, operating results and financial condition could be adversely affected.

•	ChargePoint currently faces competition from a number of companies, particularly in Europe, and expects to face significant competition in the future as the market for EV charging develops.

•	ChargePoint faces risks related to health pandemics, including the recent coronavirus pandemic, which could have a material adverse effect on its business and results of operations.

•	ChargePoint relies on a limited number of suppliers and manufacturers for its charging stations. A loss of any of these partners could negatively affect its business.

•

ChargePoint’s business is subject to risks associated with construction, cost overruns and delays, and other contingencies that may arise in the course of completing installations, and such risks may increase in the future as ChargePoint expands the scope of such services with other parties.

•	While ChargePoint to date has not made material acquisitions, should it pursue acquisitions in the future, it would be subject to risks associated with acquisitions.

•

If ChargePoint is unable to attract and retain key employees and hire qualified management, technical engineering and sale personnel, its ability to compete and successfully grow its business would be harmed.

•	ChargePoint is expanding operations internationally, which will expose it to additional tax, compliance, market and other risks.

•	Some members of ChargePoint’s management have limited experience in operating a public company.

•	ChargePoint may need to raise additional funds and these funds may not be available when needed.

•	ChargePoint’s future revenue growth will depend in significant part on its ability to increase sales of its products and services to fleet operators.

•

Computer malware, viruses, ransomware, hacking, phishing attacks and similar disruptions could result in security and privacy breaches and interruption in service, which could harm ChargePoint’s business.

•

ChargePoint’s headquarters and other facilities are located in an active earthquake zone; an earthquake or other types of natural disasters or resource shortages, including public safety power shut-offs that have occurred and will continue to occur in California, could disrupt and harm its operations and those of ChargePoint’s customers.

•	ChargePoint’s stock price will be volatile, and you may not be able to sell shares at or above the price at the Closing.

•	ChargePoint has never paid cash dividends on its capital stock, and does not anticipate paying dividends in the foreseeable future.

•	Concentration of ownership among ChargePoint’s existing executive officers, directors and their affiliate may prevent new investors from influencing significant corporate decisions.

•	ChargePoint’s future growth and success is highly correlated with and thus dependent upon the continuing rapid adoption of EVs for passenger and fleet applications.

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

•

ChargePoint’s Public Warrants and the Private Placement Warrants are being accounted for as a warrant liability and are being recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of its Common Stock.

Risks Related to ChargePoint’s Business

ChargePoint is an early-stage company with a history of losses, and expects to incur significant expenses and continuing losses for the near term.

ChargePoint incurred a net loss of $197.0 million for the year ended January 31, 2021 and had net income of $82.3 million for the three months ended April 30, 2021. As of April 30, 2021 ChargePoint had an accumulated deficit of approximately $597.1 million. ChargePoint believes it will continue to incur net losses each quarter for the near term. Even if it achieves profitability, there can be no assurance that it will be able to maintain profitability in the future. ChargePoint’s potential profitability is particularly dependent upon the continued adoption of EVs by consumers and fleet operators, the widespread adoption of electric trucks and other vehicles and other electric transportation modalities, which may not occur.

ChargePoint has experienced rapid growth and expects to invest in growth for the foreseeable future. If it fails to manage growth effectively, its business, operating results and financial condition could be adversely affected.

ChargePoint has experienced rapid growth in recent periods. For example, the number of employees has grown from 743 as of January 31, 2020 to 834 as of January 31, 2021 and to 917 as of April 30, 2021, including 77 employees in Europe as of January 31, 2020 to 101 as of January 31, 2021 and to 133 as of April 30, 2021. The growth and expansion of its business has placed and continues to place a significant strain on management, operations, financial infrastructure and corporate culture. In the event of further growth, ChargePoint’s information technology systems and ChargePoint’s internal control over financial reporting and procedures may not be adequate to support its operations and may introduce opportunities for data security incidents that may interrupt business operations and permit bad actors to obtain unauthorized access to business information or misappropriate funds. ChargePoint may also face risks to the extent such bad actors infiltrate the information technology infrastructure of its contractors.

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

The EV charging market is relatively new and competition is still developing. ChargePoint primarily competes with smaller providers of EV charging station networks for installations, particularly in Europe. Large early-stage markets, such as Europe, require early engagement across verticals and customers to gain market share, and ongoing effort to scale channels, installers, teams and processes. Some European customers require solutions not yet available and ChargePoint’s recent entrance into Europe requires establishing itself against existing competitors. In addition, there are multiple competitors in Europe with limited funding, which could cause poor experiences, hampering overall EV adoption or trust in any particular provider.

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

ChargePoint is substantially dependent on its direct sales force to obtain new customers. ChargePoint plans to continue to expand its direct sales force both domestically and internationally but it may not be able to recruit and hire a sufficient number of sales personnel, which may adversely affect its ability to expand its sales capabilities. New hires require significant training and time before they achieve full productivity, particularly in new sales territories. Recent hires and planned hires may not become as productive as quickly as anticipated, and ChargePoint may be unable to hire or retain sufficient numbers of qualified individuals. Furthermore, hiring sales personnel in new countries can be costly, complex and time-consuming, and requires additional set up and upfront costs that may be disproportionate to the initial revenue expected from those countries. There is significant competition for direct sales personnel with strong sales skills and technical knowledge. ChargePoint’s ability to achieve significant revenue growth in the future will depend, in large part, on its success in recruiting, training, incentivizing and retaining a sufficient number of qualified direct sales personnel and on such personnel attaining desired productivity levels within a reasonable amount of time. ChargePoint’s business will be harmed if continuing investment in its sales and marketing capabilities does not generate a significant increase in revenue.

ChargePoint faces risks related to health pandemics, including the recent coronavirus (“COVID-19”) pandemic, which could have a material adverse effect on its business and results of operations.

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

ChargePoint had initially modified its business practices by recommending that all non-essential personnel work from home and cancelling or reducing physical participation in sales activities, meetings, events and conferences. ChargePoint has also implemented additional safety protocols for essential workers, has implemented cost cutting measures in order to reduce its operating costs, some of which it recently reversed, and may take further actions as may be required by government authorities or that it determines are in the best interests of its employees, customers, suppliers, vendors and business partners. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of ChargePoint’s workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, its operations will be negatively impacted. Furthermore, if significant portions of its customers’ or potential customers’ workforces are subject to stay-at-home orders or otherwise have substantial numbers of their employees working remotely for sustained periods of time, user demand for charging stations and services will decline.

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

ChargePoint relies on a limited number of suppliers to manufacture its charging stations, including in some cases only a single supplier for some products and components. This reliance on a limited number of manufacturers increases ChargePoint’s risks, since it does not currently have proven reliable alternatives or replacement manufacturers beyond these key parties. In the event of interruption, it may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial delays. Thus, ChargePoint’s business could be adversely affected if one or more of its suppliers is impacted by any interruption at a particular location.

If ChargePoint experiences a significant increase in demand for its charging stations, or if it needs to replace an existing supplier, it may not be possible to supplement or replace them on acceptable terms, which may undermine its ability to deliver products to customers in a timely manner. For example, it may take a significant amount of time to identify a manufacturer that has the capability and resources to build charging stations in sufficient volume. Identifying suitable suppliers and manufacturers could be an extensive process that requires ChargePoint to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices. Accordingly, a loss of any significant suppliers or manufacturers could have an adverse effect on ChargePoint’s business, financial condition and operating results. In addition, our suppliers may face supply chain risks and constraints of their own, which may impact the availability and pricing of our products. For example, supply chain challenges related to global chip shortages that have impacted companies worldwide both within and outside of our industry may have adverse effects on our suppliers and, as a result, us.

In addition, as a result of the Merger, ChargePoint became subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) to diligence, disclose, and report whether or not its products contain minerals originating from the Democratic Republic of the Congo and adjoining countries, or conflict minerals. ChargePoint will incur additional costs to comply with these disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. These requirements could adversely affect the sourcing, availability, and pricing of minerals used in the components used in its products. It is also possible that ChargePoint’s reputation may be adversely affected if it determines that certain of its products contain minerals not determined to be conflict-free or if it is unable to alter its products, processes or sources of supply to avoid use of such materials. ChargePoint may also encounter end-customers who require that all of the components of the products be certified as conflict free. If ChargePoint is not able to meet this requirement, such end-customers may choose to purchase products from a different company.

ChargePoint’s business is subject to risks associated with construction, cost overruns and delays, and other contingencies that may arise in the course of completing installations, and such risks may increase in the future as ChargePoint expands the scope of such services with other parties.

ChargePoint does not typically install charging stations at customer sites. These installations are typically performed by ChargePoint partners or electrical contractors with an existing relationship with the customer and/ or knowledge of the site. The installation of charging stations at a particular site is generally subject to oversight and regulation in accordance with state and local laws and ordinances relating to building codes, safety, environmental protection and related matters, and typically requires various local and other governmental approvals and permits that may vary by jurisdiction. In addition, building codes, accessibility requirements or regulations may hinder EV charger installation because they end up costing the developer or installer more in order to meet the code requirements. Meaningful delays or cost overruns may impact ChargePoint’s recognition of revenue in certain cases and/or impact customer relationships, either of which could impact ChargePoint’s business and profitability.

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

If ChargePoint completes future acquisitions, it may not ultimately strengthen its competitive position or achieve its goals and business strategy; ChargePoint may be subject to claims or liabilities assumed from an acquired company, product, or technology; acquisitions ChargePoint completes could be viewed negatively by its customers, investors, and securities analysts; and ChargePoint may incur costs and expenses necessary to address an acquired company’s failure to comply with laws and governmental rules and regulations. Additionally, ChargePoint may be subject to litigation or other claims in connection with the acquired company, including claims from terminated employees, former stockholders or other third parties, which may differ from or be more significant than the risks ChargePoint’s business faces. If ChargePoint is unsuccessful at integrating future acquisitions in a timely manner, or the technologies and operations associated with such acquisitions, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt ChargePoint’s ongoing business and divert management’s attention, and ChargePoint may not be able to manage the integration process successfully or in a timely manner. ChargePoint may not successfully evaluate or utilize the acquired technology or personnel, realize anticipated synergies from the acquisition, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges and any potential impairment of goodwill and intangible assets recognized in connection with such acquisitions. ChargePoint may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect its financial condition or the market price of its Common Stock. Furthermore, the sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to ChargePoint’s stockholders. The occurrence of any of these risks could harm ChargePoint’s business, operating results, and financial condition.

If ChargePoint is unable to attract and retain key employees and hire qualified management, technical, engineering and sales personnel, its ability to compete and successfully grow its business would be harmed.

ChargePoint’s success depends, in part, on its continuing ability to identify, hire, attract, train and develop and retain highly qualified personnel. The inability to do so effectively would adversely affect its business. ChargePoint’s future performance also depends on the continued services and continuing contributions of its senior management to execute on its business plan and to identify and pursue new opportunities and product innovations. The loss of services of senior management, or the ineffective management of any leadership transitions, especially within ChargePoint’s sales organization, could significantly delay or prevent the achievement of its development and strategic objectives, which could adversely affect its business, financial condition, and operating results.

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

Some of ChargePoint’s executive officers have limited experience in the management of a publicly-traded company. The management team may not successfully or effectively manage the transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of our company. ChargePoint may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies. The development and implementation of the standards and controls and the hiring of experienced personnel necessary to achieve the level of accounting standards required of a public company may require costs greater than expected.

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

ChargePoint has processes and procedures in place designed to enable it to quickly recover from a disaster or catastrophe and continue business operations and has tested this capability under controlled circumstances. However, there are several factors ranging from human error to data corruption that could materially impact the efficacy of such processes and procedures, including by lengthening the time services are partially or fully unavailable to customers and users. It may be difficult or impossible to perform some or all recovery steps and continue normal business operations due to the nature of a particular disaster or catastrophe, especially during peak periods, which could cause additional reputational damages, or loss of revenue, any of which could adversely affect its business and financial results.

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

As regulatory initiatives have required an increase in the mileage capabilities of cars, consumption of renewable transportation fuels, such as ethanol and biodiesel, and consumer acceptance of EVs and other alternative vehicles has been increasing. If fuel efficiency of non-electric vehicles continues to rise, whether as the result of regulations or otherwise, and affordability of vehicles using renewable transportation fuels improves, the demand for electric and high energy vehicles could diminish. In addition, the EV fueling model is different than gas or other fuel models, requiring behavior change and education of influencers, consumers and others such as regulatory bodies. Developments in alternative technologies, such as advanced diesel, ethanol, fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect demand for EVs and EV charging stations. For example, fuel which is abundant and relatively inexpensive in the United States, such as compressed natural gas, may emerge as preferred alternative to petroleum-based propulsion. Regulatory bodies may also adopt rules that substantially favor certain alternatives to petroleum-based propulsion over others, which may not necessarily be EVs. This may impose additional obstacles to the purchase of EVs or the development of a more ubiquitous EV market. Finally, the current litigation between the state of California and the National Highway Traffic Safety Administration (“NHTSA”) could impact California’s ability to set fuel economy standards that encourage the adoption of EVs, and could be followed by many other states. If any of the above cause or contribute to consumers or businesses to no longer purchase EVs or purchase them at a lower rate, it would materially and adversely affect ChargePoint’s business, operating results, financial condition and prospects.

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

The U.S. federal government, foreign governments and some state and local governments provide incentives to end users and purchasers of EVs and EV charging stations in the form of rebates, tax credits and other financial incentives, such as payments for regulatory credits. The EV market relies on these governmental rebates, tax credits and other financial incentives to significantly lower the effective price of EVs and EV charging stations to customers. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy. In particular, ChargePoint has heavily relied upon the availability of federal tax credits to purchasers under Section 30C of the Code to market its EV charging stations, which can effectively provide such purchasers with up to a 30% discount off the purchase price of ChargePoint’s EV charging stations. The credits under Section 30C of the Code are set to expire on December 31, 2021 and thus would not be available to ChargePoint’s customers unless extended. There can be no assurance that the credits under Section 30C of the Code will be extended, or if extended, will not be otherwise reduced. Any reduction in rebates, tax credits or other financial incentives, including the credit under Section 30C of the Code, could materially reduce the demand for EVs and ChargePoint’s solutions and, as a result, may adversely impact ChargePoint’s business and expansion potential.

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

Certain statements we make about estimates of market opportunity and forecasts of market growth may prove to be inaccurate.

From time to time, we make statements with estimates of the addressable market for ChargePoint’s solutions and the EV market in general. Market opportunity estimates and growth forecasts, whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. This is especially so at the present time due to the uncertain and rapidly changing projections of the severity, magnitude and duration of the current COVID-19 pandemic. The estimates and forecasts relating to the size and expected growth of the target market, market demand and adoption, capacity to address this demand and pricing may also prove to be inaccurate. In particular, estimates regarding the current and projected market opportunity are difficult to predict. The estimated addressable market may not materialize for many years, if ever, and even if the markets meet the size estimates and growth forecasts, ChargePoint’s business could fail to grow at similar rates.

Risks Related to ChargePoint’s Technology, Intellectual Property and Infrastructure

ChargePoint expects to incur research and development costs and devote significant resources to developing new products, which could significantly reduce its profitability and may never result in revenue to ChargePoint.

ChargePoint’s future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. ChargePoint plans to incur significant research and development costs in the future as part of its efforts to design, develop, manufacture and introduce new products and enhance existing products. ChargePoint’s research and development expenses were $25.4 million, $75.0 million, $69.5 million and $50.5 million during the three months ended April 30 201, and during the fiscal years ended January 31, 2021, 2020 and 2019, respectively, and are likely to grow in the future. Further, ChargePoint’s research and development program may not produce successful results, and its new products may not achieve market acceptance, create additional revenue or become profitable.

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

The measures ChargePoint takes to protect its technology intellectual property from unauthorized use by others may not be effective for various reasons, including the following:

•	any patent applications ChargePoint submits may not result in the issuance of patents;

•	the scope of issued patents may not be broad enough to protect proprietary rights;

•	any issued patents may be challenged by competitors and/or invalidated by courts or governmental authorities;

•	the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement impracticable;

•	current and future competitors may circumvent patents or independently develop similar trade secrets or works of authorship, such as software;

•	know-how and other proprietary information ChargePoint purports to hold as a trade secret may not qualify as a trade secret under applicable laws; and

•	proprietary designs and technology embodied in ChargePoint’s products may be discoverable by third- parties through means that do not constitute violations of applicable laws.

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

Further, should regulatory bodies later impose a standard that is not compatible with ChargePoint’s infrastructure, it may incur significant costs to adapt its business model to the new regulatory standard, which may require significant time and, as a result, may have a material adverse effect on its revenue or results of operations.

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

Financial, Tax and Accounting-Related Risks

ChargePoint’s financial condition and results of operations are likely to fluctuate on a quarterly basis in future periods, which could cause its results for a particular period to fall below expectations, resulting in a decline in the price of its Common Stock.

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

Changes to applicable U.S. tax laws and regulations or exposure to additional income tax liabilities could affect ChargePoint’s business and future profitability.

ChargePoint is a U.S. corporation and thus subject to U.S. corporate income tax on its worldwide operations. Moreover, the majority of ChargePoint’s operations and customers are located in the United States, and as a result, ChargePoint is subject to various U.S. federal, state and local taxes. New U.S. laws and policy relating to taxes may have an adverse effect on ChargePoint’s business and future profitability. Further, existing U.S. tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to ChargePoint.

For example, on December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”), was signed into law making significant changes to the Internal Revenue Code of 1986, as amended, or the Code, and certain provisions of the Tax Act may adversely affect ChargePoint. In particular, sweeping changes were made to the U.S. taxation of foreign operations. Changes include, but are not limited to, a permanent reduction to the corporate income tax rate, limiting interest deductions, a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017, the elimination of carrybacks of net operating losses, adopting elements of a territorial tax system, assessing a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.-owned foreign corporations, and introducing certain anti-base erosion provisions, including a new minimum tax on global intangible low-taxed income and base erosion and anti-abuse tax. The Tax Act could be subject to potential amendments and technical corrections, and is subject to interpretations and implementing regulations by the U.S. Treasury and IRS, any of which could mitigate or increase certain adverse effects of the legislation.

In addition, the Tax Act may impact taxation in other jurisdictions, including with respect to state income taxes as state legislatures respond to the Tax Act. Additionally, other foreign governing bodies have and may enact changes to their tax laws in reaction to the Tax Act that could result in changes to ChargePoint’s global tax position and materially adversely affect its business and future profitability.

As a result of ChargePoint’s plans to expand operations, including to jurisdictions in which the tax laws may not be favorable, ChargePoint’s tax rate may fluctuate, tax obligations may become significantly more complex and subject to greater risk of examination by taxing authorities or ChargePoint may be subject to future changes in tax law, the impacts of which could adversely affect ChargePoint’s after-tax profitability and financial results.

Because ChargePoint does not have a long history of operating at its present scale and it has significant expansion plans, ChargePoint’s effective tax rate may fluctuate in the future. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under U.S. GAAP, changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws. Factors that could materially affect ChargePoint’s future effective tax rates include, but are not limited to: (a) changes in tax laws or the regulatory environment, (b) changes in accounting and tax standards or practices, (c) changes in the composition of operating income by tax jurisdiction and (d) ChargePoint’s operating results before taxes.

Additionally, after the Merger, ChargePoint’s operations will be subject to significant income, withholding and other tax obligations in the United States and may become subject to taxes in numerous additional state, local and non-U.S. jurisdictions with respect to its income, operations and subsidiaries related to those jurisdictions. ChargePoint’s after-tax profitability and financial results could be subject to volatility or be affected by numerous factors, including (a) the availability of tax deductions, credits, exemptions, refunds (including refunds of value added taxes) and other benefits to reduce ChargePoint’s tax liabilities, (b) changes in the valuation of ChargePoint’s deferred tax assets and liabilities, (c) expected timing and amount of the release of any tax valuation allowances, (d) tax treatment of stock-based compensation, (e) changes in the relative amount of ChargePoint’s earnings subject to tax in the various jurisdictions in which ChargePoint operates or has subsidiaries, (f) the potential expansion of ChargePoint’s business into or otherwise becoming subject to tax in additional jurisdictions, (g) changes to ChargePoint’s existing intercompany structure (and any costs related thereto) and business operations, (h) the extent of ChargePoint’s intercompany transactions and the extent to which taxing authorities in the relevant jurisdictions respect those intercompany transactions and (i) ChargePoint’s ability to structure ChargePoint’s operations in an efficient and competitive manner. Due to the complexity of multinational tax obligations and filings, ChargePoint may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. Outcomes from these audits or examinations could have an adverse effect on ChargePoint’s after-tax profitability and financial condition. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with ChargePoint’s intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If ChargePoint does not prevail in any such disagreements, its profitability may be affected.

ChargePoint’s after-tax profitability and financial results may also be adversely impacted by changes in the relevant tax laws and tax rates, treaties, regulations, administrative practices and principles, judicial decisions and interpretations thereof, in each case, possibly with retroactive effect. For example, the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent BEPS recently entered into force among the jurisdictions that have ratified it, although the United States has not yet entered into this convention. These recent changes could negatively impact ChargePoint’s taxation, especially as ChargePoint expands its relationships and operations internationally.

The ability of ChargePoint to utilize net operating loss and tax credit carryforwards following the Merger is conditioned upon ChargePoint attaining profitability and generating taxable income. ChargePoint has incurred significant net losses since inception and it is anticipated that ChargePoint will continue to incur significant losses. Additionally, ChargePoint’s ability to utilize net operating loss and tax credit carryforwards to offset future taxable income may be limited.

As of January 31, 2021, ChargePoint had $434.7 million of U.S. federal and $229.7 million of California net operating loss carryforwards available to reduce future taxable income, of which $281.9 million of the U.S. federal net operating loss carryforwards can be carried forward indefinitely. The U.S. federal and California state net operating loss carryforwards begin to expire in 2028. In addition, ChargePoint had net operating loss carryforwards for other states of $134.7 million, which begin to expire in 2022. The Tax Act included a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017 and the elimination of carrybacks of net operating losses. Under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which modified the Tax Act, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is possible that ChargePoint will not generate taxable income in time to utilize the net operating loss carryforwards. In addition, net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. If ChargePoint has experienced an ownership change at any time since its incorporation, ChargePoint may already be subject to limitations on its ability to utilize its existing net operating loss carryforwards and other tax attributes to offset taxable income or tax liability. In addition, the Merger, and future changes in ChargePoint’s stock ownership, which may be outside of ChargePoint’s control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit ChargePoint’s use of accumulated state tax attributes. As a result, even if ChargePoint earns net taxable income in the future, its ability to use its pre-change net operating loss carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to ChargePoint.

ChargePoint performed an analysis to assess whether an “ownership change,” as defined by Section 382 of the Code, has occurred from its inception through January 31, 2021 and expects to complete this Section 382 analysis during the year ending January 31, 2022. Based on this analysis, ChargePoint has experienced “ownership changes,” limiting the utilization of the net operating loss carryforwards or research and development tax credit carryforwards under Section 382 of the Code by first multiplying the value of the ChargePoint’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then applying additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. In addition, the Merger if consummated, may constitute an ownership change under Sections 382 and 383 of the Code. ChargePoint’s net operating losses or credits may also be impaired under state law. Accordingly, ChargePoint may not be able to utilize a material portion of the net operating losses or credits. The ability of ChargePoint to utilize ChargePoint’s net operating losses or credits following the Merger is conditioned upon ChargePoint attaining profitability and generating U.S. federal and state taxable income. ChargePoint has incurred significant net losses since inception and will continue to incur significant losses; and therefore, ChargePoint does not know whether or when the combined carryforwards may be or may become subject to limitation by Sections 382 and 383 of the Code.

ChargePoint’s reported financial results may be negatively impacted by changes in U.S. GAAP.

U.S. GAAP is subject to interpretation by the Financial Accounting Standards Board’s Accounting Standards Codification, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change.

ChargePoint is an “emerging growth company” and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make its Common Stock less attractive to investors and may make it more difficult to compare performance with other public companies.

ChargePoint is an emerging growth company as defined in the U.S. legislation Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it intends to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Investors may find the Common Stock less attractive because ChargePoint will continue to rely on these exemptions. If some investors find the Common Stock less attractive as a result, there may be a less active trading market for their Common Stock, and the stock price may be more volatile.

An emerging growth company may elect to delay the adoption of new or revised accounting standards. With Switchback making this election, Section 102(b)(2) of the JOBS Act allows ChargePoint to delay adoption of new or revised accounting standards until those standards apply to non-public business entities. As a result, the financial statements contained in this Quarterly Report and those that ChargePoint will file in the future may not be comparable to companies that comply with public business entities revised accounting standards effective dates.

ChargePoint will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.

ChargePoint will face increased legal, accounting, administrative and other costs and expenses as a public company that it did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements require it to carry out activities ChargePoint has not done previously. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified, such as the restatement of our previously issued consolidated financial statements, and related material weakness as described in the Form 10-K/A (see also “Risk Factors — We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting and the restatement of our financial statements,” and “Risk Factors — ChargePoint has identified material weaknesses in its internal control over financial reporting. If ChargePoint is unable to remediate these material weaknesses, or if ChargePoint identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting, this may result in material misstatements of ChargePoint’s consolidated financial statements or cause ChargePoint to fail to meet its periodic reporting obligations,” for more detail), ChargePoint has incurred and could incur additional costs to rectify those or new issues, and the existence of these issues could adversely affect its reputation or investor perceptions. In addition, as a public company, ChargePoint maintains director and officer liability insurance, for which it must pay substantial premiums. The additional reporting and other obligations imposed by these rules and regulations increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

ChargePoint has identified material weaknesses in its internal control over financial reporting. If ChargePoint is unable to remediate these material weaknesses, or if ChargePoint identifies additional material weaknesses in the future or otherwise fails to maintain an effective internal control over financial reporting, this may result in material misstatements of ChargePoint’s consolidated financial statements or cause ChargePoint to fail to meet its periodic reporting obligations.

As a public company, ChargePoint is required to provide management’s attestation on internal control over financial reporting. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that became applicable after the Merger. If ChargePoint is not able to implement the additional requirements of Section 404(a) of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, it may not be able to assess whether its internal control over financial reporting is effective, which may subject it to adverse regulatory consequences and could harm investor confidence.

In connection with the preparation and audit of ChargePoint’s consolidated financial statements, material weaknesses were identified in its internal control over financial reporting as of January 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of ChargePoint’s annual or interim financial statements will not be prevented or detected on a timely basis.

ChargePoint did not design and maintain an effective control environment commensurate with its financial reporting requirements. Specifically, ChargePoint did not maintain a sufficient complement of personnel with an appropriate degree of accounting knowledge, experience and training to appropriately analyze, record and disclose accounting matters commensurate with its accounting and reporting requirements. This material weakness contributed to the following additional material weaknesses:

•

ChargePoint did not design and maintain formal accounting policies, procedures and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including accounting for complex features associated with warrants, segregation of duties and adequate controls related to the preparation and review of journal entries; and

•

ChargePoint did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of its consolidated financial statements. Specifically, ChargePoint did not design and maintain (a) program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately and (b) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to its financial applications and data to appropriate company personnel.

The material weaknesses related to the control environment and lack of formal accounting policies, procedures and controls resulted in material adjustments to warrant liabilities, shareholders’ equity and related accounts and disclosures and immaterial adjustments to several other account balances and disclosures in the historical consolidated financial statements.

The IT deficiencies did not result in a misstatement to the consolidated financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Additionally, each of these material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

ChargePoint has begun implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and include the following:

•	Hiring additional finance and accounting personnel to bolster the accounting capabilities and capacity, and to establish and maintain internal control over financial reporting;

•	Designing and implementing controls to formalize roles and review responsibilities to align with the staff’s skills and experience and designing and implementing controls over segregation of duties;

•	Providing ongoing training for personnel on accounting, financial reporting and internal control over financial reporting;

•

Engaging an external advisor to assist with evaluating and documenting the design and operating effectiveness of internal control over financial reporting and assist with the remediation of deficiencies, as necessary;

•	Designing and implementing controls over the preparation and review of journal entries and account reconciliations, including controls over the segregation of duties; and

•	Designing and implementing IT general controls, including controls over the provisioning and monitoring of user access rights and privileges and change management processes and procedures.

ChargePoint is remediating the material weaknesses as efficiently and effectively as possible and remediation efforts could continue beyond the fiscal year ending January 31, 2023. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in us incurring significant costs, and will place significant demands on our financial and operational resources.

In order to maintain and improve the effectiveness of its internal control over financial reporting, ChargePoint has expended, and anticipates that ChargePoint will continue to expend, significant resources, including accounting-related costs and significant management oversight. ChargePoint’s independent registered public accounting firm is not required to formally attest to the effectiveness of its internal control over financial reporting until after it is no longer an “emerging growth company” as defined in the JOBS Act. At such time, ChargePoint’s independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which its internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could adversely affect the business and operating results and could cause a decline in the price of our Common Stock.

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

Additionally, existing laws, regulations, standards and other obligations may be interpreted in new and differing manners in the future, and may be inconsistent among jurisdictions. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance, and limitations on data collection, use, disclosure and transfer for ChargePoint and its customers. The EU and United States agreed in 2016 to a framework for data transferred from the EU to the United States, but this framework has been challenged and recently declared invalid by the Court of Justice of the EU, thereby creating additional legal risk for ChargePoint. Additionally, the EU adopted the GDPR in 2016, and it became effective in May 2018. The GDPR establishes requirements applicable to the handling of personal data and imposes penalties for non-compliance of up to the greater of €20 million or 4% of worldwide revenue. The costs of compliance with, and other burdens imposed by, the GDPR may limit the use and adoption of ChargePoint’s products and services and could have an adverse impact on its business. Further, California adopted the California Consumer Privacy Protection Act (“CCPA”) and the California State Attorney General has begun enforcement actions. Although ChargePoint initiated a compliance program designed to ensure CCPA compliance after consulting with outside privacy counsel, ChargePoint may remain exposed to ongoing legal risks and compliance costs related to CCPA and the new California Privacy Rights Act (“CPRA”) that comes into force January 1, 2023.

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

ChargePoint is subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the UK Bribery Act and possibly other anti-bribery and anti-money laundering laws in countries in which it conducts activities. It faces significant risks if it fails to comply with the FCPA and other anti-corruption laws that prohibit companies and their employees and third-party intermediaries from promising, authorizing, offering or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person or securing any advantage. Any violation of the FCPA, other applicable anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, or severe criminal or civil sanctions, which could have a materially adverse effect on ChargePoint’s reputation, business, operating results and prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources, significant defense costs and other professional fees.

Failure to comply with laws relating to employment could subject ChargePoint to penalties and other adverse consequences.

ChargePoint is subject to various employment-related laws in the jurisdictions in which its employees are based. It faces risks if it fails to comply with applicable United States federal or state wage laws, or wage laws applicable to its employees outside of the United States. In addition, ChargePoint implemented a reduction in force and furloughed employees in 2020, and the attendant layoffs and/or furloughs could create an additional risk of claims being made on behalf of affected employees. Any violation of applicable wage laws or other labor- or employment-related laws could result in complaints by current or former employees, adverse media coverage, investigations and damages or penalties which could have a materially adverse effect on ChargePoint’s reputation, business, operating results and prospects. In addition, responding to any such proceeding may result in a significant diversion of management’s attention and resources, significant defense costs and other professional fees.

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

Further, ChargePoint currently relies on third parties to ensure compliance with certain environmental laws, including those related to the disposal of hazardous and non-hazardous wastes. Any failure to properly handle or dispose of such wastes, regardless of whether such failure is ChargePoint’s or its contractors, may result in liability under environmental laws, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), under which liability may be imposed without regard to fault or degree of contribution for the investigation and clean-up of contaminated sites, as well as impacts to human health and damages to natural resources. Additionally, ChargePoint may not be able to secure contracts with third parties to continue their key supply chain and disposal services for our business, which may result in increased costs for compliance with environmental laws and regulations.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting and the restatement of our financial statements.

Following the issuance of the Staff Statement, the audit committee of our Board, after considering the recommendations of management, determined that it was appropriate to restate our previously filed financial statements for the Non-Reliance Periods. See “Risk Factors—The Pubic Warrants and the Private Placement Warrants are being accounted for as a warrant liability and are being recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Common Stock.” As part of this restatement, we identified a material weakness in our internal control over financial reporting.

As a result of such material weakness, such restatement, the change in accounting for the Public Warrants and the Private Placement Warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Ownership of our Securities

Concentration of ownership among ChargePoint’s existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of May 20, 2021, ChargePoint’s directors, executive officers and their affiliates as a group beneficially own approximately 39.5% of the outstanding Common Stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of the certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

ChargePoint has never paid cash dividends on its capital stock, and does not anticipate paying dividends in the foreseeable future.

ChargePoint has never paid cash dividends on its capital stock and currently intends to retain any future earnings to fund the growth of its business. Any determination to pay dividends in the future will be at the discretion of the Board and will depend on financial condition, operating results, capital requirements, general business conditions and other factors that the Board may deem relevant. As a result, capital appreciation, if any, of Common Stock will be the sole source of gain for the foreseeable future.

Our stock price will be volatile.

The trading price of the Common Stock and the Public Warrants will be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond ChargePoint’s control. These factors include:

•	actual or anticipated fluctuations in operating results;

•	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;

•	issuance of new or updated research or reports by securities analysts or changed recommendations for the industry in general;

•	announcements of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•	operating and share price performance of other companies in the industry or related markets;

•	the timing and magnitude of investments in the growth of the business;

•	actual or anticipated changes in laws and regulations;

•	additions or departures of key management or other personnel;

•	increased labor costs;

•	disputes or other developments related to intellectual property or other proprietary rights, including litigation;

•	the ability to market new and enhanced solutions on a timely basis;

•	sales of substantial amounts of the Common Stock by the Board, executive officers or significant stockholders or the perception that such sales could occur;

•	changes in capital structure, including future issuances of securities or the incurrence of debt; and

•	general economic, political and market conditions.

In addition, the stock market in general, and the stock prices of technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our Common Stock, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.

Anti-takeover provisions contained in our governing documents and applicable laws could impair a takeover attempt.

ChargePoint’s Second A&R Charter and Second A&R Bylaws afford certain rights and powers to the Board that could contribute to the delay or prevention of an acquisition that it deems undesirable. ChargePoint is also subject to Section 203 of the DGCL and other provisions of Delaware law that limit the ability of stockholders in certain situations to effect certain business combinations. Any of the foregoing provisions and terms that has the effect of delaying or deterring a change in control could limit the opportunity for stockholders to receive a premium for their shares of their Common Stock, and could also affect the price that some investors are willing to pay for the Common Stock.

Our Second A&R Charter provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit stockholders’ ability to obtain a more favorable judicial forum for disputes with us or its directors, officers, employees or stockholders.

The Second A&R Charter requires, to the fullest extent permitted by law, that derivative actions brought in name of ChargePoint, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought in the Court of Chancery in the State of Delaware or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of capital stock shall be deemed to have notice of and consented to the forum provisions in the certificate of incorporation. In addition, the Second A&R Charter and Second A&R Bylaws will provide that the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act and the Exchange Act.

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

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with ChargePoint or any of its directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in the certificate of incorporation to be inapplicable or unenforceable in an action, ChargePoint may incur additional costs associated with resolving such action in other jurisdictions, which could harm its business, operating results and financial condition.

We may redeem unexpired Public Warrants prior to their exercise at a time that is disadvantageous to the holders of Public Warrants.

We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Public Warrant; provided that the last reported sales price of our Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give notice of such redemption to the warrant holders. If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. On June 4, 2021, we mailed a Notice of Redemption in respect of the redemption of all of its outstanding Public Warrants that remain outstanding following 5:00 p.m. New York City time on July 6, 2021 for a redemption price of $0.01 per warrant. The Private Placement Warrants that are still held by the initial holders thereof or their permitted transferees are not subject to the redemption. Redemption of the outstanding Public Warrants could force the Public Warrant holders to: (i) exercise their Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so; (ii) sell their Public Warrants at the then-current market price when they might otherwise wish to hold their Public Warrants; or (iii) accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption on July 6, 2021, is likely to be substantially less than the market value of their Public Warrants.

Warrants are exercisable for our Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of April 30, 2021, the Public Warrants and the Private Placement Warrants were exercisable for 13,839,844 shares of Common Stock at a weighted average exercise price of $10.00 per share and there were additional warrants outstanding exercisable for 30,055,243 shares of Common Stock at a weighted average exercise price of $6.81 per share. Any shares of our Common Stock issued upon exercise of the Public Warrants and the Private Placement Warrants and other outstanding warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock.

The Public Warrants and the Private Placement Warrants are being accounted for as a warrant liability and are being recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Common Stock.

Under U.S. GAAP, we are required to evaluate the Public Warrants and the Private Placement Warrants to determine whether they should be accounted for as a warrant liability or as equity. We have concluded that the Public Warrants and the Private Placement Warrants contain provisions requiring liability classification. Therefore, as described in the financial statements of Switchback included herein, we are accounting for the Public Warrants and the Private Placement Warrants as a warrant liability and are recording that liability at fair value upon issuance. We will record any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Common Stock and may cause fluctuations in our results of operations based on factors that are outside of our control.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

The information required by this Item 2 is contained in our Current Report on Form 8-K, as originally filed with the SEC on March 1, 2021 and as subsequently amended on April 1, 2021.

Issuer Purchases of Equity Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits:

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of Switchback (incorporated by reference to Exhibit 3.1 to ChargePoint’s Current Report on Form 8-K (File No. 01- 39004), filed with the SEC on March 1, 2021).

3.2	Second Amended and Restated Bylaws of ChargePoint, effective as of February 26, 2021 (incorporated by reference to Exhibit 3.2 to ChargePoint’s Current Report on Form 8-K (File No. 001-39004), filed with the SEC on March 1, 2021).

10.3+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to ChargePoint’s Current Report on Form 8-K (File No. 001-39004), filed with the SEC on March 1, 2021).

10.4+	ChargePoint Holdings Incentive Bonus Plan (incorporated by reference to Exhibit 10.10 to ChargePoint’s Current Report on Form 8-K (File No. 001-39004), filed with the SEC on March 1, 2021).

10.5+	ChargePoint Holdings, Inc. Compensation Program for Non-Employee Directors (incorporated by reference to Exhibit 10.11 to ChargePoint’s Current Report on Form 8-K (File No. 001-39004), filed with the SEC on March 1, 2021).

10.6	Amended and Restated Registration Rights Agreement, dated February 26, 2021, by and among ChargePoint, and certain stockholders and equityholders of ChargePoint (incorporated by reference to Exhibit 10.13 to ChargePoint’s Current Report on Form 8-K (File No. 001-39004), filed with the SEC on March 1, 2021).

10.7+	Form of Change in Control Vesting Acceleration Agreement for ChargePoint (Europe) (incorporated by reference to Exhibit 10.18 to ChargePoint’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File no. 333-253759), filed with the SEC on May 28, 2021).

10.8+	Form of Severance and Change in Control Agreement for ChargePoint (US) (incorporated by reference to Exhibit 10.19 to ChargePoint’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File no. 333-253759), filed with the SEC on May 28, 2021).

10.9+	Form of Severance and Change in Control Agreement for ChargePoint Europe Holdings B.V. (Europe) (incorporated by reference to Exhibit 10.20 to ChargePoint’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File no. 333-253759), filed with the SEC on May 28, 2021).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

**	Furnished herewith

†	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

+	Denotes management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 11, 2021
CHARGEPOINT HOLDINGS, INC.

	By:	/s/ Rex S. Jackson
	Name:	Rex S. Jackson
	Title:	Chief Financial Officer and Principal Financial Officer