Form 10-Q
period 2021-07-31
ChargePoint Holdings, Inc.
filed 2021-09-10
CIK 1777393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number
001-39004

ChargePoint Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1747686
(State or other jurisdiction of incorporation or org anization)	(IRS Employer Identification No.)

240 East Hacienda Avenue Campbell, CA	95008
(Address of principal executive offices)	(Zip Code)
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
of the Act).     Yes  ☐    No  ☒
The registrant had outstanding 322,602,267 shares of common stock as of August 31, 2021.

CHARGEPOINT HOLDINGS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form
10-Q
(this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of present or historical fact included in this Quarterly Report, regarding the future financial performance of ChargePoint Holdings, Inc. (“ChargePoint” or the “Company”), as well as ChargePoint’s strategy, future operations, future operating results, financial position, expectations regarding revenue, losses, and costs, margins, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project” or the negative of such terms and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These statements are based on various assumptions, whether or not identified herein, and on the current expectations of ChargePoint’s management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as a guarantee, an assurance, a prediction or a definitive statement of, fact or probability. Actual events and circumstances are difficult or impossible to predict and may differ from assumptions, and such differences may be material. Many actual events and circumstances are beyond the control of ChargePoint. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about ChargePoint that may cause the actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. If any of these risks materialize or ChargePoint’s assumptions prove incorrect, actual results could differ materially from the results implied by these forward-looking statements. There may be additional risks that ChargePoint does not presently know or that ChargePoint currently believes are immaterial that could also cause actual results to differ from those contained in the forward-looking statements. In addition, forward-looking statements reflect ChargePoint’s expectations, plans or forecasts of future events and views as of the date hereof. The Company anticipates that subsequent events and developments will cause ChargePoint’s assessments to change. These forward-looking statements should not be relied upon as representing ChargePoint’s assessments as of any date subsequent to the date hereof. Accordingly, undue reliance should not be placed upon the forward-looking statements. The Company cautions you that these forward-looking statements are subject to numerous risk and uncertainties, most of which are all difficult to predict and many of which are beyond the control of ChargePoint.
The following factors, among others, could cause actual results to differ materially from forward-looking statements:

•	ChargePoint’s success in retaining or recruiting, or changes in, its officers, key employees or directors;

•	changes in applicable laws or regulations;

•	the possibility that COVID-19 may adversely affect the results of operations, financial position and cash flows of ChargePoint;

•	COVID-19-related supply chain disruptions and expense increases;

•	unexpected delays in new product introductions;

•	ChargePoint’s ability to expand its business in Europe;

•	ChargePoint’s ability to integrate newly acquired assets and businesses into ChargePoint’s own business;

•	the electric vehicle (“EV”) market may not continue to grow as expected;

•	ChargePoint may not attract a sufficient number of fleet owners as customers;

•
incentives from governments or utilities may be reduced, which could reduce demand for EVs, or the portion of regulatory credits that customers claim may increase, which would reduce ChargePoint’s revenue from this source;

•	the impact of competing technologies that could reduce the demand for EVs;

•	technological changes;

•	data security breaches or other network outages;

•	ChargePoint’s ability to remediate its material weaknesses in internal control over financial reporting;

•	the possibility that ChargePoint may be adversely affected by other economic, business or competitive factors; and

•
any further changes to ChargePoint’s financial statements that may be required due to SEC comments to the Form
10-K,
as amended, or further guidance regarding the accounting treatment of the Public Warrants and the Private Placement Warrants (each as defined below), and the quantitative effects of the restatement of Switchback Energy Acquisition Corporation’s (“Switchback”) consolidated historical financial statements.

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

Part I - Financial Information

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ChargePoint Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	July 31, 2021	January 31, 2021
	(in thousands, except share and per share data)
Assets
Current assets:

Cash and cash equivalents	$618,089	$145,491
Restricted cash	400	400
Accounts receivable, net of allowance of $2,000 as of July 31, 2021 and January 31, 2021	42,708	35,075
Inventories	27,916	33,592
Prepaid expenses and other current assets	22,138	12,074

Total current assets	711,251	226,632
Property and equipment, net	32,265	29,988
Operating lease right-of-use assets	20,834	21,817
Goodwill	1,215	1,215
Other assets	5,023	10,468

Total assets	$770,588	$290,120

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$28,416	$19,784
Accrued and other current liabilities	51,980	47,162
Deferred revenue	47,769	40,934
Debt, current	—	10,208
Total current liabilities	128,165	118,088
Deferred revenue, noncurrent	58,000	48,896
Debt, noncurrent	—	24,686
Operating lease liabilities	21,582	22,459
Common stock warrant liabilities	26,868	—
Redeemable convertible preferred stock warrant liability	—	75,843
Other long-term liabilities	961	972

Total liabilities	235,576	290,944

Commitments and contingencies (Note 7)
Redeemable convertible preferred stock: $0.0001 par value; 0 and 185,180,248 shares authorized as of July 31, 2021 and January 31, 2021, respectively; 0 and 182,934,257 shares issued and outstanding as of July 31, 2021 and January 31, 2021, respectively (liquidation value: $0 and $17,492,964 as of July 31, 2021 and January 31, 2021, respectively)	—	615,697
Stockholders’ equity (deficit):
Common stock: $0.0001 par value; 1,000,000,000 and 299,771,284 shares authorized as of July 31, 2021 and January 31, 2021, respectively; 322,170,484 and 22,961,032 shares issued and outstanding as of July 31, 2021 and January 31, 2021, respectively	32	2
Preferred stock, $0.0001 par value; 10,000,000 and 0 shares authorized as of July 31, 2021 and January 31, 2021, respectively; 0 issued and outstanding as of July 31, 2021 and January 31, 2021	—	—
Additional paid-in capital	1,216,893	62,736
Accumulated other comprehensive income	150	155
Accumulated deficit	(682,063)	(679,414)

Total stockholders’ equity (deficit)	535,012	(616,521)

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$770,588	$290,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Revenue
Networked charging systems	$40,874	$21,368	$67,674	$41,025
Subscriptions	12,082	9,811	22,906	18,815
Other	3,165	3,778	6,051	7,893
Total revenue	56,121	34,957	96,631	67,733
Cost of revenue
Networked charging systems	35,384	20,408	59,126	39,024
Subscriptions	7,830	4,452	13,470	9,225
Other	2,130	1,069	4,041	2,692
Total cost of revenue	45,344	25,929	76,637	50,941
Gross profit	10,777	9,028	19,994	16,792
Operating expenses
Research and development	40,410	17,126	65,784	35,152
Sales and marketing	21,923	10,966	37,897	25,167
General and administrative	22,732	4,466	37,199	9,555
Total operating expenses	85,065	32,558	140,880	69,874
Loss from operations	(74,288)	(23,530)	(120,886)	(53,082)
Interest income	25	37	47	280
Interest expense	—	(793)	(1,499)	(1,628)
Change in fair value of redeemable convertible preferred stock warrant liability	—	(11,516)	9,237	(10,981)
Change in fair value of common stock warrant liabilities	(10,421)	—	33,340	—
Change in fair value of contingent earnout liability	—	—	84,420	—
Transaction costs expensed	—	—	(7,031)	—
Other (expense) income, net	(189)	563	(174)	131
Net loss before income taxes	(84,873)	(35,239)	(2,546)	(65,280)
Provision for income taxes	65	48	103	105
Net loss	$(84,938)	$(35,287)	$(2,649)	$(65,385)
Accretion of beneficial conversion feature of redeemable convertible preferred stock	—	(58,625)	—	(58,625)
Cumulative dividends on redeemable convertible preferred stock	—	—	(4,292)	—
Deemed dividends attributable to vested option holders	—	—	(51,855)	—
Deemed dividends attributable to common stock warrant holders	—	—	(110,635)	—
Net loss attributable to common stockholders - Basic	$(84,938)	$(93,912)	$(169,431)	$(124,010)
Gain attributable to earnout shares issued	—	—	(84,420)	—
Change in fair value of dilutive warrants	(7,427)	—	(53,540)	—
Net loss attributable to common stockholders - Diluted	$(92,365)	$(93,912)	$(307,391)	$(124,010)
Weighted average shares outstanding - Basic	312,227,526	13,468,677	266,197,482	12,822,481
Weighted average shares outstanding - Diluted	313,602,100	13,468,677	275,577,000	12,822,481
Net loss per share - Basic	$(0.27)	$(6.97)	$(0.64)	$(9.67)
Net loss per share - Diluted	$(0.29)	$(6.97)	$(1.12)	$(9.67)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net loss	$(84,938)	$(35,287)	$(2,649)	$(65,385)
Other comprehensive income (loss):
Foreign currency translation adjustment	(12)	92	(5)	36
Unrealized loss on short-term investments, net of t a x	—	(23)	—	(23)

Other comprehensive (loss) income	(12)	69	(5)	13

Comprehensive loss	$(84,950)	$(35,218)	$(2,654)	$(65,372)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares (1)	Amount	Shares (1)	Amount
	(in thousands, except share data)
Balances as of January 31, 2021	182,934,257	$615,697	22,961,032	$2	$62,736	$155	$(679,414)	$(616,521)
Conversion of redeemable conv e rtible preferred stock into common stock in connection with the reverse recapitalization, including impact of Series H-1 paid in kind dividend	(182,934,257)	(615,697)	194,060,336	20	615,677	—	—	615,697
Reclassification of Legacy ChargePoint preferred stock warrant liability upon the reverse recapitalization	—	—	—	—	66,606	—	—	66,606
Issuance of common stock upon the reverse recapitalization, net of issuance costs	—	—	60,746,989	6	200,460	—	—	200,466
Issuance of common stock upon exercise of warrants	—	—	9,766,774	1	225,375	—	—	225,376
Contingent earnout liability recognized upon the closing of the reverse recapitalization	—	—	—	—	(828,180)	—	—	(828,180)
Issuance of earnout shares upon triggering events, net of tax withholding	—	—	17,539,657	2	488,303	—	—	488,305
Reclassification of remaining contingent earnout liability upon triggering event	—	—	—	—	242,640	—	—	242,640
Vesting of early exercised stock options	—	—	—	—	78	—	—	78
Repurchase of early exercised common stock	—	—	(1,588)	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,577	—	—	7,577
Net income	—	—	—	—	—	—	82,289	82,289
Other comprehensive income	—	—	—	—	—	7	—	7

Balances as of April 30, 2021	—	—	305,073,200	31	1,081,272	162	(597,125)	484,340
Issuance of common stock upon release of restricted stock units	—	—	652,901	—	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	4,378,568	—	113,608	—	—	113,608
Issuance of common stock upon exercise of vested stock options	—	—	3,292,219	—	1,761	—	—	1,761
Issuance of earnout shares upon triggering events, net of tax withholding	—	—	8,773,596	1	(8,081)	—	—	(8,080)
Vesting of early exercised stock options	—	—	—	—	40	—	—	40
Stock-based compensation	—	—	—	—	28,293	—	—	28,293
Net loss	—	—	—	—	—	—	(84,938)	(84,938)
Other comprehensive loss	—	—	—	—	—	(12)	—	(12)

Balances as of July 31, 2021	—	$—	322,170,484	$32	$1,216,893	$150	$(682,063)	$535,012

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares (1)	Amount	Shares (1)	Amount
			(in thousands, except share data)
Balances as of January 31, 2020	160,583,203	$520,241	11,918,418	$1	$20,331	$37	(482,390)	$(462,021)
Issuance of common stock upon exercise of vested stock options	—	—	1,071,203	—	436	—	—	436
Vesting of early exercised stock options	—	—	—	—	10	—	—	10
Stock-based compensation	—	—	—	—	910	—	—	910
Net loss	—	—	—	—	—	—	(30,098)	(30,098)
Other comprehensive loss	—	—	—	—	—	(56)	—	(56)

Balances as of April 30, 2020	160,583,203	520,241	12,989,621	1	21,687	(19)	(512,488)	(490,819)
Issuance of redeemable convertible preferred stock and common warrants, net of issuance costs	21,783,334	92,433	—	—	—	—	—	—
Issuance of common stock warrants in connection with Series H-1 redeemable convertible preferred stock	—	—	—	—	31,390	—	—	31,390
Beneficial conversion feature in connection with Series H-1 redeemable preferred stock	—	(58,625)	—	—	58,625	—	—	58,625
Accretion of beneficial conversion feature in connection with Series H-1 redeemable preferred stock	—	58,625	—	—	(58,625)	—	—	(58,625)
Issuance of common stock upon exercise of vested stock options	—	—	1,523,641	—	1,095	—	—	1,095
Issuance of common stock related to early exercise of stock options	—	—	66,440	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	1	—	—	1
Stock-based compensation	—	—	—	—	1,190	—	—	1,190
Net loss	—	—	—	—	—	—	(35,287)	(35,287)
Other comprehensive income	—	—	—	—	—	69	—	69

Balances as of July 31, 2020	182,366,537	$612,674	14,579,702	$1	$55,363	$50	$(547,775)	$(492,361)

(1)
The shares of the Company’s common and redeemable convertible preferred stock, prior to the Merger (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 0.9966 established in the Merger as described in Note 3.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended July 31,
	2021	2020
	(in thousands)
Cash flows from operating activities
Net loss	$(2,649)	$(65,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,576	4,684
Non-cash operating lease cost	1,963	1,749
Stock-based compensation	35,870	2,100
Amortization of deferred contract acquisition costs	829	538
Change in fair value of redeemable convertible preferred stock warrant liability	(9,237)	—
Change in fair value of common stock warrant liabilities	(33,340)	10,981
Change in fair value of contingent earnout liability	(84,420)	—
Transaction costs expensed	7,031	—
Other	1,236	683
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(7,657)	16,188
Inventories	5,620	(7,427)
Prepaid expenses and other assets	(9,325)	(3,335)
Operating lease liabilities	(953)	(2,031)
Accounts payable	9,293	(9,324)
Accrued and other liabilities	3,027	(4,054)
Deferred revenue	15,938	4,564

Net cash used in operating activities	(61,198)	(50,069)

Cash flows from investing activities
Purchases of property and equipment	(7,788)	(5,962)
Maturities of investments	—	47,014

Net cash (used in) provided by investing activities	(7,788)	41,052

Cash flows from financing activities
Proceeds from issuance of redeemable convertible preferred stock	—	92,433
Proceeds from the exercise of public warrants	117,598	31,390
Merger and PIPE financing	511,646	—
Payments of transaction costs related to Merger	(32,468)	—
Payment of tax withholding obligations on settlement of earnout shares	(20,894)	—
Repayment of borrowings	(36,051)	—
Proceeds from exercises of vested and unvested stock options	1,759	1,542

Net cash provided by financing activities	541,590	125,365

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(6)	36
Net increase in cash, cash equivalents, and restricted cash	472,598	116,384
Cash, cash equivalents, and restricted cash at beginning of period	145,891	73,153

Cash, cash equivalents, and restricted cash at end of period	$618,489	$189,537

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Cash Flows - (continued)
Six Months Ended July 31, 2021 and 2020 (Unaudited)

	Six Months Ended July 31,
	2021	2020
	(in thousands)
Supplementary cash flow information
Cash paid for interest	$344	$1,402
Cash paid for taxes	$115	$105
Supplementary cash flow information on noncash investing and financing activities
Accretion of beneficial conversion feature of redeemable convertible preferred stock	$—	$58,625
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization	$615,697	$—
Reclassification of Legacy ChargePoint redeemable convertible preferred stock warrant liability upon the reverse capitalization	$66,606	$—
Contingent earnout liability recognized upon the closing of the reverse recapitalization	$828,180	$—
Reclassification of remaining contingent earnout liability upon triggering event	$242,640	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Description of Business and Basis of Presentation
ChargePoint Holdings, Inc. (“ChargePoint” or the “Company,” “it,” “its”) designs, develops, and markets networked electric vehicle (“EV”) charging system infrastructure (“Networked Charging Systems”) and cloud-based services which enable consumers the ability to locate, reserve, authenticate and transact EV charging sessions (“Cloud” or “Cloud Services”). As part of ChargePoint’s Networked Charging Systems, subscriptions and other offerings, it provides an open platform that integrates with system hardware from ChargePoint and other manufacturers, connecting systems over an intelligent network that provides real-time information about charging sessions and full control, support and m
a
nagement of the Networked Charging Systems. This network provides multiple web-based portals
for charging system owners, fleet managers, drivers, and utilities.
In addition, the Company offers extended parts and labor warranty (“Assure”) that includes proactive monitoring, fast response times, expert advice and robust reporting. The ChargePoint as a Service (“CPaaS”) program combines the customer’s use of ChargePoint’s owned and operated systems with Cloud Services, Assure and other benefits available to subscribers into one subscription.
The Company’s fiscal year ends on January 31. References to fiscal year 2021 relate to the fiscal year ended January 31, 2021 and to fiscal year 2022 refer to the fiscal year ending January 31, 2022.
Basis of Presentation
The condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended January 31, 2021 and the related notes included in the Company’s Registration Statement on Form S-1 filed with the SEC on July 12, 2021, which provides a more complete discussion of the Company’s accounting policies and certain other information. The information as of January 31, 2021 included on the condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position as of July 31, 2021 and the results of operations for the three and six months ended July 31, 2021 and 2020, and cash flows for the six months ended July 31, 2021 and 2020. The results of operations for the three and six months ended July 31, 2021 are not necessarily indicative of the results that may be expected for the year ending January 31, 2022.
The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has been engaged in developing its product offerings, raising capital, and recruiting personnel. The Company’s operating plan may change as a result of many factors currently unknown and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company, and it may need to seek additional funds sooner than planned. If adequate funds are not available to the Company on a timely basis, it may be required to delay, limit, reduce, or terminate certain commercial efforts, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of the Company’s stockholders. The Company has incurred net operating losses and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of July 31, 2021, the Company had an accumulated deficit of $682.1 million.
The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock, borrowings under its loan facilities, customer payments and proceeds from the Reverse Recapitalization (as defined below). The Company had cash, cash equivalents, and restricted cash of $618.5 million as of July 31, 2021. As of September 10, 2021, the date on which these condensed consolidated financial statements were available to be issued, the Company believes that its cash on hand, together with cash generated from sales to customers, will satisfy its working capital and capital requirements for at least the next twelve months.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company’s assessment of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties. The Company’s actual results could vary as a result of, and its near- and long-term future capital requirements will depend on, many factors, including its growth rate, subscription renewal activity, the timing and extent of spending to support its acquisitions, infrastructure and research and development efforts, the expansion of sales and marketing activities, the timing of new introductions of products or features, the continuing market adoption of its Networked Charging Systems platform, and the overall market acceptance of EVs. The Company has and may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. The Company has based its estimates on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. The Company may be required to seek additional equity or debt financing. Future liquidity and cash requirements will depend on numerous factors, including market penetration, the introduction of new products, and potential acquisitions of related businesses or technology. In the event that additional financing is required from outside sources, the Company may not be able to raise it on acceptable terms or at all. If the Company is unable to raise additional capital when desired, or if it cannot expand its operations or otherwise capitalize on its business opportunities because it lacks sufficient capital, its business, operating results, and financial condition would be adversely affected.
On February 26, 2021 (“Closing Date”), Switchback Energy Acquisition Corporation (“Switchback”) consummated the previously announced transactions pursuant to which Lightning Merger Sub Inc., a wholly owned subsidiary of Switchback incorporated in the State of Delaware (“Lightning Merger Sub”), merged with ChargePoint, Inc., a Delaware corporation (“Legacy ChargePoint”); Legacy ChargePoint survived as a wholly-owned subsidiary of Switchback (such transactions, the “Merger,” and, collectively with the other transactions described in the Merger Agreement (as defined below), the “Reverse Recapitalization”). Further, as a result of the Merger, Switchback was renamed “ChargePoint Holdings, Inc.”
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
Common Stock Warrants Liabilities
The Company assumed 10,470,562 publicly-traded warrants (“Public Warrants”) and 6,521,568 private placement warrants issued to NGP Switchback, LLC (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) upon the Merger, all of which were issued in connection with Switchback’s initial public offering and subsequent overallotment (other than 1,000,000 Private Placement Warrants which
were issued in connection with the closing of the Merger) and entitle the holder to purchase one share of the Company’s Common stock, par value $0.0001 (“Common Stock”) at an exercise price of $11.50 per share. During the six months ended July 31, 2021, 10,226,081 Public Warrants and 4,347,712 Private Placement Warrants were exercised and the remaining
 244,481 Public
Warrants outstanding as of the July 6, 2021 redemption date were redeemed for cash. The Public Warrants, prior to their redemption, were publicly traded and were exercisable for cash unless certain conditions occurred, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants could be cashlessly exercised. The Private Placement Warrants are not redeemable for cash so long as they are held by the initial purchasers or their permitted transferees but may be redeemable for common stock if certain other conditions are met. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company evaluated the Common Stock Warrants and concluded that they do not meet the criteria to be classified within stockholders’ equity. The agreement governing the Common Stock Warrants includes a provision (“Replacement of Securities Upon Reorganization”), the application of which could result in a different settlement value for the Common Stock Warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed
option on the Company’s ordinary shares, the Private Placement Warrants are not considered to be “indexed to the Company’s own stock.” In addition, the provision provides that in the event of a tender or exchange offer accepted by holders of more than 50% of the outstanding shares of the Company’s ordinary shares, all holders of the Common Stock Warrants (both the Public Warrants and the Private Placement Warrants) would be entitled to receive cash for all of their Common Stock Warrants. Specifically, in the event of a qualifying cash tender offer (which could be outside of the Company’s control), all Common Stock Warrant holders would be entitled to cash, while only certain of the holders of the Company’s ordinary shares may be entitled to cash. These provisions preclude the Company from classifying the C
o
mmon Stock Warrants in stockholders’ equity. As the Common Stock Warrants meet the definition of a derivative, the Company recorded these warrants as liabilities on the consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in the condensed consolidated statements of operations and comprehensive loss at each reporting date
.
Contingent Earnout

Liability
In connection with the Reverse Recapitalization and pursuant to the Merger Agreement and Plan of Merger dated as of September 23, 2020 by and among the Company, Lightning Merger Sub Inc., and Switchback (“Merger Agreement”), eligible ChargePoint equity holders were entitled to receive as additional merger consideration shares of the Company’s Common Stock upon the Company achieving certain Earnout Triggering Events (as described in the Merger Agreement and Note 9). In accordance with ASC
815-40,
the earnout shares were not indexed to the Common Stock and therefore were accounted for as a liability at the Reverse Recapitalization date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations.
The estimated fair value of the contingent consideration was determined using a Monte Carlo simulation using a distribution of potential outcomes on a monthly basis over the Earnout Period (as defined in Note 9) prioritizing the most reliable information available. The assumptions utilized in the calculation were based on the achievement of certain stock price milestones, including the current Company Common Stock price, expected volatility, risk-free rate, expected term and dividend rate.
Until its settlement the contingent earnout liability was categorized as a Level 3 fair value measurement (see Fair Value of Financial Instruments accounting policy as described above) because the Company estimated projections during the Earnout Period utilizing unobservable inputs. Contingent earnout payments involve certain assumptions requiring significant judgment and actual results can differ from assumed and estimated amounts.

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
Concentration of credit risk with respect to trade accounts receivable is considered to be limited due to the diversity of the Company’s customer base and geographic sales areas. As of July 31, 2021 and January 31, 2021, one customer individually accounted for 9% and 16% of accounts receivable, net, respectively. For the six months ended July 31, 2021 and 2020, there were no customers that represented 10% or more of total revenue.
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
COVID-19
as a pandemic. The impact of
COVID-19,
including changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. The spread of
COVID-19
has disrupted ChargePoint’s supply chain and heightened its freight and logistic costs, and has similarly disrupted manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, which has led to fluctuations in EV sales around the world.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As a result of the
COVID-19
pandemic, ChargePoint initially modified its business practices (including reducing employee travel, recommending that all non-essential
personnel work from home and cancelling or reducing physical participation in sales activities, meetings, events and conferences), implemented additional safety protocols for essential workers, and implemented temporary cost cutting measures in order to reduce its operating costs
.
 The Company may take further actions as may be required by government authorities or that it determines are in the best interests of its employees, customers, suppliers, vendors and business partners
.
While the ultimate duration and extent of the
COVID-19
pandemic depends on current and future developments that cannot be accurately predicted, such as the extent and effectiveness of containment actions and vaccinations, it has already had an adverse effect on the global economy, the ultimate societal and economic impact of the
COVID-19
pandemic remains unknown. The effect of the COVID-19 pandemic can also vary over time and across the geographies in which ChargePoint operates. For example, variations in work-from-home policies can cause fluctuations in ChargePoint’s revenues, and the Company believes that since people are not yet fully back to work it has not yet seen the full return of commercial customer demand for its products. The conditions caused by the COVID-19 pandemic, such as more permanent work-from-home policies, are likely to continue affecting the rate of global infrastructure spending, and thus to continue to adversely impact ChargePoint’s gross margins as the Company’s commercial business contributes higher margins than its residential and fleet businesses. Further, the COVID-19 pandemic could continue to heighten supply chain pricing and logistics expenses, and could, for example, adversely impact ChargePoint’s gross margins through heightened supply chain expenses, and could adversely affect demand for ChargePoint’s platforms, lengthen its sales cycles, reduce the value, renewal rate or duration of subscriptions, negatively impact collections of accounts receivable, reduce expected spending from new customers, cause some of its paying customers to go out of business and limit the ability of its direct sales force to travel to customers and potential customers, all of which could adversely affect its business, results of operations and financial condition.
Segment Reporting
The Company operates as one operating segment because its

Chief Executive Officer, as the Company’s chief operating decision maker reviews its financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance.
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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Remaining Performance Obligations
Remaining performance obligations represents the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancellable contracted
amounts that will be invoiced and recognized as revenue in future periods. The Company’s Assure, Cloud, and CPaaS subscription terms typically range from one to five years and are paid up-front
. Revenue expected to be recognized from remaining performance obligations was $118.2 million as of July 31, 2021, of which 42 % is expected to be recognized over the next twelve months
.
Deferred Revenue
Deferred revenue represents billings or payments received in advance of revenue recognition and is recognized in revenue upon transfer of control. Balances consist primarily of Cloud Services and Assure services not yet provided as of the balance sheet date. Contract assets, which represent services provided or products transferred to customers in advance of the date the Company has a right to invoice, are netted against deferred revenue on a customer-by-customer basis.
Deferred revenue that will be recognized during the succeeding twelve-month
period is recorded as current deferred revenue with the remainder recorded as deferred revenue, non-current
on the condensed consolidated balance sheets.
Total current and non-current deferred revenue was
$105.8 million and $89.8
million as of July 31, 2021 and January 31, 2021, respectively. The Company recognized $7.7 million and $4.6 million of revenue during the three months ended July 31, 2021 and July 31, 2020, and
$22.9 million and $21.0
million of revenue during the six months ended July 31, 2021 and July 31, 2020, respectively, that was included in the deferred revenue balance at the beginning of the period.
Accounting Pronouncements
The Company can adopt new or revised accounting guidance as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) either (1) within the same periods as those otherwise applicable to public business entities, or (2) within the same time periods as non-public business
entities, including early adoption when permissible. With the exception of standards the Company elected to early adopt when permissible, the Company has elected to adopt new or revised accounting guidance within the same time period as non-public business
entities, as indicated below. Based on the Company’s public float as of July 31, 2021, it will become a large accelerated filer, and lose emerging growth company status, as of January 31, 2022. As of January 31, 2022, the Company will be required to adopt new or revised accounting standards when they are applicable to public companies that are not emerging growth companies.
Recently Issued Accounting Standards Not Yet Adopted
In June 2016, the FASB issued
ASU 2016-13,
Financial Instruments
 — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,
and has since released various amendments including ASU
No. 2019-04.
The guidance modifies the measurement of expected credit losses on certain financial instruments. The Company will become a large accelerated filer effective January 31, 2022, at which point the Company will follow the timeline for adoption of new accounting pronouncements for public companies. As a result, the Company will adopt ASU 2016-13 for the January 31, 2022 annual period, with a modified retrospective application to all outstanding instruments and a cumulative effect adjustment recorded to opening retained earnings as of February 1, 2021 and is currently assessing the impact the guidance will have on its condensed consolidated financial statements.
In December 2019, the FASB issued ASU
2019-12,
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,
which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as the elimination of exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, the recognition of deferred tax liabilities for outside basis differences, ownership changes in investments, and tax basis step-up in
goodwill obtained in a transaction that is not a business combination. The guidance will be effective for annual reporting periods beginning after December 15, 2020, including interim periods therein. As a result, the Company will adopt ASU 2019-12 for the January 31, 2022 annual period and is currently assessing the impact the guidance will have on its condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In August 2020, the FASB issued ASU
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40),
which modifies and simplifies accounting for convertible instruments. The new guidance eliminates certain separation models that require separating embedded conversion features from convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. The guidance will be effective for annual reporting periods beginning after December 15, 2020. As a result, the Company will adopt ASU 2020-06 for the January 31, 2022 annual period and is currently assessing the impact the guidance will have on its condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3.	Reverse Recapitalization
On February 26, 2021, Lightning Merger Sub, a wholly-owned subsidiary of Switchback, merged with Legacy ChargePoint, with Legacy ChargePoint surviving as a wholly-owned subsidiary of Switchback. As a result of the Merger, Switchback was renamed “ChargePoint Holdings, Inc.” Immediately prior to the closing of the Merger:

•
all 22,427,306 shares of Legacy ChargePoint’s outstanding Series
H-1
redeemable convertible preferred stock
were
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
were
converted into an equivalent number of shares of Legacy ChargePoint common stock on a one-to-one
basis;

•
all 45,376 shares of Legacy ChargePoint’s outstanding Series C redeemable convertible preferred stock were
converted into an equivalent number of shares of Legacy ChargePoint common stock on a 1:73.4403 basis;

•
all 130,590 shares of Legacy ChargePoint’s outstanding Series B redeemable convertible preferred stock were
converted into an equivalent number of shares of Legacy ChargePoint common stock on a 1:42.9220 basis; and

•
all 29,126 shares of Legacy ChargePoint’s outstanding Series A redeemable convertible preferred stock were
converted into an equivalent number of shares of Legacy ChargePoint common stock on a 1:48.2529 basis.

At the Merger, eligible ChargePoint equity holders received or had
the right to receive shares of Common Stock at a deemed value of $10.00 per share after giving effect to the exchange ratio of 0.9966 as defined in the Merger Agreement (“Exchange Ratio”). Accordingly, immediately following the consummation of the Merger, Legacy ChargePoint common stock exchanged into 217,021,368 shares of Common Stock
,
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
Pursuant to the terms of a letter agreement the initial Switchback stockholders entered into in connection with the execution of the Merger Agreement (“Founders Stock Letter”), the initial stockholders surrendered 984,706 of Switchback Class B common stock shares purchased by NGP Switchback, LLC, a Delaware limited liability company (“Sponsor”) prior to Switchback Public Offering on May 16, 2019 ( “Founder Shares”) for no consideration, whereupon such Founder Shares were immediately cancelled. Additionally, 900,000 Founder Earn Back Shares, which were previously subjected to potential forfeiture until the closing volume weighted average price per share of Common Stock achieved
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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The number of shares of Common Stock issued immediately following the consummation of the Merger was as follows:

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
In connection with the Merger, the Company raised $511.6 million of proceeds including the contribution of $286.6 million of cash held in Switchback’s trust account from its initial public offering, net of redemptions of Switchback public stockholders of $0.3 million, and $225.0 million of cash in connection with the PIPE financing. The Company incurred $36.5 million of transaction costs, consisting of banking, legal, and other professional fees, of which $29.5 million was recorded as a reduction to additional paid-in
capital of proceeds and the remaining $7.0 million was expensed in the condensed consolidated statements of operations.

(1)	This includes 900,000 contingently forfeitable Founder Earn Back Shares pending the occurrence of the Founder Earn Back Triggering Event, which was met on March 12, 2021
(2)
The number of Legacy ChargePoint shares was determined from the 217,761,738 shares of Legacy ChargePoint common stock outstanding immediately prior to the closing of the Merger converted at the exchange ratio of 0.9966. All fractional shares were rounded down.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4.	Fair Value Measurements
The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

	Fair Value Measured as of July 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds	$454,713	$—	$—	$454,713

Total financial assets	$454,713	$—	$—	$454,713

Liabilities
Common stock warrant liabilities (Private Placement)	$—	$—	$26,868	$26,868

Total financial liabilities	$—	$—	$26,868	$26,868

	Fair Value Measured as of January 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds	$109,703	$—	$—	$109,703

Total financial assets	$109,703	$—	$—	$109,703

Liabilities
Redeemable convertible preferred stock warrant liability	$—	$—	$75,843	$75,843

Total financial liabilities	$—	$—	$75,843	$75,843

The money market funds were classified as cash and cash equivalents on the condensed consolidated balance sheets. The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of July 31, 2021 and January 31, 2021. Realized gains and losses, net of tax, were not material for any of the periods presented.
As of July 31, 2021 and January 31, 2021, the Company had no investments with a contractual maturity of greater than one year.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments:

	Redeemable convertible preferred stock warrant liability	Private placement warrant liability	Earnout liability
	(in thousands)
Fair value as of January 31, 2021	$(75,843)	$—	$—
Private placement warrant liability acquired as part of the merger	—	(127,888)	—
Contingent earnout liability recognized upon the closing of the reverse recapitalization	—	—	(828,180)
Change in fair value included in other income (expense), net	9,237	49,264	84,420
Reclassification of warrants to stockholders’ equity (deficit) due to exercise	—	51,756	—
Reclassification of Legacy ChargePoint preferred stock warrant liability upon the reverse capitalization	66,606	—	—
Issuance of earnout shares upon triggering events	—	—	501,120
Reclassification of remaining contingent earnout liability upon triggering event	—	—	242,640

Fair value as of July 31, 2021	$—	$(26,868)	$—

The fair
values
of the private placement warrant liability, redeemable convertible preferred stock warrant liability and earnout liability are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The significant unobservable inputs used in the fair value measurements of the private placement warrant liability, the redeemable convertible preferred stock warrant liability and the earnout liability include the expected volatility and dividend yield. In determining the fair value of the private placement warrant liability, the Company used the Binomial Lattice Model (“BLM”) that assumes optimal exercise of the Company’s redemption option at the earliest possible date (Note 9). In determining the fair value of the redeemable convertible preferred stock warrant liability, the Company used the
Black-Scholes Option Pricing Model (“Black-Scholes”) to estimate the fair value using unobservable inputs including the expected term, expected volatility, risk-free interest rate and dividend yield (see Note 9). In determining the fair value of the earnout liability, the Company used the Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout Period using the most reliable information available (see Note 9).

5.	Composition of Certain Financial Statement Items
Inventories
Inventories consisted of the following:

	July 31, 2021	January 31, 2021
	(in thousands)
Raw materials	$8,421	$13,029
Work-in-progress	—	68
Finished goods	19,495	20,495

Total Inventories	$27,916	$33,592

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Property and equipment, net
Property and equipment, net consisted of the following:

	July 31, 2021	January 31, 2021
	(in thousands)
Furniture and fixtures	$899	$1,594
Computers and software	5,843	5,384
Machinery and equipment	12,140	10,605
Tooling	9,666	7,705
Leasehold improvements	9,680	9,398
Owned and operated systems	20,582	17,703
Construction in progress	2,760	2,462

	61,570	54,851

Less: Accumulated depreciation	(29,305)	(24,863)

Total Property and Equipment, Net	$32,265	$29,988

Depreciation expense for the three months ended July 31, 2021 and 2020 was $2.9 million and $2.4 million, respectively.
Depreciation expense for the six months ended July 31, 2021 and 2020 was $5.6 million and $4.7 million, respectively.
Accrued and other current liabilities
Accrued and other current liabilities consisted of the following:

	July 31, 2021	January 31, 2021
	(in thousands)
Accrued expenses	$19,113	$18,404
Refundable customer deposits	7,488	6,482
Taxes payable	6,495	5,213
Payroll and related expenses	7,372	7,547
Warranty accruals	3,100	3,000
Operating lease liabilities, current	3,130	2,393
Other liabilities	5,282	4,123

Total Accrued and Other Current Liabilities	$51,980	$47,162

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Revenue
Revenue consisted of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
United States	$51,109	$32,347	$86,219	$62,638
Rest of World	5,012	2,610	10,412	5,095

Total revenue	$56,121	$34,957	$96,631	$67,733

6.	Debt
In July 2018, the Company entered into a term loan facility with certain lenders (“2018 Loan”) with a borrowing capacity of $45.0 million to finance working capital and repay all outstanding amounts owed under previous loans. The Company borrowed $35.0 million, with issuance costs of $1.1 million and net proceeds of $33.9 million. The 2018 Loan was secured by substantially all of the Company’s assets, contained customary affirmative and negative covenants, and required the Company to maintain minimum cash balances and attain certain customer billing targets. The 2018 Loan had a five
-year maturity and interest was calculated at LIBOR plus 6.55%. The 2018 Loan agreement was amended on March 20, 2019 to extend the interest only monthly payments through June 30, 2021 to be followed by equal monthly payments of principal and interest. As of January 31, 2021, the Company was in compliance with all financial and non-financial
debt covenants.
Transaction costs upon entering into the 2018 Loan were recorded as debt discount and were amortized over the term of the 2018 Loan.
There was no interest expense incurred during the three months ending July 31, 2021; the interest expense incurred during the three months ended July 31, 2020 was $0.8 million.
Total interest expense incurred during the six months ended
July 31, 2021 and 2020 was $1.5 million and $1.6 million, respectively. There was no accrued interest as of July 31, 2021 and January 31, 2021.
In March 2021, the Company repaid the entire loan balance of $35.0 million plus accrued interest and prepayment fees of $1.2 million.

7.	Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services related to, but not limited to, manufacturing, facilities, and professional services under non-cancellable
contracts. As of July 31, 2021, the Company had open purchase commitments for goods and services of $133.7 million, all of which are expected to be received by June 30, 2024.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company believes it has recorded adequate provisions for any such lawsuits, claims, and proceedings and, as of July 31, 2021, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in the condensed consolidated financial statements. Based on its experience, the Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted with certainty. While litigation is inherently unpredictable, the Company believes it has valid defenses with respect to the legal matters pending a
g
ainst it. Nevertheless, the condensed consolidated financial statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved; and such changes are recorded in the accompanying condensed consolidated statements of operations during the period of the change and reflected in accrued and other current liabilities on the accompanying condensed consolidated balance sheets.
Guarantees

and Indemnifications
The Company has service level commitments to its customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits if the Company fails to meet those levels. To date, the Company has not incurred any material costs as a result of such commitments.
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
Leases
The Company leases its office facilities under
non-cancelable
operating leases with various lease terms. The Company also leases certain office equipment under operating lease agreements.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents future payments of lease liabilities under the Company’s non-cancelable
operating leases as of July 31, 2021 (in thousands):

(in thousands)
2022 (remaining six months)	$2,759
2023	5,111
2024	4,329
2025	4,153
2026	3,837
Thereafter	13,871

Total undiscounted operating lease payments	34,060
Less: imputed interest	(9,348)

Total operating lease liabilities	24,712
Less: current portion of operating lease liabilities	(3,130)

Operating lease liabilities, noncurrent	$21,582

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
Common Stock Reserved for Future Issuance
Shares of Common Stock reserved for future issuance, on an
as-if converted
basis, were as follows:

July 31, 2021
Stock options issued and outstanding	26,401,717
Restricted stock units outstanding	4,017,149
Common stock warrants outstanding	39,249,702
Shares available for grant under 2021 Equity Incentive Plan	40,878,653
Shares available for grant under 2021 ESPP	8,177,683

Total shares of common stock reserved	118,724,904

On February 26, 2021, upon the closing of the Merger (Note 3), all of the outstanding redeemable convertible preferred stock was converted to Common Stock pursuant to the conversion rate effective immediately prior to the Merger and the remaining amount was reclassified to additional paid-in
capital.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9.	Stock Warrants and Earnout
Redeemable Convertible Preferred Stock Warrants
Warrants to purchase a total of 2,358,528 shares of Series B, D and E redeemable convertible preferred stock were initially recognized as a liability recorded at fair value upon issuance and were subject to remeasurement to fair value at each balance sheet date. As part of the Merger, Legacy ChargePoint redeemable convertible preferred stock was converted into Legacy ChargePoint common stock pursuant to the conversion rate effective immediately prior to the Merger while all related Legacy ChargePoint preferred stock warrants were converted into warrants exercisable for shares of Common Stock with terms consistent with the Legacy ChargePoint preferred stock warrants except for the number of shares exercisable therefor and the exercise price, each of which was adjusted using the Exchange Ratio. At that time, the redeemable convertible preferred stock warrant liability was remeasured and reclassified to additional paid-in capital.
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
Common Stock Warrants
In addition to the warrants to purchase 2,358,528 shares of Legacy ChargePoint preferred stock described above, Legacy ChargePoint had outstanding warrants to purchase 36,402,503 shares of Legacy ChargePoint common stock (collectively, “Legacy Warrants”), which now represent warrants to purchase Common Stock. During the three months ended July 31, 2021, 587,880 Legacy Warrants were net exercised resulting in the issuance of 558,100 shares of Common Stock. During the six months ended July 31, 2021, 1,685,185 Legacy Warrants were net exercised resulting in the issuance of 1,480,080 shares of Common Stock. As of July 31, 2021, there were 37,075,846 Legacy Warrants outstanding which are classified as equity.
Private Placement Warrants
The Private Placement Warrants were initially recognized as a liability on February 26, 2021, at a fair value of $127.9 million and the Private Placement Warrant liability was remeasured to fair value as of any respective exercise dates and as of July 31, 2021. The Company recorded a gain of $3.8 million and $49.2 million for the three and six months ended July 31, 2021, respectively, classified within change in fair value of warrant liabilities in the condensed consolidated statements of operations.
The Private Placement Warrants were valued using the following assumptions under the
BLM that assumes optimal exercise of the Company’s redemption option at the earliest possible date:

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	July 31, 2021	February 26, 2021
Market price of public stock	$23.65	$30.83
Exercise price	$11.50	$11.50
Expected term (years)	4.6	5.0
Volatility	70.2%	73.5%
Risk-free interest rate	0.6%	0.8%
Dividend rate	0.0%	0.0%
Public Warrants
The Public Warrants may only be exercised for a whole number of shares. The Public Warrants became exercisable 30 days after the completion of the Merger.
The Public Warrants were initially recognized as a liability on February 26, 2021 at a fair value of $153.7 million and the public warrant liability was remeasured to fair value based upon the market price as warrants were exercised.
On June 4, 2021 the Company issued a redemption notice pursuant to which all but 244,481 Public Warrants were exercised by the Public Warrant holders. At the conclusion of the redemption notice period on
July 6, 2021, the Company redeemed the remaining

244,481
Public Warrants
 outstanding
 for $0.01 per warrant. The Company recognized a loss of $14.3 million for the three months ended July 31, 2021 and a loss of $15.9 million for the six months ended July 31, 2021, classified within change in fair value of warrant liabilities in the condensed consolidated statements of operations.
During the six months ended July 31, 2021, proceeds received for the exercise of Public Warrants were $117.6 million. As of July 31, 2021, no Public Warrants remained outstanding.
Activity of warrants is set forth below:

	Legacy Common and Preferred Stock Warrants (1)	Private Placement Warrants	Public Warrants	Total Common Stock Warrants (1)
Outstanding as of January 31, 2021	38,761,031	—	—	38,761,031
Common Stock Warrants as Part of the Merger	—	6,521,568	10,470,562	16,992,130
Warrants Exercised	(1,685,185)	(4,347,712)	(10,226,081)	(16,258,978)
Warrants Redeemed	—	—	(244,481)	(244,481)

Outstanding as of July 31, 2021	37,075,846	2,173,856	—	39,249,702

(1)
The shares (and the warrants’ exercise prices) subject to the Company’s Legacy common and preferred stock warrants were restated to reflect the exchange ratio of approximately 0.9966 established in the Merger Agreement as discussed in Note 3.

Contingent Earnout Liability
During the five year period starting at the closing of the Merger (“Earnout Period”), eligible former equity holders of Legacy ChargePoint could
 receive up to 27,000,000 additional shares of Common Stock (“Earnout Shares”) in the aggregate in three equal tranches if certain Earnout Triggering Events (as described in the Merger Agreement) are fully satisfied. An “Earnout Triggering Event” means the date on which the closing volume weighted-average price (“VWAP”) per share of common stock quoted on the NYSE (or the exchange on which the shares of common stock are then listed) is greater or equal to $15.00, $20.00 and $30.00 for any ten trading days within any 20 consecutive trading day period within the Earnout Period.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Upon the closing of the Merger, the contingent obligation to issue Earnout Shares was accounted for as a liability because the Earnout Triggering Events that determine the number of Earnout Shares required to be issued include events that are not solely ind
e
xed to the common stock of ChargePoint. The estimated fair value of the total Earnout Shares at the closing of the Merger on February 26, 2021, was $828.2 million based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout Period using the most reliable information available. Assumptions used in the valuation are described below.

	March 12, 2021	February 26, 2021
Current stock price	$27.84	$30.83
Expected volatility	72.00%	71.60%
Risk-free interest rate	0.85%	0.75%
Dividend rate	0.00%	0.00%
Expected term (years)	4.96	5.00
The first two Earnout Triggering Events for up to 18,000,000 of the Earnout Shares occurred on March 12, 2021, and, after withholding some of these Earnout Shares to cover
tax
withholding obligations,
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
The third and final

Earnout Triggering Event for up to 9,000,000 of the Earnout Shares associated with the $30.00 VWAP per share threshold occurred on June 29, 2021, and, after the withholding of some of these Earnout Shares to cover
 tax
withholding obligations,
8,773,596 Earnout Shares were issued on July 1, 2021
.

No
further Earnout Shares remained contingently issuable as of July 31, 2021.

10.	Equity Plans and Stock-based Compensation
On February 25, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (“2021 EIP”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of July 31, 2021, 40,878,653 and 8,177,683 shares of Common Stock were available under the 2021 EIP and 2021 ESPP, respectively. On the first day of each March, beginning on March 1, 2021 and continuing through March 1, 2030, the 2021 EIP reserve will automatically increase by a number of shares equal to the lesser of (a) 5% of the total number of shares actually issued and outstanding on the last day of the preceding month and (b) a number determined by the Company’s Board of Directors. Further, on the first day of each March during the term of the 2021 ESPP, commencing on March 1, 2021 and ending on (and including) March 1, 2040, the aggregate number of shares of stock that may be issued under the 2021 ESPP shall automatically increase by a number equal to the lesser of (i) one percent (1%) of the total number of shares of stock issued and outstanding on the last day of the preceding month, (ii) 5,400,000 shares of stock (subject to standard anti-dilution adjustments), or (iii) a number of shares of stock determined by the Company’s Board of Directors.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Under the 2021 EIP, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSU”) and certain other awards which are
s
ettled in the form of common shares issued under this 2021 EIP. Under the 2021 ESPP, eligible employees are permitted to purchase shares of the Company’s Common Stock at 85% of the lower of fair market value the Company’s Common Stock on the first trading day of an offering period or on the purchase date.
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
The Company’s stock option awards activity is set forth below:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2021	30,166,792	$0.71	7.3	$1,064,539
Options exercised	(3,292,219)	$0.53
Options forfeited	(452,893)	$0.73
Options expired	(19,963)	$53.22

Outstanding as of July 31, 2021	26,401,717	$0.69	7.0	$606,280

Options vested and expected to vest as of July 31, 2021	25,667,621	$0.69	7.0	$589,470

Exercisable as of July 31, 2021	16,457,228	$0.66	6.3	$378,402

The options outstanding as of July 31, 2021, include the June 2020 grant of a stock option to purchase a total of 1.5 million shares of Common Stock subject to both service and performance-based vesting conditions to the Chief Executive Officer under the 2017 Plan (“CEO Award”). No stock-based compensation expense had been recorded as the CEO awards were improbable of vesting before and after two modifications in each of September 2020 and December 2020, because the performance-based vesting condition was contingent upon the closing of the Merger. Accordingly, the Company commenced recognition of stock-based compensation expense for such CEO Award following the Merger in February 2021. As of July 31, 2021, the total unrecognized compensation expense related to these unvested CEO Award was $35.3 million, which is expected to be recognized over a period of 2.5 years
.
The Company’s RSU activity is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 31, 2021	—	$—
RSU granted	4,680,439	$27.38
RSU vested	(652,901)	$27.30
RSU forfeited	(10,389)	$27.30

Outstanding as of July 31, 2021	4,017,149	$27.40

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

 As of July 31, 2021, total unrecognized stock-based compensation expense
 related to stock options was $41.0 million, including the CEO Award, and is expected to be recognized over a weighted-average period of 1.9 years. As of July 31, 2021, t
o
tal unrecognized stock-based compensation
expense
 related to RSU was $86.3 million and is expected to be recognized over a weighted-average period of 3.1 years.
The following sets forth the total stock-based compensation expense for the Company’s stock options (including the CEO Award) and RSU included in the Company’s condensed consolidated statements of operations:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cost of revenue	$2,164	$41	$2,188	$64
Research and development	13,682	454	14,357	757
Sales and marketing	4,169	356	4,767	655
General and administrative	8,278	339	14,558	624

Total stock-based compensation expense	$28,293	$1,190	$35,870	$2,100

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11.	Income Taxes
The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter. The effective income tax rate was nil for the three and six months ended July 31, 2021 and 2020. The effective tax rate differs from the U.S. statutory rate primarily due to the full valuation allowances on the Company’s net domestic deferred tax assets as it is more likely than not that all of the deferred tax assets will not be realized.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted and signed into law in the United States. The CARES Act includes measures to assist companies, including temporary changes to income and non-income-based tax
laws. The Company did not receive a stimulus payment related to the CARES Act.

12.	Related Party Transactions
Daimler AG and its affiliated entities (“Daimler”) are investors in the Company and one of its employees is a member of the Company’s Board of Directors. The following revenue transactions took place between the Company and Daimler during the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Daimler	$2,071	$850	$3,406	$1,576

Revenue from related parties	$2,071	$850	$3,406	$1,576

Related party accounts receivable as of July 31, 2021 and January 31, 2021 from Daimler was $2.5 million and $1.2 million, respectively.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13. Basic and Diluted

Net Loss per

Share
The following table sets forth the computation of the Company’s ba
s
ic and diluted net loss per s
h
are attributable to common stockholders for the three and six months ended July 31, 2021 and 2020:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Numerator:
Net income (loss)	$(84,938)	$(35,287)	$(2,649)	$(65,385)

Adjust: Accretion of beneficial conversion feature of redeemable convertible preferred stock	—	(58,625)	—	(58,625)
Adjust: Cumulative dividends on redeemable convertible preferred stock	—	—	(4,292)	—
Adjust: Deemed dividends attributable to vested option holders	—	—	(51,855)	—
Adjust: Deemed dividends attributable to common stock warrant holders	—	—	(110,635)	—

Net loss attributable to common stockholders - Basic	(84,938)	(93,912)	(169,431)	(124,010)
Less: Gain attributable to earnout shares issued	—	—	(84,420)	—
Less: Change in fair value of dilutive warrants	(7,427)	—	(53,540)	—

Net loss attributable to common stockholders - Diluted	$(92,365)	$(93,912)	$(307,391)	$(124,010)

Denominator:
Weighted average common shares outstanding	312,465,016	13,537,501	266,473,703	12,822,481
Less: Weighted-average unvested restricted shares and shares subject to repurchase	(237,490)	(68,824)	(276,221)	—

Weighted average shares outstanding - Basic	312,227,526	13,468,677	266,197,482	12,822,481
Add: Earnout Shares under the treasury stock method	—	—	7,464,203	—
Add: Public and Private Placement Warrants under the treasury stock method	1,374,574	—	1,915,315	—

Weighted average shares outstanding - Diluted	313,602,100	13,468,677	275,577,000	12,822,481

Net loss per share - Basic	$(0.27)	$(6.97)	$(0.64)	$(9.67)

Net loss per share - Diluted	$(0.29)	$(6.97)	$(1.12)	$(9.67)

As a result of the Merger, the Company has retroactively adjusted the weighted-average number of shares of Common Stock outstanding prior to the
Closing Date by multiplying them by the
Exchange Ratio
 of 0.9966 used to determine the number of shares of Common Stock into which they converted. The Common Stock issued as a result of the redeemable convertible preferred stock conversion on the Closing Date was included in the basic net loss per share calculation on a prospective basis.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Redeemable convertible preferred stock and preferred stock warrants outstanding prior to the Merger Closing Date were excluded from the diluted net loss per share calculation for the six-months
period ended July 31, 2021, because including them would have had an antidilutive effect
.
The potential shares of Common Stock that were excluded from the computation of diluted net loss per share attributable to common stockholders at each period end because including them would have had an antidilutive effect were as follows:

	July 31, 2021	July 31, 2020
Redeemable convertible preferred stock (on an as-converted basis)	—	192,469,995
Options to purchase common stock	26,401,717	39,463,877
Restricted stock units	4,017,149	—
Unvested early exercised common stock options	211,464	102,781
Common stock and preferred stock warrants	37,075,846	38,193,342

Total potentially dilutive common share equivalents	67,706,176	270,229,995

14. Acquisitions

and Subsequent Events
On July 20, 2021, the Company entered into a definitive agreement to acquire all of the outstanding shares of has•to•be gmbh (“has•to•be” or “HTB”) for approximately

Euro 250.0 million
in cash and Company common stock subject to adjustments.
has•to•be

is an Austria-based
e-mobility
provider with a European charging software platform. The acquisition is intended to expand the Company’s access to the European market. The Company currently expects the transaction to close as early as October 2021.
On August 11, 2021, the Company acquired all of the outstanding shares of ViriCiti B.V. (“ViriCiti”) for approximately

Euro
75.0
 million in cash,

subject to adjustments. ViriCiti is a Netherlands-based provider of electrification solutions for eBus and commercial fleets with offices in the Netherlands and the United States. The acquisition is expected to enhance ChargePoint’s fleet solutions portfolio of hardware, software and services by integrating information sources to optimize electric fleet operations.
As permitted by ASU
805-10-50,
the Company is not able to include certain required disclosures in its quarterly report on Form
10-Q
for the three and six months ended July 31, 2021, because the information necessary to complete the preliminary purchase price allocation related to the acquisition was not yet available.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of the results of operations and financial condition of ChargePoint Holdings, Inc. (“ChargePoint” or the “Company”) should be read in conjunction with ChargePoint’s condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and the audited consolidated financial statements for the year ended January 31, 2021 and the related notes included in the Company’s Registration Statement on
Form S-1
filed with the SEC on July 12, 2021. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. ChargePoint’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Part II, Item 1A of this report.
Overview
ChargePoint designs, develops and markets networked electric vehicle (“EV”) charging system infrastructure (“Networked Charging Systems”) and cloud-based services which enable consumers the ability to locate, reserve, authenticate and transact EV charging sessions (“Cloud” or “Cloud Services”). As part of ChargePoint’s Networked Charging Systems, subscriptions and other offerings, it provides an open platform that integrates with system hardware from ChargePoint and other manufacturers, connecting systems over an intelligent network that provides real-time information about charging sessions and full control, support and management of the Networked Charging Systems. This network provides multiple web-based
portals for charging system owners, fleet managers, drivers and utilities.
ChargePoint generates revenue primarily through the sale of Networked Charging Systems, Cloud Services and extended parts and labor warranty (“Assure”), which are typically paid for upfront. Assure also includes proactive monitoring, fast response times, expert advice and robust reporting. The ChargePoint as a Service (“CPaaS”) program combines the customer’s use of ChargePoint’s owned and operated systems with Cloud Services, Assure and other benefits available to subscribers into one subscription. ChargePoint targets three key customer markets: commercial, fleet and residential. Commercial customers have parking places largely within their workplaces and includes retail, hospitality, and parking lot operators. Fleet includes municipal buses, delivery and work vehicles, port/airport/warehouse and other industrial applications, ridesharing services, and is expected to eventually include autonomous transportation. Residential includes single family homes and multifamily residences.
Since ChargePoint’s inception in 2007, it has been engaged in developing and marketing its Networked Charging Systems, subscriptions and other offerings, raising capital and recruiting personnel. ChargePoint has incurred net operating losses and negative cash flows from operations every year since its inception. As of July 31, 2021, ChargePoint had an accumulated deficit of $682.1 million. ChargePoint has funded its operations primarily from sales of its solutions, with proceeds from the issuance of redeemable convertible preferred stock and common stock and historically from borrowings under its prior loan facilities.
Recent Developments
Acquisitions
On July 20, 2021, the Company entered into a definitive agreement to acquire all of the outstanding shares of has.to.be gmbh (“has.to.be” or “HTB”) for approximately Euro 250.0 million in cash and Company common stock subject to adjustments. has.to.be is an Austria-based
e-mobility
provider with a European charging software platform. The acquisition is intended to expand the Company’s access to the European market. The Company currently expects the transaction to close as early as October 2021.

On August 11, 2021, the Company acquired all of the outstanding shares of ViriCiti B.V. (“ViriCiti”) for approximately Euro 75.0 million in cash, subject to adjustments. ViriCiti is a Netherlands-based provider of electrification solutions for eBus and commercial fleets with offices in the Netherlands and the United States. The acquisition is expected to enhance ChargePoint’s fleet solutions portfolio of hardware, software and services by integrating information sources to optimize electric fleet operations.
Earnout Shares
On February 26, 2021 (“Closing Date”), Switchback Energy Acquisition Corporation (“Switchback”) consummated the previously announced transactions pursuant to which Lightning Merger Sub Inc., a wholly owned subsidiary of Switchback incorporated in the State of Delaware (“Lightning Merger Sub”), merged with ChargePoint, Inc., a Delaware corporation (“Legacy ChargePoint”); Legacy ChargePoint survived as a wholly-owned subsidiary of Switchback (“Merger,” and, collectively with the other transactions described in the Merger Agreement (as defined below), the “Reverse Recapitalization”). Further, as a result of the Merger, Switchback was renamed “ChargePoint Holdings, Inc.”.
Pursuant to the terms of the Merger Agreement, each stockholder of Legacy ChargePoint received 0.9966 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”) and the contingent right to receive as additional merger consideration certain Earnout Shares (as defined below), for each share of Legacy ChargePoint common stock, par value $0.0001 per share, owned by such Legacy ChargePoint stockholder that was outstanding immediately prior to the Closing (other than any shares of Legacy ChargePoint restricted stock). In addition, certain investors purchased an aggregate of 22,500,000 shares of Common Stock (such investors, the “PIPE Investors”) concurrently with the Closing for an aggregate purchase price of $225,000,000.
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
During the time period between the Closing and the five-year anniversary of the Closing Date, eligible former equity holders could receive up to 27,000,000 additional shares of ChargePoint’s common stock (“Earnout Shares”) in the aggregate in three equal tranches if the volume-weighted average closing sale price of ChargePoint’s common stock is greater than or equal to $15.00, $20.00 and $30.00 for any 10 trading days within any 20 consecutive trading day period (“Trigger Events”). On March 19, 2021, a total of approximately 18,000,000 shares of Common Stock were released to eligible former equity holders of Legacy ChargePoint pursuant to the Earnout Shares provisions of the Merger Agreement, as the first two Trigger Events had been met. The Trigger Events were met by virtue of the volume-weighted average closing sale price of Common Stock having been greater than or equal to $15.00 and $20.00 for ten (10) trading days out of twenty (20) consecutive trading days following the closing of the Merger. The holders of Legacy ChargePoint common stock (other than restricted stock), warrants and vested options as of the closing of the Merger received their pro rata portion of the Earnout Shares. On July 1, 2021, a total of approximately 9,000,000 shares of Common Stock were released to eligible former equity holders of Legacy ChargePoint pursuant to the Earnout Shares provision of the Merger Agreement, as the third Trigger Event had been met. The Trigger Event was met by virtue of the volume-weighted average closing sale price of Common Stock having been greater than or equal to $30.00 for ten (10) trading days out of twenty (20) consecutive trading days following the closing of the Merger.
Key Factors Affecting Operating Results
ChargePoint believes its performance and future success depend on several factors that present significant opportunities for it but also pose risks and challenges, including those discussed below.

Growth in EV Adoption
ChargePoint’s revenue growth is directly tied to the number of passenger and commercial EVs sold, which it believes drives the demand for charging infrastructure. The market for EVs is still rapidly evolving and although demand for EVs has grown in recent years, there is no guarantee of such future demand. Factors impacting the adoption of EVs include but are not limited to: perceptions about EV features, quality, safety, performance and cost; perceptions about the limited range over which EVs may be driven on a single battery charge; volatility in the cost of oil and gasoline; availability of services for EVs; consumers’ perception about the convenience and cost of charging EVs; and increases in fuel efficiency. In addition, macroeconomic factors, including government mandates and incentives, could impact demand for EVs, particularly since they can be more expensive than traditional gasoline-powered vehicles when the automotive industry globally has been experiencing a recent decline in sales. If the market for EVs does not develop as expected or if there is any slow-down or delay in overall EV adoption rates, this would impact ChargePoint’s ability to increase its revenue or grow its business.
Competition
ChargePoint is currently a market leader in North America in commercial Level 2 Alternating Current (“AC”) charging. ChargePoint also offers chargers for use at home or multifamily settings, and high-power Level 3 Direct Current (“DC”) chargers for fast urban charging, corridor or long-trip charging and fleet applications. ChargePoint intends to expand its market share over time in its product categories, leveraging the network effect of its products and Cloud Services software. Existing competitors may expand their product offerings and sales strategies, and new competitors may enter the market. Furthermore, ChargePoint’s competition includes other types of alternative fuel vehicles and high fuel-economy gasoline powered vehicles. If ChargePoint’s market share decreases due to increased competition, its financial condition and results of operations in the future may be impacted.
Europe Expansion
ChargePoint operates in North America and selected countries in Europe. Europe is expected to be a significant contributor to ChargePoint’s revenue in future years. ChargePoint is using a portion of the proceeds from the Merger to increase its sales and marketing activities in Europe. ChargePoint is also positioned to grow its European business through existing partnerships with car leasing companies, its recently closed acquisition of ViriCiti, and its pending acquisition of has.to.be. In Europe ChargePoint primarily competes with smaller providers of EV charging station networks. Many of these competitors have limited funding, which could cause poor experiences and have a negative impact on overall EV adoption in Europe. ChargePoint’s growth in Europe requires differentiating itself as compared to these existing competitors. If ChargePoint is unable to continue penetrating the market in Europe, its financial condition and results of operations may be impacted.
Fleet Expansion
ChargePoint’s future growth is highly dependent upon fleet applications. Because fleet operators often make large purchases of EVs, volatility may be more pronounced and any significant decline from these customers reduces ChargePoint’s potential for future growth.
Impact of New Product Releases and Investments in Growth
As ChargePoint introduces new products, its gross margins may be initially impacted by launch costs and lower volumes until its supply chain achieves targeted cost reductions, such as the market introduction of its Level 3 DC fast charger in fiscal year 2020. In addition, ChargePoint may accelerate its operating expenditures where it sees growth opportunities, which may impact gross margin until upfront costs and inefficiencies are absorbed and normalized operations are achieved. ChargePoint also continuously evaluates and may adjust its operating expenditures based on its launch plans for its new products, as well as other factors including the pace and prioritization of current projects under development and the addition of new projects. As ChargePoint attains higher revenue, it expects operating expenses as a percentage of total revenue to decrease as it scales and focuses on increasing operational efficiency and process automation.
Government Mandates, Incentives and Programs
The U.S. federal government, certain foreign governments and some state and local governments provide incentives to end users and purchasers of EVs and EV infrastructure in the form of rebates, tax credits and other financial incentives. These governmental rebates, tax credits and other financial incentives significantly lower the effective price of EVs and EV infrastructure to customers. However, these incentives may expire on specified dates, end when the allocated funding is no longer available, or be reduced or terminated as a matter of regulatory or legislative policy. In particular, the credits under Section 30C of the Code which benefit investments in EV infrastructure may be reduced or become unavailable if not extended in future years. Any reduction in rebates, tax credits or other financial incentives could reduce the demand for EVs and for charging infrastructure, including infrastructure ChargePoint offers.
ChargePoint also derives Other revenue from fees received for regulatory credits earned for participating in low carbon fuel programs in approved U.S. states. ChargePoint claims these regulatory credits only if they are not claimed by purchasers of its EV charging stations; only a small percentage of its customers currently elect to claim such credits. If a material percentage of its customers were to claim these regulatory credits, ChargePoint’s revenue from this source could decline significantly, which could have an adverse effect on its revenue and overall gross margin. Prior to fiscal year 2021 ChargePoint derived a slight majority of its Other revenue from these regulatory credits. However, revenue from this source as a percentage of total revenue has declined in recent quarters and it may continue to decline over time. Further, the availability of such credits depends on continued governmental support for these programs. If these programs are modified, reduced or eliminated, ChargePoint’s ability to generate this revenue in the future would be adversely impacted.
Impact of
COVID-19
In March 2020, the World Health Organization (the “WHO”) characterized
COVID-19
as a pandemic. The impact of
COVID-19,
including changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. The spread of
COVID-19
has disrupted ChargePoint’s supply chain and heightened its freight and logistic costs, and has similarly disrupted manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, which has led to fluctuations in EV sales in markets around the world. These ongoing supply chain challenges and heightened logistic costs decreased gross margins in the three and six months ended July 31, 2021 and ChargePoint expects gross margins will continue to be adversely affected by increased component, freight and logistic expenses through the remainder of the fiscal year.
As a result of the
COVID-19
pandemic, ChargePoint initially modified its business practices (including reducing employee travel, recommending that all non-essential
personnel work from home and canceling or reducing physical participation in sales activities, meetings, events and conferences), implemented additional safety protocols for essential workers, and implemented temporary cost cutting measures in order to reduce its operating costs. The Company may take further actions as may be required by government authorities or that it determines are in the best interests of its employees, customers, suppliers, vendors and business partners.
While the ultimate duration and extent of the
COVID-19
pandemic depends on current and future developments that cannot be accurately predicted, such as the extent and effectiveness of containment actions and vaccinations, it has already had an adverse effect on the global economy, the ultimate societal and economic impact of the
COVID-19
pandemic remains unknown. The effect of the
COVID-19
pandemic can also vary over time and across the geographies in which ChargePoint operates. For example, variations in work-from-home policies can cause fluctuations in ChargePoint’s revenues, and the Company believes that since people are not yet fully back to work it has not yet seen the full return of commercial customer demand for its products. The conditions caused by the
COVID-19
pandemic, such as more permanent work-from-home policies, are likely to continue affecting the rate of global infrastructure spending, and thus to continue to adversely impact ChargePoint’s gross margins as the Company’s commercial business contributes higher margins than its residential and fleet businesses. Further, the
COVID-19
pandemic could continue to heighten supply chain pricing and logistics expenses, and could, for example, adversely impact ChargePoint’s gross margins through heightened supply chain expenses, and could adversely affect demand for ChargePoint’s platforms, lengthen its sales cycles, reduce the value, renewal rate or duration of subscriptions, negatively impact collections of accounts receivable, reduce expected spending from new customers, cause some of its paying customers to go out of business and limit the ability of its direct sales force to travel to customers and potential customers, all of which could adversely affect its business, results of operations and financial condition.

Results of Operations & its Components
Revenue
Networked Charging Systems
Networked Charging Systems revenue includes revenue related to the deliveries of EV charging system infrastructure, which include lower priced Level 1 home chargers typically sold to drivers, Level 2 AC chargers for commercial use and Level 3 DC fast charging systems for urban/corridor charging and for fleet operators. A majority of ChargePoint’s Networked Charging Systems revenue is presently derived from the sale of Level 2 AC chargers. ChargePoint recognizes revenue from sales of Networked Charging Systems upon shipment to the customer, which is when the performance obligation has been satisfied.
Subscriptions
Subscriptions revenue consists of services related to Cloud, as well as extended maintenance service plans under Assure. Subscriptions revenue also consists of CPaaS revenue which combines the customer’s use of ChargePoint’s owned and operated systems with Cloud and Assure programs into a single subscription. CPaaS subscriptions are considered to contain a lease for the customer’s use of ChargePoint’s owned and operated systems unless the location allows the customer to receive incremental economic benefit from regulatory credits earned on that EV charging system. Lessor revenue relates to operating leases and historically has not been material. Subscriptions revenue is recognized over time on a straight-line basis as ChargePoint has a stand-ready obligation to deliver such services to the customer.
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

	July 31,
Networked Charging Systems	2021	2020	Change
	(dollar amounts in thousands)
Three months ended	$40,874	$21,368	$19,506	91.3%
Percentage of total revenue	72.8%	61.1%

Six months ended	$67,674	$41,025	$26,649	65.0%
Percentage of total revenue	70.0%	60.6%
Networked Charging Systems revenue increased during the three and six months ended July 31, 2021, compared to the three and six months ended July 31, 2020, primarily due to higher demand from customers resulting in higher volumes of systems delivered across all of ChargePoint’s major product families.

	July 31,
Subscriptions	2021	2020	Change
	(dollar amounts in thousands)
Three months ended	$12,082	$9,811	$2,271	23.1%
Percentage of total revenue	21.5%	28.1%

Six months ended	$22,906	$18,815	$4,091	21.7%
Percentage of total revenue	23.7%	27.8%
Subscriptions revenue increased during the three and six months ended July 31, 2021, compared to the three and six months ended July 31, 2020, primarily due to growth in the number of charging systems connected to ChargePoint’s network.

	July 31,
Other revenue	2021	2020	Change
	(dollar amounts in thousands)
Three months ended	$3,165	$3,778	$(613)	(16.2)%
Percentage of total revenue	5.6%	10.8%

Six months ended	$6,051	$7,893	$(1,842)	(23.3)%
Percentage of total revenue	6.3%	11.7%
Other revenue decreased during the three and six months ended July 31, 2021, compared to the three and six months ended July 31, 2020 mainly due to fewer regulatory credits transferred.
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
Subscriptions
Cost of subscriptions revenue includes salaries and related personnel expenses, including stock-based compensation and third-party support costs to manage the systems and helpdesk services for drivers and site hosts, network and wireless connectivity costs for subscription services, field maintenance costs for Assure to support ChargePoint’s network of systems, depreciation of owned and operated systems used in CPaaS arrangements, amortization of capitalized internal-use
software development costs, allocated facilities and information technology expenses.

Other
Cost of other revenue includes depreciation and other costs for ChargePoint’s owned and operated charging sites, salaries and related personnel expenses, including stock-based compensation, as well as costs of professional services.

	July 31,
Cost of networked charging systems revenue	2021	2020	Change
	(dollar amounts in thousands)
Three months ended	$35,384	$20,408	$14,976	73.4%
Percentage of networked charging systems revenue	86.6%	95.5%

Six months ended	$59,126	$39,024	$20,102	51.5%
Percentage of networked charging systems revenue	87.4%	95.1%
Cost of Networked Charging Systems revenue increased during the three and six months ended July 31, 2021, compared to the three and six months ended July 31, 2020, primarily due to an increase in the number of Networked Charging Systems delivered.

	July 31,
Cost of subscriptions revenue	2021	2020	Change
	(dollar amounts in thousands)
Three months ended	$7,830	$4,452	$3,378	75.9%
Percentage of subscriptions revenue	64.8%	45.4%

Six months ended	$13,470	$9,225	$4,245	46.0%
Percentage of subscriptions revenue	58.8%	49.0%
Cost of subscriptions revenue increased during the three and six months ended July 31, 2021, compared to the three and six months ended July 31, 2020, primarily resulting from an increase in stock-based compensation and ChargePoint expanding its network of charging systems.

	July 31,
Cost of other revenue	2021	2020	Change
	(dollar amounts in thousands)
Three months ended	$2,130	$1,069	$1,061	99.3%
Percentage of other revenue	67.3%	28.3%

Six months ended	$4,041	$2,692	$1,349	50.1%
Percentage of other revenue	66.8%	34.1%
Other cost of revenue increased during the three and six months ended July 31, 2021, compared to the three and six months ended July 31, 2020, primarily related to higher depreciation on owned and operated charging sites.

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
In the long term, improvements in ChargePoint’s gross profit and gross margin will depend on its ability to increase its revenue and continue to optimize its operations and supply chain. However, at least in the short term, as ChargePoint launches new Networked Charging Systems products, grows its presence in Europe where it has not yet achieved economies of scale, and expands its solutions for its fleet customers, it expects gross margin to experience variability from period to period. In addition, ChargePoint expects gross margins will continue to be adversely affected by increased freight and logistic expense as a result of ongoing supply chain disruptions caused by
COVID-19
and related measures.

	July 31,
Gross Profit and Gross Margin	2021	2020	Change
	(dollar amounts in thousands)
Three months ended	$10,777	$9,028	$1,749	19.4%
Gross margin	19.2%	25.8%

Six months ended	$19,994	$16,792	$3,202	19.1%
Gross margin	20.7%	24.8%
Gross profit increased during the three and six months ended July 31, 2021, compared to the three and six months ended July 31, 2020, primarily due to an increase in Networked Charging Systems sales resulting from a larger number of charging systems delivered.
Gross margin decreased during the three and six months ended July 31, 2021, compared to the three and six months ended July 31, 2020, primarily due to an increase in stock-based compensation expense and a decrease in other revenue in the form of regulatory credits transferred.
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
ChargePoint expects its research and development expenses to increase on an absolute basis and they may increase as a percentage of total revenue for the foreseeable future as ChargePoint continues to invest in research and development activities to achieve its technology and product roadmap.

	July 31,
Research and development expenses	2021	2020	Change
	(dollar amounts in thousands)
Three months ended	$40,410	$17,126	$23,284	136.0%
Percentage of total revenue	72.0%	49.0%

Six months ended	$65,784	$35,152	$30,632	87.1%
Percentage of total revenue	68.1%	51.9%
Research and development expenses increased during the three months ended July 31, 2021, compared to the three months ended July 31, 2020, primarily attributable to a $19.6 million increase in personnel costs related to a $13.2 million increase in stock-based compensation expense from restricted stock unit (“RSU”) grants and a $6.4 million increase in salary and bonus expenses due to headcount growth.
Research and development expenses increased during the six months ended July 31, 2021, compared to the six months ended July 31, 2020, primarily attributable to a $23.0 million increase in personnel costs related to a $13.6 million increase in stock-based compensation expense from RSU grants and a $9.4 million increase in salary and bonus expenses due to headcount growth.
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

	July 31,
Sales and marketing expenses	2021	2020	Change
	(dollar amounts in thousands)
Three months ended	$21,923	$10,966	$10,957	99.9%
Percentage of total revenue	39.1%	31.4%

Six months ended	$37,897	$25,167	$12,730	50.6%
Percentage of total revenue	39.2%	37.2%
Sales and marketing expenses increased during the three months ended July 31, 2021, compared to the three months ended July 31, 2020, primarily attributable to an $8.7 million increase in personnel costs related to a $4.9 million increase in salary, bonus and commissions due to headcount growth as well as revenue growth and a $3.8 million increase in stock-based compensation expense resulting from RSU grants.
Sales and marketing expenses increased during the six months ended July 31, 2021, compared to the six months ended July 31, 2020, primarily attributable to a $10.1 million increase in personnel costs related to a $6.0 million increase in salary, bonus and commissions due to headcount growth as well as revenue growth and a $4.1 million increase in stock-based compensation expense resulting from RSU grants.

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

	July 31,
General and administrative expenses	2021	2020	Change
	(dollar amounts in thousands)
Three months ended	$22,732	$4,466	$18,266	409.0%
Percentage of total revenue	40.5%	12.8%

Six months ended	$37,199	$9,555	$27,644	289.3%
Percentage of total revenue	38.5%	14.1%
General and administrative expenses increased during the three months ended July 31, 2021, compared to the three months ended July 31, 2020, primarily attributable to a $9.7 million increase in personnel costs related to a $7.9 million increase in stock-based compensation expense resulting from RSU grants and stock option grants, a $1.8 million increase in salary expense due to headcount growth, a $2.8 million increase in consulting expenses as well as a $5.4 million increase in professional services fees related to acquisitions and expenses associated with an underwritten secondary offering of shares held by certain selling stockholders in July 2021 (“Secondary Stock Offering”).
General and administrative expenses increased during the six months ended July 31, 2021, compared to the six months ended July 31, 2020, primarily attributable to a $15.7 million increase in personnel costs related to a $13.9 million increase in stock-based compensation expense resulting from RSU grants and stock option grants, a $1.8 million increase in salary expense due to headcount growth, a $5.2 million increase in consulting expenses as well as a $5.4 million increase in professional services fees related to acquisitions and the Secondary Stock Offering.
Interest Income
Interest income consists primarily of interest earned on ChargePoint’s cash, cash equivalents and short-term investments.

	July 31,
Interest Income	2021	2020	Change
	(dollar amounts in thousands)
Three months ended	$25	$37	$(12)	(32.4)%
Percentage of total revenue	—%	0.1%

Six months ended	$47	$280	$(233)	(83.2)%
Percentage of total revenue	—%	0.4%

Interest income decreased during the three and six months ended July 31, 2021 as compared to the three and six months ended July 31, 2020 due to lower returns on investments.
Interest Expense
Interest expense consists primarily of the interest on ChargePoint’s term loan which was paid off in March 2021.

	July 31,
Interest Expense	2021	2020	Change
	(dollar amounts in thousands)
Three months ended	$—	$(793)	$793	(100.0)%
Percentage of total revenue	—%	(2.3)%

Six months ended	$(1,499)	$(1,628)	$129	(7.9)%
Percentage of total revenue	(1.6)%	(2.4)%
Interest expense decreased during the three and six months ended July 31, 2021, compared to the three and six months ended July 31, 2020, primarily due to repayment of the term loan in March 2021. As of July 31, 2021, ChargePoint had no outstanding loans.
Change in Fair Value of Redeemable Convertible Preferred Stock Warrant Liability
Redeemable convertible preferred stock warrant liability is subject to remeasurement to fair value at each balance sheet date. Changes in fair value of redeemable convertible preferred stock warrant liability are recognized in the condensed consolidated statements of operations. ChargePoint adjusts the liability for changes in fair value until the earlier of the exercise or expiration of the warrants and conversion of redeemable convertible preferred stock into the Company’s Common Stock.

	July 31,
Change in fair value of redeemable convertible preferred stock warrant liability	2021	2020	Change
	(dollar amounts in thousands)
Three months ended	$—	$(11,516)	$11,516	(100.0)%
Percentage of total revenue	—%	(32.9)%

Six months ended	$9,237	$(10,981)	$20,218	(184.1)%
Percentage of total revenue	9.6%	(16.2)%
The change in fair value of redeemable convertible preferred stock warrant liability during the three and six months ended July 31, 2021 compared to the three and six months ended July 31, 2020 was primarily due to changes in the fair value of Legacy ChargePoint’s redeemable convertible preferred stock through the date of the Merger. As of July 31, 2021, ChargePoint had no outstanding redeemable convertible preferred stock warrant liabilities.

Change in Fair Value of Common Stock Warrant Liabilities
Common stock warrant liabilities consist of publicly-traded warrants (“Public Warrants”) and private placement warrants issued to NGP Switchback, LLC (“Private Placement Warrants”) which ChargePoint assumed in connection with the Merger and are subject to remeasurement to fair value at each balance sheet date. ChargePoint expects to incur an incremental income (expense) in the condensed consolidated statements of operations for the fair value adjustments for the outstanding common stock warrant liabilities at the end of each reporting period or through the exercise of such warrants.

	July 31,
Change in fair value of common stock warrant liability	2021	2020	Change
	(dollar amounts in thousands)
Three months ended	$(10,421)	$—	$(10,421)	—%
Percentage of total revenue	(18.6)%	—%

Six months ended	$33,340	$—	$33,340	—%
Percentage of total revenue	34.5%	—%
ChargePoint recognized a $10.4 million loss during the three months ended July 31, 2021 due to the change in the fair value of common stock warrants during the respective period the warrants were outstanding.
ChargePoint recognized a $33.3 million gain during the six months ended July 31, 2021 due to the change in the fair value of common stock warrants during the respective period the warrants were outstanding.
Change in Fair Value of Contingent Earnout Liability
Contingent earnout liability was accounted for as a liability as of the date of the Merger and remeasured to fair value until the Earnout Triggering Event was met for the first two tranches in March 2021 and the Earnout Shares issued. In March 2021, the remaining earnout liability for the third tranche converted to be accounted for as equity. The Earnout Triggering Event was met for the third and final tranche in June 2021 and in July 2021 the Earnout Shares were issued.

	July 31,
Change in fair value of contingent earnout liability	2021	2020	Change
	(dollar amounts in thousands)
Three months ended	$—	$—	$—	—%
Percentage of total revenue	—%	—%

Six months ended	$84,420	$—	$84,420	—%
Percentage of total revenue	87.4%	—%
ChargePoint recognized a change in fair value of contingent earnout liability of $84.4 million for the six months ended July 31, 2021, due to the decrease in the fair value of ChargePoint’s common stock after consummation of the Merger.
Transaction Costs Expensed
Transaction costs consist of legal, accounting, banking fees and other costs that were directly related to the consummation of the Merger. Transaction costs related to the issuance of shares were recognized in stockholders’ equity (deficit) while costs associated with the warrant liabilities and non-capitalized
amounts were expensed in the condensed consolidated statements of operations upon the completion of the Merger on February 26, 2021.

	July 31,
Transaction costs expensed	2021	2020	Change
	(dollar amounts in thousands)
Three months ended	$—	$—	$—	—%
Percentage of total revenue	—%	—%

Six months ended	$(7,031)	$—	$(7,031)	—%
Percentage of total revenue	(7.3)%	—%
During the six months ended July 31, 2021 ChargePoint expensed $7.0 million out of $36.5 million total transaction costs, that related to the warrant liabilities assumed as part of the Merger.
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign currency transaction gains and losses.

	July 31,
Other income (expense), net	2021	2020	Change
	(dollar amounts in thousands)
Three months ended	$(189)	$563	$(752)	(133.6)%
Percentage of total revenue	(0.3)%	1.6%

Six months ended	$(174)	$131	$(305)	(232.8)%
Percentage of total revenue	(0.2)%	0.2%
Other income (expense) decreased during the three and six months ended July 31, 2021 as compared to the three and six months ended July 31, 2020 due to unfavorable changes in foreign exchange rates.
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

	July 31,
Provision for income taxes	2021	2020	Change
	(dollar amounts in thousands)
Three months ended	$65	$48	$17	35.4%
Percentage of profit/(loss) before provision for income taxes	(0.1)%	(0.1)%

Six months ended	$103	$105	$(2)	(1.9)%
Percentage of profit/(loss) before provision for income taxes	(4.0)%	(0.2)%
The provision for income taxes did not significantly fluctuate during the three and six months ended July 31, 2021 as compared to the three and six months ended July 31, 2020.
Liquidity and Capital Resources
Sources of Liquidity
ChargePoint has incurred net losses and negative cash flows from operations since its inception which it anticipates will continue for the foreseeable future. To date, ChargePoint has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock, proceeds from warrant and option exercises for cash, borrowings under its loan facilities, customer payments and proceeds from the Merger. As of July 31, 2021, ChargePoint had cash, cash equivalents and restricted cash of $618.5 million. ChargePoint believes that its cash on hand, together with cash generated from sales to customers will satisfy its working capital and capital requirements for at least the next twelve months.
From inception to July 31, 2021, ChargePoint has raised aggregate net cash proceeds of $615.7 million from the sale of shares of redeemable convertible preferred stock and $477.5 million from the Merger and the concurrent purchase by certain investors of shares of Common Stock pursuant to separate subscription agreements (the “PIPE financing”). During the six months ended July 31, 2021, ChargePoint received $117.6 million in proceeds from the Public Warrants.
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
ChargePoint’s principal use of cash in recent periods has been funding its operations and investing in capital expenditures. ChargePoint’s future capital requirements will depend on many factors, including its revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, expenses associated with its international expansion, the introduction of network enhancements and the continuing market adoption of its network. ChargePoint has and may in the future enter into arrangements to acquire or invest in complementary businesses, products and technologies. ChargePoint may be required to seek additional equity or debt financing. In the event that ChargePoint requires additional financing, it may not be able to raise such financing on acceptable terms or at all. If ChargePoint is unable to raise additional capital or generate cash flows necessary to expand its operations and invest in continued innovation, it may not be able to compete successfully, which would harm its business, results of operations and financial condition. If adequate funds are not available, ChargePoint may need to reconsider its expansion plans or limit its research and development activities, which could have a material adverse impact on its business prospects and results of operations.
Cash Flows
For the Six Months Ended July 31, 2021 and 2020
The following table sets forth a summary of ChargePoint’s cash flows for the periods indicated:

	Six Months Ended July 31,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(61,198)	$(50,069)
Investing activities	(7,788)	41,052
Financing activities	541,590	125,365
Effects of exchange rates on cash, cash equivalents, and restricted cash	(6)	36

Net increase in cash, cash equivalents, and restricted cash	$472,598	$116,384

Net Cash Used in Operating Activities
During the six months ended July 31, 2021, net cash used in operating activities was $61.2 million, consisting primarily of a net loss of $2.6 million and non-cash
charges of $74.5 million, partially offset by a decrease in net operating assets of $15.9 million. The decrease in net operating assets was primarily due to a $3.0 million increase in accrued and other liabilities, a $9.3 million increase in accounts payable, a $5.6 million decrease in inventories and a $15.9 million increase in deferred revenue, partially offset by a $9.3 million increase in prepaid expenses and other assets, a $7.7 million increase in accounts receivable and a $1.0 million decrease in operating lease liabilities. The non-cash
charges primarily consisted of $84.4 million change in fair value of contingent earnout liability, $33.3 million change in fair value of common stock warrant liability and $9.2 million change in fair value of redeemable convertible preferred stock warrant liability, partially offset by $35.9 million of stock-based compensation expense, $7.0 million of transaction costs expensed, $5.6 million of depreciation and amortization expense, and $2.0 million of non-cash
operating lease cost.
During the six months ended July 31, 2020, net cash used in operating activities was $50.1 million, consisting primarily of a net loss of $65.4 million and an increase in net operating assets of $5.4 million, partially offset by non-cash
charges of $20.7 million. The increase in net operating assets was primarily attributable to a $9.3 million decrease in accounts payable, a $7.4 million increase in inventories, a $2.0 million decrease in operating lease liabilities, a $4.1 million decrease in accrued and other liabilities and a $3.3 million increase in prepaid expenses and other assets, partially offset by a $16.2 million decrease in accounts receivable and $4.6 million increase in deferred revenue. The non-cash
charges primarily consisted of $4.7 million of depreciation and amortization expense, $2.1 million of stock-based compensation expense and $1.7 million of non-cash
operating lease cost and $11.0 million change in fair value of common stock warrant liability.

Net Cash (Used In) Provided By Investing Activities
During the six months ended July 31, 2021, net cash used in investing activities was $7.8 million for purchases of property and equipment.
During the six months ended July 31, 2020, net cash provided by investing activities was $41.1 million, consisting of maturities of investments of $47.0 million, partially offset by purchases of property and equipment of $6.0 million.
Net Cash Provided by Financing Activities
During the six months ended July 31, 2021, net cash provided by financing activities was $541.6 million, consisting of net proceeds from the Merger and PIPE financing of $511.6 million, proceeds from the exercise of warrants of $117.6 million and proceeds from exercises of vested and unvested stock options of $1.8 million, partially offset by payment of transaction costs related to the Merger of $32.5 million, issuance of earnout shares, payment of tax withholding obligations on settlement of earnout shares of $20.9 million and repayment of borrowings of $36.1 million.
During the six months ended July 31, 2020, net cash provided by financing activities was $125.4 million consisting of proceeds from issuance of redeemable convertible preferred stock of $92.4 million, proceeds from the exercise of public warrants of $31.4 million and proceeds from exercises of vested and unvested stock options of $1.5 million.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
ChargePoint had cash, cash equivalents and restricted cash totaling $618.5 million as of July 31, 2021. Cash equivalents were invested primarily in money market funds. ChargePoint’s investment policy is focused on the preservation of capital and supporting its liquidity needs. Under the policy, ChargePoint invests in highly rated securities, issued by the U.S. government or liquid money market funds. ChargePoint does not invest in financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments. ChargePoint utilizes external investment managers who adhere to the guidelines of its investment policy.
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
Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies impact ChargePoint’s net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 10% would not result in a material foreign currency loss on foreign-denominated balances, as of July 31, 2021. As ChargePoint’s foreign operations expand, its results may be more materially impacted by fluctuations in the exchange rates of the currencies in which it does business.
At this time, ChargePoint does not enter into financial instruments to hedge its foreign currency exchange risk, but it may in the future.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in ChargePoint’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including ChargePoint’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
As required by Rules
13a-15
and
15d-15
under the Exchange Act, ChargePoint’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of July 31, 2021. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in internal control over financial reporting described below, ChargePoint’s disclosure controls and procedures (as defined in Rules
13a-15(e)
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

The material weaknesses related to the control environment and lack of formal accounting policies, procedures and controls resulted in material adjustments to warrant liabilities, stockholders’ equity and related accounts and disclosures and immaterial adjustments to several other account balances and disclosures in the historical consolidated financial statements.
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
Remediation Plan
ChargePoint has continued implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and include the following:

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
ChargePoint is remediating the material weaknesses as efficiently and effectively as possible and remediation efforts could continue beyond the fiscal year ending January 31, 2023. At this time, ChargePoint cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in it incurring significant costs, and will place significant demands on its financial and operational resources.
In order to maintain and improve the effectiveness of its internal control over financial reporting, ChargePoint has expended, and anticipates to continue to expend, significant resources, including accounting-related costs and significant management oversight.
Changes in Internal Control Over Financial Reporting
There were no changes in ChargePoint’s internal control over financial reporting covered by this Quarterly Report on
Form 10-Q,
other than the changes discussed above, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
An investment in ChargePoint’s securities involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. ChargePoint’s business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not known to ChargePoint or that it considers immaterial as of the date of this Quarterly Report. The trading price of ChargePoint’s securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment.
Summary of Principal Risks Associated with ChargePoint’s Business

•	ChargePoint is an early-stage company with a history of losses and expects to incur significant expenses and continuing losses for the near term.

•
ChargePoint has experienced rapid growth and expects to invest in growth for the foreseeable future. If it fails to manage growth effectively, its business, operating results and financial condition could be adversely affected.

•	ChargePoint currently faces competition from a number of companies, particularly in Europe, and expects to face significant competition in the future as the market for EV charging develops.

•	ChargePoint faces risks related to health pandemics, including the COVID-19 pandemic, which could have a material and adverse effect on its business and results of operations.

•	ChargePoint relies on a limited number of suppliers and manufacturers for its charging stations. A loss of any of these partners could negatively affect its business.

•
ChargePoint’s business is subject to risks associated with construction, cost overruns and delays, and other contingencies that may arise in the course of completing installations, and such risks may increase in the future as ChargePoint expands the scope of such services with other parties.

•
Acquisitions or strategic investments could be difficult to identify and integrate, divert the attention of key management personnel, disrupt ChargePoint’s business, dilute stockholder value and adversely affect its results of operations and financial condition.

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

•	ChargePoint has never paid cash dividends on its capital stock, and does not anticipate paying dividends in the foreseeable future.

•	The price of ChargePoint’s Common Stock may be subject to wide fluctuations.

•	Concentration of ownership among ChargePoint’s existing executive officers, directors and their affiliate may prevent new investors from influencing significant corporate decisions.

•	ChargePoint’s future growth and success is highly correlated with and thus dependent upon the continuing rapid adoption of EVs for passenger and fleet applications.

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
ChargePoint incurred a net loss of $197.0 million for the fiscal year ended January 31, 2021 and had net loss of $2.6 million for the six months ended July 31, 2021. As of July 31, 2021 ChargePoint had an accumulated deficit of approximately $682.1 million. ChargePoint believes it will continue to incur significant operating expenses and net losses in future quarters for the near term. There can be no assurance that it will be able to maintain profitability in the future. ChargePoint’s potential profitability is particularly dependent upon the continued adoption of EVs by consumers and fleet operators, the widespread adoption of electric trucks and other vehicles and other electric transportation modalities, which may not occur.
ChargePoint has experienced rapid growth and expects to invest in growth for the foreseeable future. If it fails to manage growth effectively, its business, operating results and financial condition could be adversely affected.
ChargePoint has experienced rapid growth in recent periods. For example, the number of employees has grown from 743 as of January 31, 2020 to 834 as of January 31, 2021 and to 1,045 as of July 31, 2021, including 77 employees in Europe as of January 31, 2020 to 101 as of January 31, 2021 and to 150 as of July 31, 2021. The growth and expansion of its business has placed and continues to place a significant strain on management, operations, financial infrastructure and corporate culture. In the event of further growth, ChargePoint’s information technology systems and ChargePoint’s internal control over financial reporting and procedures may not be adequate to support its operations and may introduce opportunities for data security incidents that may interrupt business operations and permit bad actors to obtain unauthorized access to business information or misappropriate funds. ChargePoint may also face risks to the extent such bad actors infiltrate the information technology infrastructure of its contractors.
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
In addition, there are other means for charging EVs, which could affect the level of demand for onsite charging capabilities at businesses. For example, Tesla Inc. continues to build out its supercharger network across the United States for its vehicles, which could reduce overall demand for EV charging at other sites. Also, third-party contractors can provide basic electric charging capabilities to potential customers seeking to have on premise EV charging capability, including for home charging. In addition, many EV charging manufacturers, including ChargePoint, are offering home charging equipment, which could reduce demand for on premise charging capabilities of potential customers and reduce the demand for onsite charging capabilities if EV owners find charging at home to be sufficient.
Further, ChargePoint’s current or potential competitors may be acquired by third parties with greater available resources. In addition, certain of ChargePoint’s competitors are engaging in a process similar to the Merger and may have ready access to the capital markets for additional funding. As a result, competitors may be able to respond more quickly and effectively than ChargePoint to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, competitors may in the future establish cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace. This competition may also materialize in the form of costly intellectual property disputes or litigation.
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
pandemic, which could have a material and adverse effect on its business and results of operations.
The
COVID-19
pandemic, including the actual or contemplated return of stringent restrictions on social gatherings or commerce, has created significant volatility in the global economy. Global trade conditions and consumer trends that have originated during the pandemic continue to persist and may have a long-lasting adverse impact on ChargePoint and its industry.
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
Disruptions in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, such as exacerbated port congestion and intermittent supplier shutdowns and delays, have resulted in additional costs and, to a lesser extent, component shortages, and have led to fluctuations in EV sales in markets around the world. Increased demand for personal electronics has also created a shortfall of semiconductor chips, which has caused additional supply challenges both within and outside of ChargePoint’s industry. These ongoing challenges and heightened costs have decreased ChargePoint’s gross margins in recent quarters and ChargePoint expects gross margin improvements will continue to be offset by increased freight and logistic expense as a result of ongoing supply chain disruptions caused by
COVID-19
and related measures. Costs incurred to expedite delivery of components used in charging stations or in providing installation or maintenance services or to proactively increase inventory could cause ChargePoint to raise its prices, impose surcharges or other fees or refuse to negotiate discounts. Further, any sustained downturn in demand for EVs would also harm ChargePoint’s business.
During 2020, ChargePoint modified its business practices by recommending that all non-essential
personnel work from home and cancelling or reducing physical participation in sales activities, meetings, events and conferences. ChargePoint has also implemented additional safety protocols for workers and cost cutting measures to reduce operating costs. ChargePoint may take further actions as may be required by government authorities or that it determines are in the best interests of its employees, customers, suppliers, vendors and business partners, including acting to lift or re-impose
initiatives. There is no certainty that such actions will be sufficient to mitigate the risks posed by the pandemic or otherwise be satisfactory to government authorities. If significant portions of ChargePoint’s workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the
COVID-19
pandemic, its operations will be negatively impacted. Furthermore, if significant portions of its customers’ or potential customers’ workforces are subject to stay-at-home
orders or otherwise have substantial numbers of their employees working remotely for sustained periods of time, user demand for charging stations and services will decline. In addition, measures imposed by governments, may adversely impact ChargePoint’s employees and operations and the operations of its customers, suppliers, vendors and business partners, and may negatively impact demand for EV charging stations, particularly at workplaces.
The effect of the
COVID-19
pandemic on ChargePoint’s business, prospects and results of operations will depend on the direction and duration of current global trends and their sustained impact. Difficult macroeconomic conditions, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment or a decline in consumer confidence as a result of the
COVID-19
pandemic, as well as reduced spending by businesses, could have a material adverse effect on the demand for ChargePoint’s products and services. The effect of the
COVID-19
pandemic can also vary over time and across the geographies in which ChargePoint operates. For example, variations in work-from-home policies can cause fluctuations in revenues, and ChargePoint believes that as people are not yet fully back to work ChargePoint has not yet seen the full return of commercial customer demand for ChargePoint products. Even after the
COVID-19
pandemic has subsided, ChargePoint may continue to experience an adverse impact to its business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

ChargePoint relies on a limited number of suppliers and manufacturers for its charging stations. A loss of any of these partners could negatively affect its business.
ChargePoint relies on a limited number of suppliers to manufacture its charging stations, including in some cases only a single supplier for some products and components. This reliance on a limited number of manufacturers increases ChargePoint’s risks, since it does not currently have proven reliable alternatives or replacement manufacturers beyond these key parties. In the event of interruption, including or resulting in a sudden failure by a supplier to meet its obligation, ChargePoint may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial delays. Thus, ChargePoint’s business could be adversely affected if one or more of its suppliers is impacted by any interruption at a particular location.
During the three months ended July 31, 2021, ChargePoint experienced slightly increased demand, which, due to failure by certain suppliers to meet their obligations, prevented it from making an immaterial number of shipments. If ChargePoint experiences a significant increase in demand for its charging stations in future periods, or if it needs to replace an existing supplier, it may not be possible to supplement or replace them on acceptable terms, which may undermine its ability to deliver products to customers in a timely manner. For example, it may take a significant amount of time to identify a manufacturer that has the capability and resources to build charging stations in sufficient volume. Identifying suitable suppliers and manufacturers could be an extensive process that requires ChargePoint to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices. Accordingly, a loss of any significant suppliers or manufacturers could have an adverse effect on ChargePoint’s business, financial condition and operating results. In addition, ChargePoint’s suppliers may face supply chain risks and constraints of their own, which may impact the availability and pricing of its products. For example, supply chain challenges related to the
COVID-19
pandemic and the global chip shortages that have impacted companies worldwide both within and outside of ChargePoint’s industry may have adverse effects on its suppliers and, as a result, ChargePoint.
In addition, as a result of the Merger, ChargePoint became subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) to diligence, disclose, and report whether or not its products contain minerals originating from the Democratic Republic of the Congo and adjoining countries, or conflict minerals. ChargePoint will incur additional costs to comply with these disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in ChargePoint’s products. These requirements could adversely affect the sourcing, availability, and pricing of minerals used in the components used in ChargePoint’s products. It is also possible that ChargePoint’s reputation may be adversely affected if it determines that certain of its products contain minerals not determined to be conflict-free or if it is unable to alter its products, processes or sources of supply to avoid use of such materials. ChargePoint may also encounter end-customers
who require that all of the components of the products be certified as conflict free. If ChargePoint is not able to meet this requirement, such end-customers
may choose to purchase products from a different company.
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
Furthermore, ChargePoint may in the future elect to install charging stations at customer sites or manage contractors, likely as part of offering customers a turnkey solution. Working with contractors may require ChargePoint to obtain licenses or require it or its customers to comply with additional rules, working conditions and other union requirements, which can add costs and complexity to an installation project. In addition, if these contractors are unable to provide timely, thorough and quality installation-related services, customers could fall behind their construction schedules leading to liability to ChargePoint or cause customers to become dissatisfied with the solutions ChargePoint offers and ChargePoint’s overall reputation would be harmed.

Acquisitions or strategic investments could be difficult to identify and integrate, divert the attention of key management personnel, disrupt ChargePoint’s business, dilute stockholder value and adversely affect its results of operations and financial condition.
As part of ChargePoint’s business strategy, ChargePoint has made and continues to consider making acquisitions of, or investments in, businesses, services or technologies that are complementary to its existing business. The process of identifying and consummating acquisitions, investments, and the subsequent integration of new assets and businesses into ChargePoint’s own business requires attention from management and could result in a diversion of resources from its existing business, which in turn could have an adverse effect on its operations. Acquired assets or businesses may not generate the expected financial results. Acquisitions or investments could also result in the use of cash, potentially dilutive issuances of equity securities, the occurrence of goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business or investment. ChargePoint may also incur costs and management time on transactions that are ultimately not completed. In addition, ChargePoint’s due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product, technology or investment, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or issues with employees or customers.
ChargePoint’s acquisitions or investments may not ultimately strengthen its competitive position or achieve its goals and business strategy; ChargePoint may be subject to claims or liabilities assumed from an acquired company, product, or technology; acquisitions or investments ChargePoint completes could be viewed negatively by its customers, investors, and securities analysts; and ChargePoint may incur costs and expenses necessary to address an acquired company’s failure to comply with laws and governmental rules and regulations. Additionally, ChargePoint may be subject to litigation or other claims in connection with the acquired company, including claims from terminated employees, former stockholders or other third parties, which may differ from or be more significant than the risks ChargePoint’s business faces. An acquired company may also need to implement or improve its controls, procedures and policies, and ChargePoint may face risks associated if any of those controls, procedures or policies are insufficiently effective. ChargePoint may also face retention or cultural challenges associated with integrating employees from the acquired company into its organization. If ChargePoint is unsuccessful at integrating acquisitions or investments, in a timely manner, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt ChargePoint’s ongoing business and divert management’s attention, and ChargePoint may not be able to manage the integration process successfully or in a timely manner. ChargePoint may not successfully evaluate or utilize the acquired technology or personnel, realize anticipated synergies from the acquisition or investment, or accurately forecast the financial impact of an acquisition or investment transaction or the related integration of such acquisition or investment, including accounting charges and any potential impairment of goodwill and intangible assets recognized in connection with such transaction. ChargePoint may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any acquisitions or investments, each of which could adversely affect its financial condition or the market price of its Common Stock. Furthermore, the sale of equity or issuance of equity-linked debt to finance any such transactions could result in dilution to ChargePoint’s stockholders. The occurrence of any of these risks could harm ChargePoint’s business, operating results, and financial condition.
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

•
compliance with multiple, potentially conflicting and changing governmental laws, regulations, certifications, and permitting processes including environmental, banking, employment, tax, information security, privacy, and data protection laws and regulations such as the California Consumer Privacy Act (“CCPA”) and newer state privacy laws in the U.S., the European Union (the “EU”) General Data Protection Regulation (“GDPR”), national legislation implementing the same and changing requirements for legally transferring data out of the European Economic Area;

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
Some of ChargePoint’s executive officers have limited experience in the management of a publicly-traded company. The management team may not successfully or effectively manage the transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of ChargePoint. ChargePoint may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies. The development and implementation of the standards and controls and the hiring of experienced personnel necessary to achieve the level of accounting standards required of a public company may require costs greater than expected.

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
Computer malware, viruses, physical or electronic
break-ins
and similar disruptions could lead to interruption and delays in ChargePoint’s services and operations and loss, misuse or theft of data. Computer malware, viruses, ransomware, hacking and phishing attacks against online networks have become more prevalent and may occur on ChargePoint’s systems in the future. Any attempts by cyber attackers to disrupt ChargePoint’s services or systems, if successful, could harm its business, introduce liability to data subjects, result in the misappropriation of funds, be expensive to remedy, subject ChargePoint to substantial fines, penalties, damages and other liabilities under applicable laws and regulations, lead to a loss of protection of its intellectual property or trade secrets and damage its reputation or brand. Insurance may not be sufficient to cover significant expenses and losses related to cyber-attacks. Efforts to prevent cyber attackers from entering computer systems are expensive to implement, and ChargePoint may not be able to cause the implementation or enforcement of such preventions with respect to its third-party vendors. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of systems and technical infrastructure may, in addition to other losses, harm ChargePoint’s reputation, brand and ability to attract customers.
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
ChargePoint conducts a majority of its operations in the San Francisco Bay area in an active earthquake zone. The occurrence of a natural disaster such as an earthquake, drought, flood, fire (such as the recent extensive wildfires in California), localized extended outages of critical utilities (such as California’s public safety power shut-offs) or transportation systems, or any critical resource shortages could cause a significant interruption in its business, damage or destroy its facilities or inventories, and cause it to incur significant costs, any of which could harm its business, financial condition and results of operations. The insurance ChargePoint maintains against fires, earthquakes and other natural disasters may not be adequate to cover losses in any particular case.
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
Seasonality may cause fluctuations in ChargePoint’s revenue.
ChargePoint believes there are seasonal factors that may cause ChargePoint to record higher revenue in some quarters compared with others. A significant share of ChargePoint’s annual revenues are typically generated in the fourth fiscal quarter, which coincides with customers with a December 31 year-end
choosing to spend remaining unused portions of their budgets and its sales commission plans which provide year-end
accelerators. ChargePoint’s revenues are typically lower in its fiscal first quarter than its preceding fourth quarter, due to unfavorable weather conditions which result in a decrease in construction activity during the winter months, periods of wet weather and times when other weather and climate conditions would impair construction activity. While ChargePoint believes it has visibility into the seasonality of its business, various factors, including difficult weather conditions (such as flooding, hurricanes, prolonged rain or periods of unseasonably cold or snow storms) in any quarter, may materially and adversely affect its business, financial condition and results of operations.
Risks Related to the EV Market
Changes to fuel economy standards or the success of alternative fuels may negatively impact the EV market and thus the demand for ChargePoint’s products and services.
As regulatory initiatives have required an increase in the mileage capabilities of cars, consumption of renewable transportation fuels, such as ethanol and biodiesel, and consumer acceptance of EVs and other alternative vehicles has been increasing. If fuel efficiency of non-electric
vehicles continues to rise, whether as the result of regulations or otherwise, and affordability of vehicles using renewable transportation fuels improves, the demand for electric and high energy vehicles could diminish. In addition, the EV fueling model is different than gas or other fuel models, requiring behavior change and education of influencers, consumers and others such as regulatory bodies. Developments in alternative technologies, such as advanced diesel, ethanol, fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect demand for EVs and EV charging stations. For example, fuel which is abundant and relatively inexpensive in the United States, such as compressed natural gas, may emerge as a preferred alternative to petroleum-based propulsion. Regulatory bodies may also adopt rules that substantially favor certain alternatives to petroleum-based propulsion over others, which may not necessarily be EVs. This may impose additional obstacles to the purchase of EVs or the development of a more ubiquitous EV market. Finally, the current litigation between the state of California and the National Highway Traffic Safety Administration (“NHTSA”) could impact California’s ability to set fuel economy standards that encourage the adoption of EVs, and could be followed by many other states. If any of the above cause or contribute to consumers or businesses to no longer purchase EVs or purchase them at a lower rate, it would materially and adversely affect ChargePoint’s business, operating results, financial condition and prospects.
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
ChargePoint also derives other revenue from regulatory credits. If government support of these credits declines, ChargePoint’s ability to generate this other revenue in the future would be adversely affected. In years prior to fiscal year 2021 ChargePoint has derived a slight majority of its other revenue from regulatory credits. However, revenue from this source as a percentage of Other and total revenue has declined in recent quarters and it may continue to decline over time. Further, the availability of such credits may decline even with general governmental support of the transition to EV infrastructure. For example, in September 2020, California Governor Gavin Newsom issued Executive Order
N-79-20
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

Certain statements ChargePoint makes about estimates of market opportunity and forecasts of market growth may prove to be inaccurate.
From time to time, ChargePoint makes statements with estimates of the addressable market for ChargePoint’s solutions and the EV market in general. Market opportunity estimates and growth forecasts, whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. This is especially so at the present time due to the uncertain and rapidly changing projections of the severity, magnitude and duration of the
COVID-19
pandemic. The estimates and forecasts relating to the size and expected growth of the target market, market demand and adoption, capacity to address this demand and pricing may also prove to be inaccurate. In particular, estimates regarding the current and projected market opportunity are difficult to predict. The estimated addressable market may not materialize for many years, if ever, and even if the markets meet the size estimates and growth forecasts, ChargePoint’s business could fail to grow at similar rates.
Risks Related to ChargePoint’s Technology, Intellectual Property and Infrastructure
ChargePoint expects to incur research and development costs and devote significant resources to developing new products, which could significantly reduce its profitability and may never result in revenue to ChargePoint.
ChargePoint’s future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. ChargePoint plans to incur significant research and development costs in the future as part of its efforts to design, develop, manufacture and introduce new products and enhance existing products. ChargePoint’s research and development expenses were $65.8, million, $75.0 million, $69.5 million and $50.5 million during the six months ended July 31, 2021, and during the fiscal years ended January 31, 2021, 2020 and 2019, respectively, and are likely to grow in the future. Further, ChargePoint’s research and development program may not produce successful results, and its new products may not achieve market acceptance, create additional revenue or become profitable.
ChargePoint may need to defend against intellectual property infringement or misappropriation claims, which may be time-consuming and expensive.
From time to time, the holders of intellectual property rights may assert their rights and urge ChargePoint to take licenses, and/or may bring suits alleging infringement, misappropriation or other violation of such rights. There can be no assurance that ChargePoint will be able to mitigate the risk of potential suits or other legal demands by competitors or other third parties. Accordingly, ChargePoint may consider entering into licensing agreements with respect to such rights, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur, and such licenses and associated litigation could significantly increase ChargePoint’s operating expenses. In addition, if ChargePoint is determined to have or believes there is a high likelihood that it has infringed upon, misappropriated or otherwise violated a third party’s intellectual property rights, it may be required to cease making, selling or incorporating certain key components or intellectual property into the products and services it offers, to pay substantial damages and/or royalties, to redesign its products and services, and/or to establish and maintain alternative branding. In addition, to the extent that ChargePoint’s customers and business partners become the subject of any allegation or claim regarding the infringement, misappropriation or other violation of intellectual property rights related to ChargePoint’s products and services, ChargePoint may be required to indemnify such customers and business partners. If ChargePoint were required to take one or more such actions, its business, prospects, operating results and financial condition could be materially and adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity and diversion of resources and management attention.
ChargePoint’s business may be adversely affected if it is unable to protect its technology and intellectual property from unauthorized use by third parties.
ChargePoint’s success depends, at least in part, on ChargePoint’s ability to obtain, maintain, enforce and protect its core technology and intellectual property. To accomplish this, ChargePoint relies on, and plans to continue relying on, a combination of patents, trade secrets (including know-how),
employee and third-party nondisclosure agreements, copyright, trademarks, intellectual property licenses and other contractual rights to retain ownership of, and protect, its technology. Despite

ChargePoint’s efforts to obtain, maintain, enforce and protect intellectual property rights, there can be no assurance that these steps will be available in all cases or will be adequate to prevent ChargePoint’s competitors or other third-parties from copying, reverse engineering, or otherwise obtaining and using its technology or products or seeking court declarations that they do not infringe, misappropriate or otherwise violate its intellectual property. Failure to adequately protect its technology and intellectual property could result in competitors offering similar products, potentially resulting in the loss of some of ChargePoint’s competitive advantage and a decrease in revenue which would adversely affect its business, prospects, financial condition and operating results.
The measures ChargePoint takes to protect its technology intellectual property from unauthorized use by others may not be effective for various reasons, including the following:

•	any patent applications ChargePoint submits may not result in the issuance of patents;

•	the scope of issued patents may not be broad enough to protect proprietary rights;

•	any issued patents may be challenged by competitors and/or invalidated by courts or governmental authorities;

•	ChargePoint may not be the first inventor of the subject matter to which it has filed a particular patent application, and it may not be the first party to file such a patent application;

•	Patents have a finite term, and competitors and other third-parties may offer identical or similar products after the expiration of ChargePoint’s patents that cover such products;

•	the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement impracticable;

•	current and future competitors may circumvent patents or independently develop similar trade secrets or works of authorship, such as software;

•	know-how and other proprietary information ChargePoint purports to hold as a trade secret may not qualify as a trade secret under applicable laws;

•	ChargePoint’s employees, contractors or business partners may breach their confidentiality, non-disclosure, and non-use obligations; and

•	proprietary designs and technology embodied in ChargePoint’s products may be discoverable by third-parties through means that do not constitute violations of applicable laws.
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
It is ChargePoint’s policy to enter into confidentiality and invention assignment agreements with its employees and contractors that have developed material intellectual property for ChargePoint, but these agreements may not be self-executing and may not otherwise adequately protect ChargePoint’s intellectual property, particularly with respect to conflicts of ownership relating to work product generated by employees and contractors. Furthermore, ChargePoint cannot be certain that these agreements will not be breached and that third-parties will not gain access to its trade secrets, know-how
and other proprietary technology. Third-parties may also independently develop the same or substantially similar proprietary technology. Monitoring unauthorized use of ChargePoint’s intellectual property is difficult and costly, as are the steps ChargePoint has taken or will take to prevent misappropriation.

To prevent unauthorized use of ChargePoint’s intellectual property, it may be necessary to prosecute actions for infringement, misappropriation or other violation of ChargePoint’s intellectual property against third-parties. Any such action could result in significant costs and diversion of ChargePoint’s resources and management’s attention, and there can be no assurance that ChargePoint will be successful in any such action. Furthermore, many of ChargePoint’s current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than ChargePoint does. Accordingly, despite its efforts, ChargePoint may not be able to prevent third-parties from infringing, misappropriating or otherwise violating its intellectual property. Any of the foregoing may adversely affect ChargePoint’s revenues or results of operations.
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
Further, should regulatory bodies later impose a standard that is not compatible with ChargePoint’s infrastructure, it may incur significant costs to adapt its business model to the new regulatory standard, which may require significant time and, as a result, may have a material and adverse effect on its revenue or results of operations.
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
Although ChargePoint has contractual protections, such as warranty disclaimers and limitation of liability provisions, in many of its agreements with customers, resellers and other business partners, such protections may not be uniformly implemented in all contracts and, where implemented, may not fully or effectively protect from claims by customers, resellers, business partners or other third parties. Any insurance coverage or indemnification obligations of suppliers may not adequately cover all such claims or cover only a portion of such claims. A successful product liability, warranty, or other similar claim could have an adverse effect on ChargePoint’s business, operating results and financial condition. In addition, even claims that ultimately are unsuccessful could result in expenditure of funds in litigation, divert management’s time and other resources and cause reputational harm.
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
Some of ChargePoint’s products contain open-source software, which may pose particular risks to its proprietary software, products and services in a manner that could harm its business.
ChargePoint uses open-source software in its products and anticipates using open-source software in the future. Some open-source software licenses require those who distribute open-source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open-source code on unfavorable terms or at no cost, and ChargePoint may be subject to such terms. The terms of many open-source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on ChargePoint’s ability to provide or distribute ChargePoint’s products or services.
In addition, ChargePoint relies on some open-source software and libraries issued under the General Public License (or similar “copyleft” licenses) for development of its products and may continue to rely on similar copyleft licenses. Third-parties may assert a copyright claim against ChargePoint regarding its use of such software or libraries, which could lead to the adverse results listed above. Use of such software or libraries may also force ChargePoint to provide third-parties, at no cost, the source code to its proprietary software, which may decrease revenue and lessen any competitive advantage ChargePoint has due to the secrecy of its source code.
ChargePoint could face claims from third-parties claiming ownership of, or demanding release of, the open-source software or derivative works that ChargePoint developed using such software, which could include ChargePoint’s proprietary source code, or otherwise seeking to enforce the terms of the applicable open-source license. These claims could result in litigation and could require ChargePoint to make its software source code freely available, purchase a costly license or cease offering the implicated products or services unless and until ChargePoint can re-engineer
them to avoid infringement, which may be a costly and time-consuming process, and ChargePoint may not be able to complete the re-engineering
process successfully.

Additionally, the use of certain open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or controls on the origin of software. There is typically no support available for open-source software, and ChargePoint cannot ensure that the authors of such open-source software will implement or push updates to address security risks or will not abandon further development and maintenance. Many of the risks associated with the use of open-source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, could have an adverse effect on ChargePoint’s business and results.
Interruptions, delays in service or inability to increase capacity, including internationally, at third-party data center facilities could impair the use or functionality of ChargePoint’s subscription services, harm its business and subject it to liability.
ChargePoint currently serves customers from third-party data center facilities operated by Amazon Web Services (“AWS”) located in the United States, Europe and Canada. In addition to AWS, some ChargePoint services are housed in third-party data centers operated by Rackspace Technology in the United States. Any outage or failure of such data centers could negatively affect ChargePoint’s product connectivity and performance. ChargePoint’s primary environments are behind the Content Delivery Network operated by Cloudflare, Inc. (“Cloudfare”), and any interruptions of Cloudflare’s services could negatively affect ChargePoint’s product connectivity and performance. Furthermore, ChargePoint depends on connectivity from its charging stations to its data centers through cellular service providers, such as Verizon. Any incident affecting a data center facility’s or a cellular service provider’s infrastructure or operations, whether caused by fire, flood, severe storm, earthquake, power loss, telecommunications failures, breach of security protocols, computer viruses and disabling devices, failure of access control mechanisms, natural disasters, war, criminal act, military actions, terrorist attacks and other similar events could negatively affect the use, functionality or availability of ChargePoint’s services.
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
In addition to the other risks described herein, the following factors could also cause ChargePoint’s financial condition and results of operations to fluctuate on a quarterly basis:

•	the timing and volume of new sales;

•	fluctuations in service costs, particularly due to unexpected costs of servicing and maintaining charging stations;

•	the timing of new product introductions, which can initially have lower gross margins;

•	the introduction of new products by competitors, changes in pricing or other factors impacting competition;

•	weaker than anticipated demand for charging stations, whether due to changes in government incentives and policies or due to other conditions;

•	fluctuations in sales and marketing or research and development expenses;

•	supply chain interruptions and manufacturing or delivery delays;

•	the timing and availability of new products relative to customers’ and investors’ expectations;

•	the length of the sales and installation cycle for a particular customer;

•	the impact of the COVID-19 pandemic on ChargePoint’s workforce, or those of its customers, suppliers, vendors or business partners;

•	disruptions in sales, production, service or other business activities or ChargePoint’s inability to attract and retain qualified personnel; and

•	unanticipated changes in federal, state, local or foreign government incentive programs, which can affect demand for EVs.

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
For example, on December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”), was signed into law making significant changes to the Internal Revenue Code of 1986, as amended, or the Code, and certain provisions of the Tax Act may adversely affect ChargePoint. In particular, sweeping changes were made to the U.S. taxation of foreign operations. Changes include, but are not limited to, a permanent reduction to the corporate income tax rate, limiting interest deductions, a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017, the elimination of carrybacks of net operating losses, adopting elements of a territorial tax system, assessing a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.-owned foreign corporations, and introducing certain anti-base erosion provisions, including a new minimum tax on global intangible low-taxed
income and base erosion and anti-abuse tax. The Tax Act could be subject to potential amendments and technical corrections, and is subject to interpretations and implementing regulations by the U.S. Treasury and Internal Revenue Service (“IRS”), any of which could mitigate or increase certain adverse effects of the legislation.
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
As a result of ChargePoint’s plans to expand operations, including to jurisdictions in which the tax laws may not be favorable, ChargePoint’s tax rate may fluctuate, ChargePoint’s tax obligations may become significantly more complex and subject to greater risk of examination by taxing authorities or ChargePoint may be subject to future changes in tax law, the impacts of which could adversely affect ChargePoint’s after-tax
profitability and financial results.
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
Additionally, ChargePoint’s operations are subject to significant income, withholding and other tax obligations in the United States and may become subject to taxes in numerous additional state, local and
non-U.S.
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
ChargePoint’s
after-tax
profitability and financial results may also be adversely impacted by changes in the relevant tax laws and tax rates, treaties, regulations, administrative practices and principles, judicial decisions and interpretations thereof, in each case, possibly with retroactive effect. For example, the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting recently entered into force among the jurisdictions that have ratified it, although the United States has not yet entered into this convention. These recent changes could negatively impact ChargePoint’s taxation, especially as ChargePoint expands its relationships and operations internationally.
The ability of ChargePoint to utilize net operating loss and tax credit carryforwards is conditioned upon ChargePoint attaining profitability and generating taxable income. ChargePoint has incurred significant net losses since inception and it is anticipated that ChargePoint will continue to incur significant losses. Additionally, ChargePoint’s ability to utilize net operating loss and tax credit carryforwards to offset future taxable income may be limited.
As of January 31, 2021, ChargePoint had $434.7 million of U.S. federal and $229.7 million of California net operating loss carryforwards available to reduce future taxable income, of which $281.9 million of the U.S. federal net operating loss carryforwards can be carried forward indefinitely. The U.S. federal and California state net operating loss carryforwards begin to expire in 2028. In addition, ChargePoint had net operating loss carryforwards for other states of $134.7 million, which begin to expire in 2022. The Tax Act included a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017 and the elimination of carrybacks of net operating losses. Under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which modified the Tax Act, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is possible that ChargePoint will not generate taxable income in time to utilize the net operating loss carryforwards. In addition, net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change
net operating loss carryforwards and other
pre-change
attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in ownership by “5% stockholders” that exceeds 50 percentage points over a rolling three-year period. If ChargePoint has experienced an ownership change at any time since its incorporation, ChargePoint may already be subject to limitations on its ability to utilize its existing net operating loss carryforwards and other tax attributes to offset taxable income or tax liability. In addition, future changes in ChargePoint’s stock ownership, which may be outside of ChargePoint’s control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit ChargePoint’s use of accumulated state tax attributes. As a result, even if ChargePoint earns net taxable income in the future, its ability to use its pre-change
net operating loss carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to ChargePoint.
ChargePoint performed an analysis to assess whether an “ownership change,” as defined by Section 382 of the Code, has occurred from its inception through January 31, 2021 and expects to complete this Section 382 analysis during the fiscal year ending January 31, 2022. Based on this analysis, ChargePoint has experienced “ownership changes,” limiting the utilization of the net operating loss carryforwards or research and development tax credit carryforwards under Section 382 of the Code by first multiplying the value of the ChargePoint’s stock at the time of the ownership change by the applicable long-term tax-exempt
rate, and then applying additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. In addition, the Merger, may constitute an ownership change under Sections 382 and 383 of the Code. ChargePoint’s net operating losses or credits may also be impaired under state law. Accordingly, ChargePoint may not be able to utilize a material portion of the net operating losses or credits. The ability of ChargePoint to utilize ChargePoint’s net operating losses or credits is conditioned upon ChargePoint attaining profitability and generating U.S. federal and state taxable income. ChargePoint has incurred significant net losses since inception and will continue to incur significant losses; and therefore, ChargePoint does not know whether or when the combined carryforwards may be or may become subject to limitation by Sections 382 and 383 of the Code.
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
ChargePoint is currently an emerging growth company as defined in the U.S. legislation Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), but as of January 31, 2022 it expects to be a large accelerated filer and, as a result, will no longer be an emerging growth company as of that date. Until then, ChargePoint intends to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Investors may find the Common Stock less attractive because ChargePoint will continue to rely on these exemptions. If some investors find the Common Stock less attractive as a result, there may be a less active trading market for their Common Stock, and the stock price may be more volatile.
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
ChargePoint incurs significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.
ChargePoint faces increased legal, accounting, administrative and other costs and expenses as a public company that it did not incur as a private company. Sarbanes-Oxley, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Act and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements increases costs and make certain activities more time-consuming. A number of those requirements require it to carry out activities ChargePoint has not done previously. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified, such as the restatement of ChargePoint’s previously issued consolidated financial statements, and related material weakness as described in the Form
10-K/A
(see also “Risks Related to Legal Matters and Regulations — ChargePoint may face litigation and other risks as a result of the material weakness in its internal control over financial reporting and the restatement of its financial statements,” and “ — ChargePoint has identified material weaknesses in its internal control over financial reporting. If ChargePoint is unable to remediate these material weaknesses, or if ChargePoint identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting, this may result in material misstatements of ChargePoint’s consolidated financial statements or cause ChargePoint to fail to meet its periodic reporting obligations,” for more detail), ChargePoint has incurred and could incur additional costs to rectify those or new issues, and the existence of these issues could adversely affect its reputation or investor perceptions. In addition, as a public company, ChargePoint maintains director and officer liability insurance, for which it must pay substantial premiums. The additional reporting and other obligations imposed by these rules and regulations increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
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
As a public company, ChargePoint is required to provide management’s attestation on internal controls pursuant to Section 404 of Sarbanes-Oxley. The standards required for a public company under Section 404(a) of Sarbanes-Oxley are significantly more stringent than those previously required of ChargePoint as a privately-held company. When ChargePoint ceases to be an emerging growth company, it will also be subject to auditor attestation requirements of Section 404(b) of Sarbanes-Oxley and the relevant increased disclosure obligations.. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements of Section 404(a) and/or Section 404(b) of Sarbanes-Oxley. If ChargePoint is not able to implement these additional requirements in a timely manner or with adequate compliance, it may not be able to assess whether its internal control over financial reporting is effective, which may subject it to adverse regulatory consequences and could harm investor confidence.
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
ChargePoint did not design and maintain an effective control environment commensurate with its financial reporting requirements. Specifically, ChargePoint did not maintain a sufficient complement of personnel with an appropriate degree of accounting knowledge, experience and training to appropriately analyze, record and disclose accounting matters commensurate with its accounting and reporting requirements. This material weakness contributed to the following additional material weaknesses:

•
ChargePoint did not design or maintain formal accounting policies, procedures and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including accounting for complex features associated with warrants, segregation of duties and adequate controls related to the preparation and review of journal entries; and

•
ChargePoint did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of its consolidated financial statements. Specifically, ChargePoint did not design and maintain (a) program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately and (b) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to its financial applications and data to appropriate company personnel.

The material weaknesses related to the control environment and lack of formal accounting policies, procedures and controls resulted in material adjustments to warrant liabilities, stockholders’ equity and related accounts and disclosures and immaterial adjustments to a number of other account balances and disclosures in the historical consolidated financial statements.

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
ChargePoint has continued implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and include the following:

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
ChargePoint’s remediation efforts could continue beyond the fiscal year ending January 31, 2023. At this time, ChargePoint cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in it incurring significant costs, and will place significant demands on its financial and operational resources.
In order to maintain and improve the effectiveness of its internal control over financial reporting, ChargePoint has expended, and anticipates that ChargePoint will continue to expend, significant resources, including accounting-related costs and significant management oversight. At such time, ChargePoint’s independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which its internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could adversely affect the business and operating results and could cause a decline in the price of ChargePoint’s Common Stock.
Risks Related to Legal Matters and Regulations
Privacy concerns and laws, or other domestic or foreign regulations, may adversely affect ChargePoint’s business.
ChargePoint relies on data collected through charging stations or its mobile application, including usage data and geolocation data. ChargePoint uses this data in connection with the research, development and analysis of its technologies. Accordingly, ChargePoint may be subject to or affected by a number of federal, state, local and international laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and security and govern its collection, storage, retention, protection, use, processing, transmission, sharing and disclosure of personal information including that of ChargePoint’s employees, customers and other third-parties with whom ChargePoint conducts business.

National and local governments and agencies in the countries in which ChargePoint operates and in which customers operate have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage, processing and disclosure of information regarding consumers and other individuals, which could impact its ability to offer services in certain jurisdictions. Laws and regulations relating to the collection, use, storage, disclosure, security and other processing of individuals’ information can vary significantly from jurisdiction to jurisdiction and are particularly stringent in Europe. The costs of compliance with, and other burdens imposed by, laws, regulations, standards and other obligations relating to privacy, data protection and information security are significant. In addition, some companies, particularly larger enterprises, often will not contract with vendors that do not meet these rigorous standards. Accordingly, the failure, or perceived inability, to comply with these laws, regulations, standards and other obligations may limit the use and adoption of ChargePoint’s solutions, reduce overall demand, lead to regulatory investigations, litigation and significant fines, penalties or liabilities for actual or alleged noncompliance, or slow the pace at which it closes sales transactions, any of which could harm its business. Moreover, if ChargePoint or any of its employees or contractors fail or are believed to fail to adhere to appropriate practices regarding customers’ data, it may damage its reputation and brand.
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
Additionally, the EU adopted the GDPR in 2016, and it became effective in May 2018. The GDPR establishes requirements applicable to the handling of personal data and imposes penalties for non-compliance
of up to the greater of €20 million or 4% of worldwide revenue. The costs of compliance with, and other burdens imposed by, the GDPR may limit the use and adoption of ChargePoint’s products and services and could have an adverse impact on its business. Further, California adopted the CCPA and the California State Attorney General has begun enforcement actions. Although ChargePoint initiated a compliance program designed to ensure CCPA compliance after consulting with outside privacy counsel, ChargePoint may remain exposed to ongoing legal risks and compliance costs related to CCPA and the new California Privacy Rights Act (“CPRA”), which will become effective in most material respects starting on January 1, 2023.
The costs of compliance with, and other burdens imposed by, laws and regulations relating to privacy, data protection and information security that are applicable to the businesses of customers may adversely affect ability and willingness to process, handle, store, use and transmit certain types of information, such as demographic and other personal information. The EU and the United States agreed in 2016 to the
EU-US
Privacy Shield Framework, which provided one mechanism for lawful cross-border transfers of personal data between the EU and the United States. However, the Court of Justice of the EU issued a decision on July 16, 2020 invalidating the
EU-US
Privacy Shield Framework, thereby creating additional legal risk for ChargePoint. In addition, the other bases on which ChargePoint and its customers rely for the transfer of personal data across national borders, such as the Standard Contractual Clauses promulgated by the EU Commission Decision 2010/87/EU, commonly referred to as the Model Clauses, continue to be subjected to regulatory and judicial scrutiny. If ChargePoint or its customers are unable to transfer data between and among countries and regions in which it operates, it could decrease demand for its products and services or require it to modify or restrict some of its products or services.
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
ChargePoint is subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the Anti-Bribery Act and possibly other anti-bribery and anti-money laundering laws in countries in which it conducts activities. It faces significant risks if it fails to comply with the FCPA and other anti-corruption laws that prohibit companies and their employees and third-party intermediaries from promising, authorizing, offering or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person or securing any advantage. Any violation of the FCPA, other applicable anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, or severe criminal or civil sanctions, which could have a materially adverse effect on ChargePoint’s reputation, business, operating results and prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources, significant defense costs and other professional fees.
Failure to comply with laws relating to employment could subject ChargePoint to penalties and other adverse consequences.
ChargePoint is subject to various employment-related laws in the jurisdictions in which its employees are based. It faces risks if it fails to comply with applicable U.S. federal or state wage laws, or wage laws applicable to its employees outside of the United States. In addition, ChargePoint implemented a reduction in force and furloughed employees in 2020, and the attendant layoffs and/or furloughs could create an additional risk of claims being made on behalf of affected employees. Any violation of applicable wage laws or other labor- or employment-related laws could result in complaints by current or former employees, adverse media coverage, investigations and damages or penalties which could have a materially adverse effect on ChargePoint’s reputation, business, operating results and prospects. In addition, responding to any such proceeding may result in a significant diversion of management’s attention and resources, significant defense costs and other professional fees.
Existing and future environmental health and safety laws and regulations could result in increased compliance costs or additional operating costs or construction costs and restrictions. Failure to comply with such laws and regulations may result in substantial fines or other limitations that may adversely impact ChargePoint’s financial results or results of operation.
ChargePoint and its operations, as well as those of ChargePoint’s contractors, suppliers and customers, are subject to certain environmental laws and regulations, including laws related to the use, handling, storage, transportation and disposal of hazardous substances and wastes as well as electronic wastes and hardware, whether hazardous or not. These laws may require ChargePoint or others in ChargePoint’s value chain to obtain permits and comply with procedures that impose various restrictions and obligations that may have material effects on ChargePoint’s operations. If key permits and approvals cannot be obtained on acceptable terms, or if other operational requirements cannot be met in a manner satisfactory for ChargePoint’s operations or on a timeline that meets ChargePoint’s commercial obligations, it may adversely impact ChargePoint’s business.
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
Further, ChargePoint currently relies on third parties to ensure compliance with certain environmental laws, including those related to the disposal of hazardous and non-hazardous
wastes. Any failure to properly handle or dispose of such wastes, regardless of whether such failure is ChargePoint’s or its contractors, may result in liability under environmental laws, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), under which liability may be imposed without regard to fault or degree of contribution for the investigation and clean-up
of contaminated sites, as well as impacts to human health and damages to natural resources. Additionally, ChargePoint may not be able to secure contracts with third parties to continue their key supply chain and disposal services for ChargePoint’s business, which may result in increased costs for compliance with environmental laws and regulations.

ChargePoint may face litigation and other risks as a result of the material weakness in its internal control over financial reporting and the restatement of its financial statements.
Following the issuance of the SEC’s Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies on April 12, 2021, the audit committee of the Board, after considering the recommendations of management, determined that it was appropriate to restate ChargePoint’s previously filed financial statements for certain periods of non-reliance.
As part of this restatement, ChargePoint identified a material weakness in its internal control over financial reporting.
As a result of such material weakness, such restatement, the change in accounting for the Public Warrants and the Private Placement Warrants, and other matters raised or that may in the future be raised by the SEC, ChargePoint faces potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in its internal control over financial reporting and the preparation of its financial statements. As of the date of this Quarterly Report, ChargePoint has no knowledge of any such litigation or dispute. However, ChargePoint can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on its business, results of operations and financial condition.
Risks Related to Ownership of ChargePoint’s Securities
Concentration of ownership among ChargePoint’s existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.
As of July 9, 2021, ChargePoint’s directors, executive officers and their affiliates in the aggregate beneficially owned approximately 38.8% of the outstanding Common Stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of the certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
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
The price of ChargePoint’s Common Stock may be subject to wide fluctuations.
The trading price of the Common Stock will be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond ChargePoint’s control. These factors include:

•	actual or anticipated fluctuations in operating results;

•	failure to meet or exceed financial estimates and projections of the investment community or that ChargePoint provides to the public;

•	issuance of new or updated research or reports by securities analysts or changed recommendations for the industry in general;

•	changes in competitive factors;

•	operating and share price performance of other companies in the industry or related markets;

•	sales of shares of ChargePoint’s Common Stock into the market after the expiration of lock-up agreements or pursuant to the exercise of registration rights;

•	the timing and magnitude of investments in the growth of the business;

•	actual or anticipated changes in laws and regulations;

•	additions or departures of key management or other personnel;

•	increased labor costs;

•	disputes or other developments related to intellectual property or other proprietary rights, including litigation;

•	the ability to market new and enhanced solutions on a timely basis;

•	sales of substantial amounts of the Common Stock by the Board, executive officers or significant stockholders or the perception that such sales could occur;

•	changes in capital structure, including future issuances of securities or the incurrence of debt; and

•	general economic, political and market conditions, including uncertainty surrounding COVID-19 and its resurgence.
In addition, the stock market in general, and the stock prices of technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of ChargePoint’s Common Stock, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.
The coverage of ChargePoint’s business or its securities by securities or industry analysts or the absence thereof could adversely affect the trading price and volume of ChargePoint’s Common Stock, Warrants and other securities.
The trading market for ChargePoint’s securities is influenced in part by the research and other reports that industry or securities analysts publish about ChargePoint or its business or industry from time to time. ChargePoint does not control these analysts or the content and opinions included in their reports. As a former shell company, ChargePoint may be slow to attract equity research coverage, and the analysts who publish information about ChargePoint’s securities will have had relatively little experience with ChargePoint, which could affect their ability to accurately forecast ChargePoint’s results and make it more likely that ChargePoint fails to meet their estimates. If no or few analysts commence equity research coverage of ChargePoint, the trading price and volume of ChargePoint’s securities would likely be negatively impacted. If analysts do cover ChargePoint and one or more of them downgrade its securities, or if they issue other unfavorable commentary about ChargePoint or its industry or inaccurate research, the trading price of ChargePoint’s Common Stock, Warrants and other securities would likely decline. Furthermore, if one or more of these analysts cease coverage or fail to regularly publish reports on ChargePoint, it could lose visibility in the financial markets. Any of the foregoing would likely cause the trading price and volume of ChargePoint’s Common Stock, Warrants and other securities to decline.
Anti-takeover provisions contained in ChargePoint’s governing documents and applicable laws could impair a takeover attempt.
ChargePoint’s Second A&R Charter and Second A&R Bylaws afford certain rights and powers to the Board that could contribute to the delay or prevention of an acquisition that it deems undesirable. ChargePoint is also subject to Section 203 of the DGCL and other provisions of Delaware law that limit the ability of stockholders in certain situations to effect certain mergers. Any of the foregoing provisions and terms that has the effect of delaying or deterring a change in control could limit the opportunity for stockholders to receive a premium for their shares of their Common Stock, and could also affect the price that some investors are willing to pay for the Common Stock.
ChargePoint’s Second A&R Charter provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit stockholders’ ability to obtain a more favorable judicial forum for disputes with ChargePoint or its directors, officers, employees or stockholders.

The Second A&R Charter requires, to the fullest extent permitted by law, that derivative actions brought on behalf of the company, actions against current or former directors, officers, stockholders or, subject to certain exceptions, employees for breach of fiduciary duty and certain other actions may be brought in the Court of Chancery in the State of Delaware or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of capital stock of ChargePoint shall be deemed to have notice of and consented to the forum provisions in the certificate of incorporation. In addition, the Second A&R Charter and Second A&R Bylaws provide that, unless ChargePoint consents in writing to another forum, the federal district courts of the United States shall, to the fullest extent of the law, be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act or the Exchange Act.
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
Sales or the perception of future sales of a substantial number of shares of Common Stock by ChargePoint’s existing stockholders could cause the price of the Common Stock to decline.
Sales of a substantial number of shares of ChargePoint’s Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of ChargePoint’s Common Stock.
On July 12, 2021, ChargePoint filed a resale registration statement on Form
S-1
(No.
333-257855)
that relates to the offer and sale from time to time by the selling security holders named in that prospectus of up to 12,000,000 shares of ChargePoint’s Common Stock (the “Secondary Offering”). ChargePoint’s directors, executive officers and certain stockholders entered into lock-up
agreements with the representatives of the several underwriters, in connection with the offering, which expire 75 days from the date of the offering prospectus. The representatives may, in their sole discretion, release all or some portion of the shares subject to the lock-up
agreements at any time, for any reason and with or without notice.
As of July 9, 2021, 224,656,707 shares of ChargePoint’s Common Stock or 69.9% of all outstanding shares of its Common Stock were currently prohibited or otherwise restricted from being sold in the public market under securities laws or lock-up
agreements entered into in connection with the Merger (which subsequently expired August 26, 2021) or Secondary Offering; however, subject to applicable securities law restrictions and the lock-up
agreements, and excluding shares of Common Stock issued pursuant to the early exercise of unvested stock options that will remain unvested, the shares of Common Stock outstanding at the time of the closing of the Merger that are so restricted will be able to be sold in the public market under Rule 144 beginning on March 1, 2022. Shares issued upon the exercise of stock options outstanding under ChargePoint’s equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff and lock-up
agreements, a registration statement on Form
S-8
and Rule 144 and Rule 701 under the Securities Act.
Moreover, as of July 9, 2021, holders of 218,988,521 shares of Common Stock and 38,314,712 Public Warrants and Private Placement Warrants have rights, subject to conditions, to require ChargePoint to file registration statements with the SEC covering such shares, Public Warrants and Private Placement Warrants or the shares underlying the Public Warrants and Private Placement Warrants or to include their shares in registration statements that ChargePoint may file 246,020,583 shares of Common Stock and 6,521,568 Private Warrants are included on a resale registration statement filed with the SEC that was declared effective by the SEC. During the six months ended July 31, 2021, 10,226,081 Public Warrants and 4,347,712 Private Placement Warrants were exercised and the remaining 244,481 Public Warrants outstanding as of. On July 6, 2021 all outstanding Public Warrants were redeemed for cash and none remain outstanding.
Warrants are exercisable for ChargePoint’s Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to ChargePoint’s stockholders.
As of July 31, 2021, the Private Placement Warrants were exercisable for 2,173,856 shares of Common Stock at a weighted average exercise price of $11.50 per share and there were additional warrants issued by Legacy ChargePoint that were converted into warrants of ChargePoint in the Merger outstanding exercisable for 37,075,846 shares of Common Stock at a weighted average exercise price of $7.00 per share. Any shares of ChargePoint’s Common Stock issued upon exercise of the Private Placement Warrants and other outstanding warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of its Common Stock.
The Private Placement Warrants are accounted for as a warrant liability and recorded at fair value with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of the Company’s Common Stock.
Under U.S. GAAP, the Company is required to evaluate the Private Placement Warrants to determine whether they should be accounted for as a warrant liability or as equity. The Company has concluded that the Private Placement Warrants contain provisions requiring liability classification as of July 31, 2021. Therefore, the Company is accounting for the Private Placement Warrants as a warrant liability at fair value upon issuance. The Company records any subsequent changes in fair value as of the end of each reporting period. The impact of changes in fair value on earnings may have an adverse effect on its results of operations based on factors that are outside of its control.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
On May 19, 2021, prior to filing its registration statement on Form
S-8
(File
No. 333-256566),
ChargePoint issued 36,601 shares of restricted Common Stock upon the exercise of certain options granted under the Legacy ChargePoint’s 2017 Stock Plan. ChargePoint received an aggregate of $26,571.16. ChargePoint issued the foregoing securities in transactions not involving an underwriter and not requiring registration under Section 5 of the Securities Act, in reliance on the exemption afforded by Section 4(a)(2) thereof.
Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

(a)	Exhibits:

Exhibit No.	Description

10.1+	ChargePoint Holdings, Inc. 2021 Equity Incentive Plan and related form agreements.*

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The Cover Page Interactive Data File, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith
**	Furnished herewith
+	Denotes management compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
September 10, 2021

CHARGEPOINT HOLDINGS, INC.

By:	/s/ Rex S. Jackson
Name:	Rex S. Jackson
Title:	Chief Financial Officer and Principal Financial Officer