Form 10-Q
period 2021-10-31
ChargePoint Holdings, Inc.
filed 2021-12-15
CIK 1777393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
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
(408) 841-4500
(Registrant's telephone number, including area code)
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

The registrant had outstanding 331,027,104 shares of common stock as of November 30, 2021.

CHARGEPOINT HOLDINGS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of present or historical fact included in this Quarterly Report, regarding the future financial performance of ChargePoint Holdings, Inc. (“ChargePoint” or the “Company”), as well as ChargePoint’s strategy, future operations, future operating results, financial position, expectations regarding revenue, losses, and costs, margins, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project” or the negative of such terms and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These statements are based on various assumptions, whether or not identified herein, and on the current expectations of ChargePoint’s management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of, fact or probability. Actual events and circumstances are difficult or impossible to predict and may differ from assumptions, and such differences may be material. Many actual events and circumstances are beyond the control of ChargePoint. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about ChargePoint that may cause the actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. If any of these risks materialize or ChargePoint’s assumptions prove incorrect, actual results could differ materially from the results implied by these forward-looking statements. There may be additional risks that ChargePoint does not presently know or that ChargePoint currently believes are immaterial that could also cause actual results to differ from those contained in the forward-looking statements. In addition, forward-looking statements reflect ChargePoint’s expectations, plans or forecasts of future events and views as of the date hereof. The Company anticipates that subsequent events and developments will cause ChargePoint’s assessments to change. These forward-looking statements should not be relied upon as representing ChargePoint’s assessments as of any date subsequent to the date hereof. Accordingly, undue reliance should not be placed upon the forward-looking statements. The Company cautions you that these forward-looking statements are subject to numerous risk and uncertainties, most of which are all difficult to predict and many of which are beyond the control of ChargePoint.
The following factors, among others, could cause actual results to differ materially from forward-looking statements:
•ChargePoint’s success in retaining or recruiting, or changes in, its officers, key employees or directors;
•changes in applicable laws or regulations;
•the impact of the coronavirus (“COVID-19”) pandemic on the overall economy and ChargePoint’s results of operations, financial position and cash flows;
•COVID-19-related supply chain disruptions and expense increases;
•delays in new product introductions;
•ChargePoint’s ability to expand its business in Europe;
•ChargePoint’s ability to integrate newly acquired assets and businesses into ChargePoint’s own business and the expected benefits from newly acquired assets to ChargePoint, its customers and its market position;
•the electric vehicle (“EV”) market may not grow as expected;
•ChargePoint may not attract a sufficient number of fleet owners or operators as customers;
•incentives from governments or utilities may not materialize or may be reduced, which could reduce demand for EVs, or the portion of regulatory credits that customers claim may increase, which would reduce ChargePoint’s revenue from this source;

•the impact of competing technologies or technological changes could reduce the demand for EVs or otherwise adversely affect the EV market or our business;
•data security breaches or other network outages;
•ChargePoint’s ability to remediate its material weaknesses in internal control over financial reporting;
•the possibility that ChargePoint may be adversely affected by other economic, business or competitive factors; and
•any further changes to ChargePoint’s financial statements that may be required due to SEC comments to the Form 10-K, as amended, or further guidance regarding the accounting treatment of the Public Warrants and the Private Placement Warrants (each as defined below), and the quantitative effects of the restatement of Switchback Energy Acquisition Corporation’s (“Switchback”) consolidated historical financial statements.
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

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ChargePoint Holdings, Inc. Unaudited Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets as of October 31, 2021 and January 31, 2021 (unaudited)	6
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended October 31, 2021 and 2020 (unaudited)	7
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended October 31, 2021 and 2020 (unaudited)	8
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended October 31, 2021 and 2020 (unaudited)	9
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 2021 and 2020 (unaudited)	11
Notes to Condensed Consolidated Financial Statements (unaudited)	13

ChargePoint Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	October 31, 2021	January 31, 2021
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$365,491	$145,491
Restricted cash	400	400
Accounts receivable, net of allowance of $2,643 as of October 31, 2021 and $2,000 as of January 31, 2021	66,104	35,075
Inventories	29,893	33,592
Prepaid expenses and other current assets	32,695	12,074
Total current assets	494,583	226,632
Property and equipment, net	34,726	29,988
Intangible assets, net	142,539	—
Operating lease right-of-use assets	23,621	21,817
Goodwill	200,681	1,215
Other assets	5,327	10,468
Total assets	$901,477	$290,120

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	32,084	19,784
Accrued and other current liabilities	76,473	47,162
Deferred revenue	58,877	40,934
Debt, current	—	10,208
Total current liabilities	167,434	118,088
Deferred revenue, noncurrent	62,364	48,896
Debt, noncurrent	—	24,686
Operating lease liabilities	23,795	22,459
Deferred tax liabilities	28,351	—
Common stock warrant liabilities	29,282	—
Redeemable convertible preferred stock warrant liability	—	75,843
Other long-term liabilities	4,852	972
Total liabilities	316,078	290,944
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock: $0.0001 par value; 0 and 185,180,248 shares authorized as of October 31, 2021 and January 31, 2021, respectively; 0 and 182,934,257 shares issued and outstanding as of October 31, 2021 and January 31, 2021, respectively (liquidation value: $— and $17,492,964 as of October 31, 2021 and January 31, 2021, respectively)	—	615,697
Stockholders’ equity (deficit):
Common stock: $0.0001 par value; 1,000,000,000 and 299,771,284 shares authorized as of October 31, 2021 and January 31, 2021, respectively; 330,964,104 and 22,961,032 shares issued and outstanding as of October 31, 2021 and January 31, 2021, respectively	33	2
Preferred stock, $0.0001 par value; 10,000,000 and 0 shares authorized as of October 31, 2021 and January 31, 2021, respectively; 0 issued and outstanding as of October 31, 2021 and January 31, 2021	—	—
Additional paid-in capital	1,337,247	62,736
Accumulated other comprehensive income (loss)	(376)	155
Accumulated deficit	(751,505)	(679,414)
Total stockholders’ equity (deficit)	585,399	(616,521)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$901,477	$290,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Revenue
Networked charging systems	$47,511	$22,566	$115,185	$63,591
Subscriptions	13,397	10,782	36,303	29,597
Other	4,126	3,017	10,177	10,910
Total revenue	65,034	36,365	161,665	104,098
Cost of revenue
Networked charging systems	38,720	22,382	97,846	61,406
Subscriptions	7,637	5,322	21,107	14,547
Other	2,621	1,408	6,662	4,100
Total cost of revenue	48,978	29,112	125,615	80,053
Gross profit	16,056	7,253	36,050	24,045
Operating expenses
Research and development	36,751	18,919	102,535	54,071
Sales and marketing	24,361	12,134	62,258	37,301
General and administrative	20,268	8,790	57,467	18,345
Total operating expenses	81,380	39,843	222,260	109,717
Loss from operations	(65,324)	(32,590)	(186,210)	(85,672)
Interest income	25	18	72	298
Interest expense	(3)	(815)	(1,502)	(2,443)
Change in fair value of redeemable convertible preferred stock warrant liability	—	(7,320)	9,237	(18,301)
Change in fair value of common stock warrant liabilities	(2,429)	—	30,911	—
Change in fair value of contingent earnout liability	—	—	84,420	—
Transaction costs expensed	—	—	(7,031)	—
Other (expense) income, net	(2,025)	(85)	(2,200)	46
Net loss before income taxes	(69,756)	(40,792)	(72,303)	(106,072)
Provision for (benefit from) income taxes	(314)	98	(211)	203
Net loss	$(69,442)	$(40,890)	$(72,092)	$(106,275)
Accretion of beneficial conversion feature of redeemable convertible preferred stock	—	(1,752)	—	(60,377)
Cumulative dividends on redeemable convertible preferred stock	—	(3,960)	(4,292)	(3,960)
Deemed dividends attributable to vested option holders	—	—	(51,855)	—
Deemed dividends attributable to common stock warrant holders	—	—	(110,635)	—
Net loss attributable to common stockholders - Basic	$(69,442)	$(46,602)	$(238,874)	$(170,612)
Gain attributable to earnout shares issued	—	—	(84,420)	—
Change in fair value of dilutive warrants	—	—	(51,106)	—
Net loss attributable to common stockholders - Diluted	$(69,442)	$(46,602)	$(374,400)	$(170,612)
Weighted average shares outstanding - Basic	325,034,920	14,990,866	286,025,483	13,550,552
Weighted average shares outstanding - Diluted	325,034,920	14,990,866	292,575,318	13,550,552
Net loss per share - Basic	$(0.21)	$(3.11)	$(0.84)	$(12.59)
Net loss per share - Diluted	$(0.21)	$(3.11)	$(1.28)	$(12.59)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net loss	$(69,442)	$(40,890)	$(72,092)	$(106,275)
Other comprehensive income (loss):
Foreign currency translation adjustment	(526)	(22)	(531)	14
Unrealized loss on short-term investments, net of tax	—	—	—	(23)
Other comprehensive (loss) income	(526)	(22)	(531)	(9)
Comprehensive loss	$(69,968)	$(40,912)	$(72,623)	$(106,284)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares(1)	Amount	Shares(1)	Amount
			(in thousands, except share data)
Balances as of January 31, 2021	182,934,257	$615,697	22,961,032	$2	$62,736	$155	$(679,414)	$(616,521)
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization, including impact of Series H-1 paid in kind dividend	(182,934,257)	(615,697)	194,060,336	20	615,677	—	—	615,697
Reclassification of Legacy ChargePoint preferred stock warrant liability upon the reverse recapitalization	—	—	—	—	66,606	—	—	66,606
Issuance of common stock upon the reverse recapitalization, net of issuance costs	—	—	60,746,989	6	200,460	—	—	200,466
Issuance of common stock upon exercise of warrants	—	—	9,766,774	1	225,375	—	—	225,376
Contingent earnout liability recognized upon the closing of the reverse recapitalization	—	—	—	—	(828,180)	—	—	(828,180)
Issuance of earnout shares upon triggering events, net of tax withholding	—	—	17,539,657	2	488,303	—	—	488,305
Reclassification of remaining contingent earnout liability upon triggering event	—	—	—	—	242,640	—	—	242,640
Vesting of early exercised stock options	—	—	—	—	78	—	—	78
Repurchase of early exercised common stock	—	—	(1,588)	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,577	—	—	7,577
Net income	—	—	—	—	—	—	82,289	82,289
Other comprehensive income	—	—	—	—	—	7	—	7
Balances as of April 30, 2021	—	$—	305,073,200	$31	$1,081,272	$162	$(597,125)	$484,340
Issuance of common stock upon release of restricted stock units	—	—	652,901	—	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	4,378,568	—	113,608	—	—	113,608
Issuance of common stock upon exercise of vested stock options	—	—	3,292,219	—	1,761	—	—	1,761
Issuance of earnout shares upon triggering events, net of tax withholding	—	—	8,773,596	1	(8,081)	—	—	(8,080)
Vesting of early exercised stock options	—	—	—	—	40	—	—	40
Stock-based compensation	—	—	—	—	28,293	—	—	28,293
Net loss	—	—	—	—	—	—	(84,938)	(84,938)
Other comprehensive loss	—	—	—	—	—	(12)	—	(12)
Balances as of July 31, 2021	—	$—	322,170,484	$32	$1,216,893	$150	$(682,063)	$535,012
Issuance of common stock under stock plans, net of tax withholding	—	—	1,741,713	—	976	—	—	976
Issuance of common stock upon exercise of warrants	—	—	1,379,800	—	1,264	—	—	1,264
Issuance of common stock pursuant to business combinations	—	—	5,695,176	1	102,057	—	—	102,058
Vesting of early exercised stock options	—	—	—	—	35	—	—	35
Stock-based compensation	—	—	—	—	16,022	—	—	16,022
Other comprehensive loss	—	—	—	—	—	(526)	—	(526)
Net loss	—	—	—	—	—	—	(69,442)	(69,442)
Balances as of October 31, 2021	—	$—	330,987,173	$33	$1,337,247	$(376)	$(751,505)	$585,399

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares(1)	Amount	Shares(1)	Amount
			(in thousands, except share data)
Balances as of January 31, 2020	160,583,203	$520,241	11,918,418	$1	$20,331	$37	(482,390)	$(462,021)
Issuance of common stock upon exercise of vested stock options	—	—	1,071,203	—	436	—	—	436
Vesting of early exercised stock options	—	—	—	—	10	—	—	10
Stock-based compensation	—	—	—	—	910	—	—	910
Net loss	—	—	—	—	—	—	(30,098)	(30,098)
Other comprehensive loss	—	—	—	—	—	(56)	—	(56)
Balances as of April 30, 2020	160,583,203	$520,241	12,989,621	$1	$21,687	$(19)	$(512,488)	$(490,819)
Issuance of redeemable convertible preferred stock and common warrants, net of issuance costs	21,783,334	92,433	—	—	—	—	—	—
Issuance of common stock warrants in connection with Series H-1 redeemable convertible preferred stock	—	—	—	—	31,390	—	—	31,390
Beneficial conversion feature in connection with Series H-1 redeemable preferred stock	—	(58,625)	—	—	58,625	—	—	58,625
Accretion of beneficial conversion feature in connection with Series H-1 redeemable preferred stock	—	58,625	—	—	(58,625)	—	—	(58,625)
Issuance of common stock upon exercise of vested stock options	—	—	1,523,641	—	1,095	—	—	1,095
Issuance of common stock related to early exercise of stock options	—	—	66,440	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	1	—	—	1
Stock-based compensation	—	—	—	—	1,190	—	—	1,190
Net loss	—	—	—	—	—	—	(35,287)	(35,287)
Other comprehensive income	—	—	—	—	—	69	—	69
Balances as of July 31, 2020	182,366,537	$612,674	14,579,702	$1	$55,363	$50	$(547,775)	$(492,361)
Redeemable convertible preferred stock and common warrants	567,720	3,081	—	—	—	—	—	—
Fair Value of warrants issued in connection with series H-1 convertible preferred Stock	—	—	—	—	155	—	—	155
Beneficial conversion feature Series H-1 preferred warrants	—	(1,752)	—	—	1,752	—	—	1,752
Accretion of beneficial conversion feature Series H-1 warrant	—	1,752	—	—	(1,752)	—	—	(1,752)
Issuance of common stock upon exercise of vested stock options	—	—	1,240,498	1	889	—	—	890
Issuance of common stock related to early exercise of stock options	—	—	34,100	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	4	—	—	4
Stock-based compensation	—	—	—	—	1,207	—	—	1,207
Foreign currency translation adjustment	—	—	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	—	—	(40,890)	(40,890)
Balances as of October 31, 2020	182,934,257	$615,755	15,854,300	$2	$57,618	$28	$(588,665)	$(531,017)

(1)The shares of the Company’s common and redeemable convertible preferred stock prior to the Merger (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 0.9966 established in the Merger as described in Note 3.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended October 31,
	2021	2020
	(in thousands)
Cash flows from operating activities
Net loss	$(72,092)	$(106,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,158	7,463
Non-cash operating lease cost	3,066	2,865
Stock-based compensation	51,893	3,308
Amortization of deferred contract acquisition costs	1,291	858
Deferred tax benefit	(370)	—
Change in fair value of redeemable convertible preferred stock warrant liability	(9,237)	18,301
Change in fair value of common stock warrant liabilities	(30,911)	—
Change in fair value of contingent earnout liability	(84,420)	—
Transaction costs expensed	7,031	—
Other	2,203	1,043
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(26,579)	10,053
Inventories	3,498	(5,975)
Prepaid expenses and other assets	(18,879)	(8,388)
Operating lease liabilities	(2,193)	(2,431)
Accounts payable	10,633	(2,397)
Accrued and other liabilities	16,110	1,569
Deferred revenue	29,715	9,085
Net cash used in operating activities	(109,083)	(70,921)
Cash flows from investing activities
Purchases of property and equipment	(12,064)	(8,913)
Maturities of investments	—	47,014
Cash paid for acquisitions, net of cash acquired	(205,329)	—
Net cash (used in) provided by investing activities	(217,393)	38,101
Cash flows from financing activities
Proceeds from issuance of redeemable convertible preferred stock	—	95,514
Proceeds from issuance of common stock warrants	—	31,545
Proceeds from the exercise of warrants	118,845	—
Merger and PIPE financing	511,646	—
Payment of deferred transaction costs	—	(513)
Payments of transaction costs related to Merger	(32,468)	—
Payment of tax withholding obligations on settlement of earnout shares	(20,895)	—
Repayment of borrowings	(36,051)	—
Proceeds from exercises of vested and unvested stock options	4,214	2,201
Change in driver funds and amounts due to customers	1,933	—
Net cash provided by financing activities	547,224	128,747
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(748)	13
Net increase in cash, cash equivalents, and restricted cash	220,000	95,940
Cash, cash equivalents, and restricted cash at beginning of period	145,891	73,153
Cash, cash equivalents, and restricted cash at end of period	$365,891	$169,093

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Cash Flows - (continued)
Nine Months Ended October 31, 2021 and 2020
(unaudited)

	Nine Months Ended October 31,
	2021	2020
	(in thousands)
Supplementary cash flow information
Cash paid for interest	$346	$2,120
Cash paid for taxes	$119	$145
Supplementary cash flow information on noncash investing and financing activities
Accretion of beneficial conversion feature of redeemable convertible preferred stock	$—	$60,377
Right-of-use assets obtained in exchange for lease liabilities	$4,737	$14,212
Deferred transaction costs not yet paid	$—	$3,385
Acquisitions of property and equipment included in accounts payable and accrued and other current liabilities	$1,939	$914
Vesting of early exercised stock options	$—	$15
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization	$615,697	$—
Reclassification of Legacy ChargePoint redeemable convertible preferred stock warrant liability upon the reverse capitalization	$66,606	$—
Contingent earnout liability recognized upon the closing of the reverse recapitalization	$828,180	$—
Reclassification of remaining contingent earnout liability upon triggering event	$242,640	$—
Issuance of common stock in connection with acquisitions	$102,057	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.Description of Business and Basis of Presentation
ChargePoint Holdings, Inc. (“ChargePoint” or the “Company,” “it,” “its”) designs, develops and markets networked electric vehicle (“EV”) charging system infrastructure (“Networked Charging Systems”) and cloud-based services which enable consumers the ability to locate, reserve and authenticate Networked Charging Systems, and to transact EV charging sessions on those systems (“Cloud” or “Cloud Services”). As part of ChargePoint’s Networked Charging Systems, subscriptions and other offerings, it provides an open platform that integrates with system hardware from ChargePoint and other manufacturers, connecting systems over an intelligent network that provides real-time information about charging sessions and full control, support and management of the Networked Charging Systems. This network also provides multiple web-based portals for charging system owners, fleet managers, drivers and utilities.
In addition, the Company offers a range of extended parts and labor warranty (“Assure”) that includes proactive monitoring, fast response times, expert advice and robust reporting. The Company’s ChargePoint as a Service (“CPaaS”) program bundles use of ChargePoint owned and operated systems with Cloud Services, Assure and other benefits into one subscription.
The Company’s fiscal year ends on January 31. References to fiscal year 2021 relate to the fiscal year ended January 31, 2021 and to fiscal year 2022 refer to the fiscal year ending January 31, 2022.
Basis of Presentation
The condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended January 31, 2021, and the related notes included in the Company’s registration statement on Form S-1 filed with the SEC on October 14, 2021, which provides a more complete discussion of the Company’s accounting policies and certain other information. The information as of January 31, 2021, included on the condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position as of October 31, 2021, and the results of operations for the three and nine months ended October 31, 2021 and 2020, and cash flows for the nine months ended October 31, 2021 and 2020. The results of operations for the three and nine months ended October 31, 2021, are not necessarily indicative of the results that may be expected for the year ending January 31, 2022.
The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has been engaged in developing its product offerings, raising capital and recruiting personnel. The Company’s operating plan may change as a result of many factors currently unknown and there can be no assurance that the current operating plan will be achieved at the levels or in the time frame anticipated by the Company, and it may need to seek additional funds sooner than planned. If adequate funds are not available to the Company on a timely basis, it may be required to delay, limit, reduce, or terminate certain commercial efforts, or to pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of the Company’s stockholders. The Company has incurred net operating losses and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of October 31, 2021, the Company had an accumulated deficit of $751.5 million.
The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock, exercise proceeds from options and warrants, borrowings under loan facilities, customer payments and proceeds from the Reverse Recapitalization (as defined below). The Company had cash, cash equivalents and restricted cash of $365.9 million as of October 31, 2021. As of December 15, 2021, the date on which these condensed consolidated financial statements were

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
available to be issued, the Company believes that its cash on hand, together with cash generated from sales to customers, will satisfy its working capital and capital requirements for at least the next twelve months.
The Company’s assessment of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties. The Company’s actual results could vary as a result of, and its near- and long-term future capital requirements will depend on, many factors, including its growth rate, subscription renewal activity, the timing and extent of spending to support its acquisitions, infrastructure and research and development efforts, the expansion of sales and marketing activities, the timing of new introductions of products or features, the continuing market adoption of its Networked Charging Systems and Cloud Services platform, and the overall market acceptance of EVs. The Company has and may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. The Company has based its estimates on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. The Company may be required to seek additional equity or debt financing. Future liquidity and cash requirements will depend on numerous factors, including market penetration, the introduction of new products, and potential acquisitions of related businesses or technology. If additional financing is required from outside sources, the Company may not be able to raise it on acceptable terms or at all. If the Company is unable to raise additional capital when desired, or if it cannot expand its operations or otherwise capitalize on its business opportunities because it lacks sufficient capital, its business, operating results and financial condition would be adversely affected.
On February 26, 2021 (“Closing Date”), Switchback Energy Acquisition Corporation (“Switchback”) consummated the previously announced transactions pursuant to which Lightning Merger Sub Inc., a wholly-owned subsidiary of Switchback incorporated in the State of Delaware (“Lightning Merger Sub”), merged with ChargePoint, Inc., a Delaware corporation (“Legacy ChargePoint”); Legacy ChargePoint survived as a wholly-owned subsidiary of Switchback (“such transaction, the “Merger,” and, collectively with the other transactions described in the Merger Agreement (as defined below), the “Reverse Recapitalization”). Further as a result of the Merger, Switchback was renamed “ChargePoint Holdings, Inc.”
Please refer to Note 3 “Reverse Recapitalization and Business Combinations” for further details of the Merger.

2.Summary of Significant Accounting Policies
Other than policies noted below, there have been no significant changes to the significant accounting policies disclosed in Note 2 of the audited consolidated financial statements as of January 31, 2021 and 2020 and for the years ended January 31, 2021, 2020, and 2019.
Common Stock Warrant Liabilities
The Company assumed 10,470,562 publicly-traded warrants (“Public Warrants”) and 6,521,568 private placement warrants issued to NGP Switchback, LLC, the sponsor of Switchback (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) upon the Merger, all of which were issued in connection with Switchback’s initial public offering and subsequent overallotment (other than 1,000,000 Private Placement Warrants which were issued in connection with the closing of the Merger) and entitle the holder to purchase one share of the Company’s Common Stock, par value $0.0001 (“Common Stock”), at an exercise price of $11.50 per share. During the nine months ended October 31, 2021, 10,226,081 Public Warrants and 4,349,342 Private Placement Warrants were exercised and the remaining 244,481 Public Warrants outstanding as of July 6, 2021, were redeemed for cash. The Public Warrants, prior to their redemption, were publicly traded and were exercisable for cash unless certain conditions occurred, such as the redemption by the Company under certain conditions, at which time the warrants could be cashlessly exercised, or the Company’s failure to have an effective registration statement related to the shares issuable upon exercise. The Private Placement Warrants are not redeemable for cash so long as they are held by the initial purchasers or their permitted transferees but may be redeemable for Common Stock if certain other conditions are met. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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
Contingent Earnout Liability
In connection with the Reverse Recapitalization and pursuant to the Merger Agreement and Plan of Merger dated as of September 23, 2020, by and among the Company, Lightning Merger Sub Inc., and Switchback (“Merger Agreement”), eligible ChargePoint equity holders were entitled to receive as additional merger consideration shares of the Company’s Common Stock upon the Company achieving certain Earnout Triggering Events (as described in the Merger Agreement and Note 9). In accordance with ASC 815-40, the earnout shares were not indexed to the Common Stock and therefore were accounted for as a liability at the Reverse Recapitalization date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations.
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
Until its settlement, the contingent earnout liability was categorized as a Level 3 fair value measurement (see Fair Value of Financial Instruments accounting policy as described above) because the Company estimated projections during the Earnout Period utilizing unobservable inputs. Contingent earnout payments involve certain assumptions requiring significant judgment and actual results can differ from assumed and estimated amounts.
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results and outcomes could differ significantly from the Company’s estimates, judgments and assumptions. Significant estimates include determining standalone selling price for performance obligations in contracts with customers, the estimated expected benefit period for deferred contract acquisition costs, allowances for doubtful accounts, inventory reserves, the useful lives of long-lived assets, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation of redeemable convertible preferred stock warrants and Common Stock warrants, including Common Stock Warrants as a result of the Merger, contingent earnout liability, valuation of acquired goodwill and intangible assets, the value of Common Stock and other assumptions used to measure stock-based compensation, and the valuation of deferred income tax assets and uncertain tax positions. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are held in domestic and foreign cash accounts with large, creditworthy financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents through deposits with federally insured commercial banks. At times cash deposit balances may be in excess of federal insurance limits.
Accounts receivable are stated at the amount the Company expects to collect. The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition.
Concentration of credit risk with respect to trade accounts receivable is considered to be limited due to the diversity of the Company’s customer base and geographic sales areas. As of October 31, 2021, and January 31, 2021, one customer individually accounted for 12% and 16% of accounts receivable, net, respectively. For the nine months ended October 31, 2021 and 2020, there were no customers that represented 10% or more of total revenue.
The Company’s revenue is concentrated in the infrastructure needed for charging EVs, an industry which is highly competitive and rapidly changing. Significant technological changes within the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect the Company’s business, operating results and financial condition.
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
As a result of the COVID-19 pandemic, ChargePoint has modified its business practices (including reducing employee travel, recommending that all non-essential personnel work from home and cancelling or reducing physical participation in sales activities, meetings, events and conferences), implemented additional safety protocols for essential workers, and implemented temporary cost cutting measures in order to reduce its operating costs. The Company may take further actions as may be required by government authorities or that it determines are in the best interests of its employees, customers, suppliers, vendors and business partners.
While the ultimate duration and extent of the COVID-19 pandemic depends on current and future developments that cannot be accurately predicted, such as the extent and effectiveness of containment actions and vaccinations, it has already had an adverse effect on the global economy, and the ultimate full societal and economic impact of the COVID-19 pandemic remains unknown. The effect of the COVID-19 pandemic can also vary over time and across the geographies in which ChargePoint operates. For example, variations in work-from-home policies can cause fluctuations in ChargePoint’s revenues, and the Company believes that since people are not yet fully returning to work office locations, it has not yet seen the full return of commercial customer demand for its products. The conditions caused by the COVID-19 pandemic, such as more permanent work-from-home policies, are likely to continue affecting the rate of global infrastructure spending, and thus to continue to adversely impact ChargePoint’s commercial business and its overall gross margins as the Company’s commercial business presently contributes higher margins than its residential and fleet businesses. Further, the COVID-19 pandemic could continue to heighten supply chain pricing and logistics expenses, further adversely impacting ChargePoint’s gross margins, and could adversely affect demand for ChargePoint’s platforms, lengthen its product development and sales cycles, reduce the value, renewal rate or duration of subscriptions, negatively impact collections of accounts receivable, reduce expected spending from new customers, cause some of its paying customers to go out of business and limit the ability of its direct sales force to travel to customers and potential customers, all of which could adversely affect the Company’s business, results of operations and financial condition.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Segment Reporting
The Company operates as one operating segment because its Chief Executive Officer, as the Company’s chief operating decision maker, reviews its financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance.
Fair Value of Financial Instruments
Fair value is defined as an exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Assets and liabilities measured at fair value are classified into the following categories based on the inputs used to measure fair value:
•(Level 1) — Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;
•(Level 2) — Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly; and
•(Level 3) — Inputs that are unobservable for the asset or liability.
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
Remaining Performance Obligations
Remaining performance obligations represents the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancellable contracted amounts that will be invoiced and recognized as revenue in future periods. The Company’s Assure, Cloud and CPaaS subscription terms typically range from one to five years and are paid up-front. Revenue expected to be recognized from remaining performance obligations was $132.8 million as of October 31, 2021, of which 47% is expected to be recognized over the next twelve months.
Deferred Revenue
Deferred revenue represents billings or payments received in advance of revenue recognition and is recognized in revenue upon transfer of control. Balances consist primarily of Cloud and Assure services not yet rendered as of the balance sheet date. Contract assets, which represent services provided or products transferred to customers in advance of the date the Company has a right to invoice, are netted against deferred revenue on a customer-by-customer basis. Current deferred revenue represents deferred revenue that will be recognized within twelve months, and non-current is deferred revenue that will be recognized beyond that twelve-month period. Total deferred revenue was $121.2 million and $89.8 million as of October 31, 2021 and January 31, 2021, respectively. The Company recognized $9.2 million and $7.5 million of revenue during the three months ended October 31, 2021 and October 31, 2020, and $31.8 million and $24.9 million of revenue during the nine months ended October 31, 2021 and October 31, 2020, respectively, that was included in the deferred revenue balance at the beginning of the period.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Business Combinations
The Company accounts for its acquisitions under ASC 805, Business Combinations. The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired, based on their estimated fair values. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain identifiable assets include, but are not limited to, expected long-term market growth, future expected cost of revenue and operating expenses, and appropriate discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Acquisition costs, such as legal and consulting fees, are expensed as incurred. During the measurement period, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statement of operations. The acquired intangible assets and goodwill are subject to impairment review at least annually on December 31. See Note 3 for additional information regarding the Company’s acquisitions.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, Income Taxes (“ASC 740”). Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances, if management deems them necessary, are established to reduce deferred tax assets to the amount that more likely than not will be realized and primarily relate to the ability to utilize losses in various tax jurisdictions.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be “more likely than not” to be sustained upon examination by taxing authorities. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company has no material uncertain tax position liabilities for any of the reporting periods presented.
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
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and has since released various amendments including ASU No. 2019-04. The guidance modifies the measurement of expected credit losses on certain financial instruments. The Company will become a large accelerated filer effective January 31, 2022, at which point the Company will follow the timeline for adoption of new accounting pronouncements for public companies. As a result, the Company will adopt ASU 2016-13 for the January 31, 2022 annual period, with a modified retrospective application to all outstanding instruments and a cumulative effect adjustment recorded to opening retained earnings as of February 1, 2021, and is currently assessing the impact the guidance will have on its condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as the elimination of exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, the recognition of deferred tax liabilities for outside basis differences, ownership changes in investments, and tax basis step-up in goodwill obtained in a transaction that is not a business combination. The guidance will be effective for annual reporting periods beginning after December 15, 2020, including interim periods therein. As a result, the Company will adopt ASU 2019-12 for the January 31, 2022 annual period and is currently assessing the impact the guidance will have on its condensed consolidated financial statements but does not expect a material impact.
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
Recently Issued Accounting Standards Adopted
In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. The guidance will be effective for annual reporting periods beginning after December 15, 2022, including interim periods therein. Early adoption is permitted, including in an interim period for which the financial statements have not been issued. If early adopting in an interim period, the Company is required to apply the amendments to all prior business combinations that have occurred since the beginning of the fiscal year that includes the interim period of application. As a result, the Company adopted ASU 2021-08 effective as of October 31, 2021, retroactively applying the new guidance for all business combinations that occurred since February 1, 2021. The adoption of ASU 2021-08 did not have a material impact on the Company’s condensed consolidated financial statements.
3.Reverse Recapitalization and Business Combinations
Reverse Recapitalization
On February 26, 2021, Lightning Merger Sub, a wholly-owned subsidiary of Switchback, merged with Legacy ChargePoint, with Legacy ChargePoint surviving as a wholly-owned subsidiary of Switchback. As a result of the Merger, Switchback was renamed “ChargePoint Holdings, Inc.” Immediately prior to the closing of the Merger:
•all 22,427,306 shares of Legacy ChargePoint’s outstanding Series H-1 redeemable convertible preferred stock were converted into an equivalent number of shares of Legacy ChargePoint common stock on a one-to-one basis and an additional 1,026,084 shares of Common Stock were issued to settle the accumulated dividend to the Series H-1 redeemable convertible preferred stockholders of $21.1 million;
•all 160,925,957 shares of Legacy ChargePoint’s outstanding Series H, Series G, Series F, Series E, and Series D redeemable convertible preferred stock were converted into an equivalent number of shares of Legacy ChargePoint common stock on a one-to-one basis;
•all 45,376 shares of Legacy ChargePoint’s outstanding Series C redeemable convertible preferred stock were converted into an equivalent number of shares of Legacy ChargePoint common stock on a 1:73.4403 basis;
•all 130,590 shares of Legacy ChargePoint’s outstanding Series B redeemable convertible preferred stock were converted into an equivalent number of shares of Legacy ChargePoint common stock on a 1:42.9220 basis; and
•all 29,126 shares of Legacy ChargePoint’s outstanding Series A redeemable convertible preferred stock were converted into an equivalent number of shares of Legacy ChargePoint common stock on a 1:48.2529 basis.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Pursuant to the terms of a letter agreement the initial Switchback stockholders entered into in connection with the execution of the Merger Agreement (“Founders Stock Letter”), the initial stockholders surrendered 984,706 of Switchback Class B common stock shares purchased by NGP Switchback, LLC, a Delaware limited liability company (“Sponsor”) prior to the Switchback Public Offering on May 16, 2019 ( “Founder Shares”) for no consideration, whereupon such Founder Shares were immediately cancelled. Additionally, 900,000 Founder Shares, which were previously subjected to potential forfeiture until the closing volume weighted average price per share of the Company’s Common Stock achieved $12.00 for any ten trading days within any twenty consecutive trading day period during the five-year period following the Closing (“Founder Earn Back Triggering Event” and such Founder Shares the “Founder Earn Back Shares”), met the Founder Earn Back Triggering Event on March 12, 2021.
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
_______________
(1) This includes 900,000 contingently forfeitable Founder Earn Back Shares pending the occurrence of the Founder Earn Back Triggering Event, which was met on March 12, 2021
(2) The number of Legacy ChargePoint shares was determined by converting the 217,761,738 shares of Legacy ChargePoint common stock outstanding immediately prior to the closing of the Merger using the Exchange Ratio of 0.9966. All fractional shares were rounded down.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Merger is accounted for as a reverse recapitalization under U.S. GAAP. This determination is primarily based on Legacy ChargePoint stockholders comprising a relative majority of the voting power of ChargePoint and having the ability to nominate the members of the Board of Directors, Legacy ChargePoint’s operations prior to the acquisition comprising the only ongoing operations of ChargePoint, and Legacy ChargePoint’s senior management comprising a majority of the senior management of ChargePoint. Under this method of accounting, Switchback is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of ChargePoint represent a continuation of the financial statements of Legacy ChargePoint with the Merger being treated as the equivalent of ChargePoint issuing stock for the net assets of Switchback, accompanied by a recapitalization. The net assets of Switchback are stated at historical costs, with no goodwill or other intangible assets recorded. Operations prior to the Merger are presented as those of ChargePoint. All periods prior to the Merger have been retrospectively adjusted using the Exchange Ratio for the equivalent number of shares outstanding immediately after the Merger to effect the reverse recapitalization. Additionally, upon the consummation of the Merger, the Company gave effect to the issuance of 60,746,989 shares of Common Stock for the previously issued Switchback common stock and PIPE Shares that were outstanding at the Closing Date.
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
Acquisitions
The Company acquired two companies in its third fiscal quarter ended October 31, 2021. The allocation of the purchase price consideration for each acquisition is preliminary and subject to revision as additional information about the fair value of assets and liabilities becomes available. Additional information that existed as of the respective acquisition dates, but at the time was unknown, may become known to the Company during the remainder of the remeasurement period, which is a period not to exceed 12 months from the respective acquisition dates. As of October 31, 2021, the Company continued to review the detailed valuation analyses to derive the fair value of assets acquired and liabilities assumed from the acquisitions, including developed technology, customer relationships and the related tax impacts; therefore, the purchase price allocations are based on provisional estimates and subject to continuing management analysis.
Acquisition of ViriCiti B.V.
On August 11, 2021, the Company acquired all of the outstanding shares of ViriCiti B.V. (“ViriCiti”) for $79.4 million in cash, subject to adjustments, as well as up to $7.7 million of additional earnout consideration contingent on meeting certain revenue targets through January 31, 2023 (“ViriCiti Earnout”). ViriCiti is a Netherlands-based provider of electrification solutions for eBus and commercial fleets with offices in the Netherlands and the United States. The acquisition is expected to enhance ChargePoint’s fleet solutions portfolio of hardware, software and services by integrating information sources to optimize electric fleet operations.
The acquisition of ViriCiti was considered a business combination and was accounted for under the acquisition method of accounting. The total purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date and the excess was recorded as goodwill. The ViriCiti Earnout liability was valued using a Monte Carlo simulation valuation model using a distribution of potential outcomes over the earnout period based on the most reliable information available. Assumptions used in the valuation are a risk-free interest rate of 0.8%, volatility of 34% and the currently forecasted applicable revenue. The liability will be remeasured to fair value based upon the attainment against the revenue targets and changes in the fair value of earnout liabilities will be presented in the condensed consolidated statements of operations.
The Company incurred acquisition-related expenses of $2.2 million, which were recorded as general and administrative expenses in the consolidated statement of operations.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarized the preliminary purchase consideration (in thousands):

Amount
Cash consideration	$79,415
ViriCiti Earnout consideration (1)	3,908
Total purchase consideration	$83,323
_______________
(1) Values are translated into U.S. Dollars at period-end foreign exchange rates.

The preliminary assets acquired and liabilities assumed in connection with the acquisition were recorded at their fair value at the acquisition date as follows (in thousands):

Amount
Cash and cash equivalents	$623
Accounts receivable, net	1,248
Other assets	3,215
Customer relationships	17,683
Developed technology	6,558
Goodwill	62,703
Deferred tax liabilities, net	(3,378)
Other liabilities	(5,329)
Total acquired assets and assumed liabilities	$83,323
The results of operations of ViriCiti are included in the accompanying consolidated statements of operations from the date of acquisition. ViriCiti’s results of operations since the date of acquisition were not material to the Company’s consolidated results of operations.
Acquisition of has•to•be gmbh
On October 6, 2021, the Company acquired all of the outstanding shares of has•to•be gmbh (“has.to.be” or “HTB”) for approximately $232.2 million, consisting of $130.1 million in cash, subject to further adjustments based on certain working capital positions and $102.1 million in the form of 5,695,176 shares of ChargePoint Common Stock valued at $17.92 per share on the acquisition date. Of these shares, 885,692, valued at $15.9 million, are held in escrow to cover indemnity claims the Company may make within eighteen months from the closing date. HTB is an Austria-based e-mobility provider with a European charging software platform. The acquisition is intended to expand the Company’s market share in Europe.
The acquisition of HTB was considered a business combination and was accounted for under the acquisition method of accounting. The total purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date, and the excess was recorded as goodwill. The Company incurred acquisition-related expenses of $2.6 million, which were recorded as general and administrative expenses in the consolidated statement of operations.
The following table summarized the preliminary purchase consideration (in thousands):

Amount
Cash consideration	$130,134
Common Stock consideration	102,057
Total purchase consideration	$232,191

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The preliminary assets acquired and liabilities assumed in connection with the acquisition were recorded at their fair value at the acquisition date as follows (in thousands):

Amount
Cash and cash equivalents	$3,663
Accounts receivable, net	3,764
Other assets	4,259
Customer relationships	103,072
Technology	16,621
Goodwill	136,638
Other liabilities	(10,509)
Deferred tax liability, net	(25,317)
Total acquired assets and assumed liabilities	$232,191

Supplemental Pro Forma Information
The following unaudited pro forma financial information summarizes the combined results of operations for the Company and HTB as if the companies were combined as of February 1, 2020 (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Revenue	$66,571	$38,176	$168,736	$109,251
Net Loss	$(70,559)	$(44,807)	$(80,708)	$(119,334)
The unaudited pro forma information above include the following adjustments to net loss in the pro forma periods presented (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
An increase in amortization expense	$(2,402)	$(3,407)	$(9,889)	$(9,694)
An (increase) decrease in expenses related to transaction	2,556	—	2,556	(2,556)
An (increase) decrease in tax provision	(38)	852	1,833	3,062
Overall (increase) decrease in net loss	116	(2,555)	(5,500)	(9,188)
ChargePoint net loss	(69,442)	(40,890)	(72,092)	(106,275)
HTB net loss	(1,233)	(1,362)	(3,116)	(3,871)
Pro forma net loss	$(70,559)	$(44,807)	$(80,708)	$(119,334)
The unaudited supplemental pro forma information presented for HTB is for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the acquisitions taken place on the date indicated, or of the Company’s future consolidated results of operations. The supplemental pro forma information presented above has been derived from the Company’s historical consolidated financial statements and from the historical unaudited accounting records of HTB.
Pro forma results of operations for ViriCiti have not been presented because the effect of the acquisition was not material to the condensed consolidated statements of operations.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Goodwill and Intangible Assets
The following table summarizes the changes in carrying amounts of goodwill (in thousands):

Balance as of January 31, 2021	$1,215
Goodwill acquired with ViriCiti acquisition	62,703
Goodwill acquired with HTB acquisition	136,638
Foreign exchange fluctuations	125
Balance as of October 31, 2021	$200,681
Goodwill from these acquisitions represents the future economic benefits arising from other assets that could not be individually identified and separately recognized, such as the acquired assembled workforce. Goodwill is not deductible for tax purposes.
The following table presents the details of intangible assets (amounts in thousands, useful lives in years):

	October 31, 2021
	Cost (1)	Accumulated Amortization (1)	Net (1)	Useful Life
ViriCiti
Customer relationships	$17,683	$(390)	$17,293	10
Developed technology	6,558	(241)	6,317	6
HTB
Customer relationships	103,179	(703)	102,476	10
Developed technology	16,638	(185)	16,453	6
	$144,058	$(1,519)	$142,539
_______________
(1) Values are translated into U.S. Dollars at period-end foreign exchange rates.
The fair value assigned to customer relationships was determined using the income approach and the fair value assigned to developed technology was determined using relief from royalty rate method, based on analysis of royalty rate licensing data of market participants. Amortization expense for customer relationships and developed technology is shown as sales and marketing and cost of revenue, respectively, in the consolidated statement of operations. The acquired intangible assets and goodwill are subject to impairment review at least annually on December 31.
Acquisition-related intangible assets included in the above table are finite-lived and are carried at cost less accumulated amortization. Intangible assets are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized. Amortization expense was $1.5 million for the three and nine months ended October 31, 2021. There was no amortization expense for the three and nine months ended October 31, 2020.
The Company recorded net deferred tax liabilities of $3.4 million on August 11, 2021 and $25.3 million on October 6, 2021, associated with the acquisitions of ViriCiti and HTB, respectively. Deferred tax assets and liabilities are netted and presented in the condensed consolidated balance sheets.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4.Fair Value Measurements
The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

	Fair Value Measured as of October 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds	$254,714	$—	$—	$254,714
Total financial assets	$254,714	$—	$—	$254,714
Liabilities
Common stock warrant liabilities (Private Placement)	$—	$—	$29,282	$29,282
Contingent earnout liability recognized upon acquisition of ViriCiti (ViriCiti Earnout)	—	—	3,856	3,856
Total financial liabilities	$—	$—	$33,138	$33,138

	Fair Value Measured as of January 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds	$109,703	$—	$—	$109,703
Total financial assets	$109,703	$—	$—	$109,703
Liabilities
Redeemable convertible preferred stock warrant liability	$—	$—	$75,843	$75,843
Total financial liabilities	$—	$—	$75,843	$75,843
The money market funds were classified as cash and cash equivalents on the condensed consolidated balance sheets. The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of October 31, 2021 and January 31, 2021. Realized gains and losses, net of tax, were not material for any of the periods presented.
As of October 31, 2021 and January 31, 2021, the Company had no investments with a contractual maturity of greater than one year.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments:

	Redeemable convertible preferred stock warrant liability	Private placement warrant liability	Earnout liability and ViriCiti Earnout liability
	(in thousands)
Fair value as of January 31, 2021	$(75,843)	$—	$—
Private placement warrant liability acquired as part of the merger	—	(127,888)	—
Contingent earnout liability recognized upon the closing of the reverse recapitalization	—	—	(828,180)
Change in fair value included in other income (expense), net	9,237	46,835	84,420
Reclassification of warrants to stockholders’ equity (deficit) due to exercise	—	51,771	—
Reclassification of Legacy ChargePoint preferred stock warrant liability upon the reverse capitalization	66,606	—	—
Issuance of earnout shares upon triggering events	—	—	501,120
Reclassification of remaining contingent earnout liability upon triggering event	—	—	242,640
Contingent earnout liability recognized upon the acquisition of ViriCiti (ViriCiti Earnout)	—	—	(3,856)
Fair value as of October 31, 2021	$—	$(29,282)	$(3,856)
Redeemable convertible preferred stock warrant liability, Private Placement Liability and the Earnout Liability
The fair values of the private placement warrant liability, redeemable convertible preferred stock warrant liability and earnout liability are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The significant unobservable inputs used in the fair value measurements of the private placement warrant liability, the redeemable convertible preferred stock warrant liability and the earnout liability include the expected volatility and dividend yield. In determining the fair value of the private placement warrant liability, the Company used the Binomial Lattice Model (“BLM”) that assumes optimal exercise of the Company's redemption option at the earliest possible date (Note 9). In determining the fair value of the redeemable convertible preferred stock warrant liability, the Company used the Black-Scholes Option Pricing Model (“Black-Scholes”) to estimate the fair value using unobservable inputs including the expected term, expected volatility, risk-free interest rate and dividend yield (see Note 9). In determining the fair value of the earnout liability, the Company used the Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout Period using the most reliable information available (see Note 9).
ViriCiti Earnout Liability
Refer to Note 3 for the valuation of the ViriCiti Earnout liability.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5.Composition of Certain Financial Statement Items
Inventories
Inventories consisted of the following:

	October 31, 2021	January 31, 2021
	(in thousands)
Raw materials	$7,489	$13,029
Work-in-progress	199	68
Finished goods	22,205	20,495
Total Inventories	$29,893	$33,592
Property and equipment, net
Property and equipment, net consisted of the following:

	October 31, 2021	January 31, 2021
	(in thousands)
Furniture and fixtures	$893	$1,594
Computers and software	5,786	5,384
Machinery and equipment	14,776	10,605
Tooling	10,506	7,705
Leasehold improvements	10,644	9,398
Owned and operated systems	21,236	17,703
Construction in progress	3,460	2,462
	67,301	54,851
Less: Accumulated depreciation	(32,575)	(24,863)
Total Property and Equipment, Net	$34,726	$29,988
Depreciation expense for the three months ended October 31, 2021 and 2020 was $3.1 million and $2.8 million, respectively.
Depreciation expense for the nine months ended October 31, 2021 and 2020 was $8.6 million and $7.5 million, respectively.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Accrued and other current liabilities
Accrued and other current liabilities consisted of the following:

	October 31, 2021	January 31, 2021
	(in thousands)
Accrued expenses	$28,673	$18,404
Refundable customer deposits	8,286	6,482
Taxes payable	9,760	5,213
Payroll and related expenses	12,917	7,547
Warranty accruals	3,766	3,000
Operating lease liabilities, current	3,665	2,393
Other liabilities	9,406	4,123
Total Accrued and Other Current Liabilities	$76,473	$47,162

Revenue
Revenue consisted of the following:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
United States	$54,561	$29,681	$139,321	$92,319
Rest of World	10,473	6,684	22,344	11,779
Total revenue	$65,034	$36,365	$161,665	$104,098

6.Debt
In July 2018, the Company entered into a term loan facility with certain lenders (“2018 Loan”) with a borrowing capacity of $45.0 million to finance working capital and repay all outstanding amounts owed under previous loans. The Company borrowed $35.0 million, with issuance costs of $1.1 million and net proceeds of $33.9 million. The 2018 Loan was secured by substantially all of the Company’s assets, contained customary affirmative and negative covenants, and required the Company to maintain minimum cash balances and attain certain customer billing targets. The 2018 Loan had a five-year maturity and interest was calculated at LIBOR plus 6.55%. The 2018 Loan agreement was amended on March 20, 2019, to extend the interest only monthly payments through June 30, 2021, to be followed by equal monthly payments of principal and interest. As of January 31, 2021, the Company was in compliance with all financial and non-financial debt covenants.
Transaction costs upon entering into the 2018 Loan were recorded as debt discount and were amortized over the term of the 2018 Loan.
There was no interest expense incurred during the three months ending October 31, 2021; the interest expense incurred during the three months ended October 31, 2020 was $0.8 million.
Total interest expense incurred during the nine months ended October 31, 2021 and 2020 was $1.5 million and $2.4 million, respectively.
In March 2021, the Company repaid the entire loan balance of $35.0 million plus accrued interest and prepayment fees of $1.2 million.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7.Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services related to, but not limited to, manufacturing, facilities and professional services under non-cancellable contracts. As of October 31, 2021, the Company had open purchase commitments for goods and services of $157.8 million, all of which are expected to be received by June 30, 2024.
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
The Company believes it has recorded adequate provisions for any such lawsuits, claims, and proceedings and, as of October 31, 2021, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in the condensed consolidated financial statements. Based on its experience, the Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted with certainty. While litigation is inherently unpredictable, the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the condensed consolidated financial statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved; and such changes are recorded in the accompanying condensed consolidated statements of operations during the period of the change and reflected in accrued and other current liabilities on the accompanying condensed consolidated balance sheets.
Guarantees and Indemnifications
The Company has service level commitments to certain of its customers warranting levels of uptime reliability and performance and permitting those customers to receive credits if the Company fails to meet those levels. To date, the Company has not incurred any material costs as a result of such commitments.
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
The Company has also agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by them in any action or proceeding to which any of them are, or are threatened to be, made a party by reason of their service as a director or officer. The Company maintains director and officer insurance coverage that would generally enable it to recover a portion of any future amounts paid. The Company also may be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions.
Leases
The Company leases its office facilities under non-cancelable operating leases with various lease terms. The Company also leases certain office equipment under operating lease agreements.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents future payments of lease liabilities under the Company's non-cancelable operating leases as of October 31, 2021 (in thousands):

(in thousands)
2022 (remaining three months)	$1,680
2023	6,388
2024	5,764
2025	5,328
2026	4,404
Thereafter	14,683
Total undiscounted operating lease payments	38,247
Less: imputed interest	(10,799)
Total operating lease liabilities	27,448
Less: current portion of operating lease liabilities	(3,653)
Operating lease liabilities, noncurrent	$23,795

8.Common Stock
On February 26, 2021, the Merger was consummated and the Company issued 60,746,989 shares for an aggregate purchase price of $200.5 million, net of issuance costs of $29.4 million. Immediately following the Merger, there were 277,768,357 shares of Common Stock outstanding with a par value of $0.0001. The holder of each share of Common Stock is entitled to one vote.
The Company has retroactively adjusted the shares issued and outstanding prior to February 26, 2021, to give effect to the Exchange Ratio established in the Merger Agreement to determine the number of shares of Common Stock into which they were converted. Immediately prior to the Merger, 484,951,532 shares were authorized to issue at $0.0001 par value, with 299,771,284 shares designated as Common Stock and 185,180,248 shares of redeemable convertible preferred stock.
Common Stock Reserved for Future Issuance
Shares of Common Stock reserved for future issuance, on an as-if converted basis, were as follows:

October 31, 2021
Stock options issued and outstanding	24,855,043
Restricted stock units outstanding	3,906,058
Common stock warrants outstanding	37,756,829
Shares available for grant under 2021 Equity Incentive Plan	36,436,447
Shares available for grant under 2021 ESPP	8,177,683
Total shares of Common Stock reserved	111,132,060
On February 26, 2021, upon the closing of the Merger (Note 3), all of the outstanding redeemable convertible preferred stock was converted to Common Stock pursuant to the conversion rate effective immediately prior to the Merger, and the remaining amount was reclassified to additional paid-in capital.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9.Stock Warrants and Earnout
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
Common Stock Warrants
In addition to the warrants to purchase 2,358,528 shares of Legacy ChargePoint preferred stock described above, Legacy ChargePoint had outstanding warrants to purchase 36,402,503 shares of Legacy ChargePoint common stock (collectively, “Legacy Warrants”), which now represent warrants to purchase Common Stock. During the three months ended October 31, 2021, 1,491,243 Legacy Warrants were exercised resulting in the issuance of 1,379,036 shares of Common Stock. During the nine months ended October 31, 2021, 3,176,428 Legacy Warrants were net exercised resulting in the issuance of 2,866,560 shares of Common Stock. During the three and nine months ended October 31, 2021, proceeds received for the exercise of Legacy Warrants were $1.2 million. As of October 31, 2021, there were 35,584,603 Legacy Warrants outstanding which are classified as equity.
Private Placement Warrants
The Private Placement Warrants were initially recognized as a liability on February 26, 2021, at a fair value of $127.9 million and the Private Placement Warrant liability was remeasured to fair value as of any respective exercise dates and as of October 31, 2021. The Company recorded a gain (loss) of $(2.4) million and $30.9 million for the three and nine months ended October 31, 2021, respectively, classified within change in fair value of warrant liabilities in the condensed consolidated statements of operations. As of October 31, 2021, there were 2,172,226 Private Placement Warrants outstanding.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Private Placement Warrants were valued using the following assumptions under the BLM that assumes optimal exercise of the Company’s redemption option at the earliest possible date:

	October 31, 2021	February 26, 2021
Market price of public stock	$24.78	$30.83
Exercise price	$11.50	$11.50
Expected term (years)	4.3	5.0
Volatility	70.5%	73.5%
Risk-free interest rate	1.0%	0.8%
Dividend rate	0.0%	0.0%
Public Warrants
The Public Warrants may only be exercised for a whole number of shares. The Public Warrants became exercisable 30 days after the completion of the Merger.
The Public Warrants were initially recognized as a liability on February 26, 2021 at a fair value of $153.7 million and the public warrant liability was remeasured to fair value based upon the market price as warrants were exercised. On June 4, 2021 the Company issued a redemption notice pursuant to which all but 244,481 Public Warrants were exercised by the Public Warrant holders. At the conclusion of the redemption notice period on July 6, 2021, the Company redeemed the remaining 244,481 Public Warrants outstanding for $0.01 per warrant. The Company recognized no gain or loss for the three months ended October 31, 2021, and recognized a loss of $15.9 million for the nine months ended October 31, 2021, classified within change in fair value of warrant liabilities in the condensed consolidated statements of operations.
During the nine months ended October 31, 2021, proceeds received for the exercise of Public Warrants were $117.6 million. As of October 31, 2021, no Public Warrants remained outstanding.
Activity of warrants is set forth below:

	Legacy Warrants (1)	Private Placement Warrants	Public Warrants	Total Common Stock Warrants (1)
Outstanding as of January 31, 2021	38,761,031	—	—	38,761,031
Common Stock Warrants as Part of the Merger	—	6,521,568	10,470,562	16,992,130
Warrants Exercised	(3,176,428)	(4,349,342)	(10,226,081)	(17,751,851)
Warrants Redeemed	—	—	(244,481)	(244,481)
Outstanding as of October 31, 2021	35,584,603	2,172,226	—	37,756,829
_______________
(1) The shares (and the warrants' exercise prices) subject to the Company's Legacy Warrants were restated to reflect the Exchange Ratio of approximately 0.9966 established in the Merger Agreement as discussed in Note 3.

Contingent Earnout Liability
During the five year period starting at the closing of the Merger (“Earnout Period”), eligible former equity holders of Legacy ChargePoint were eligible to receive up to 27,000,000 additional shares of Common Stock (“Earnout Shares”) in three equal tranches if the Earnout Triggering Events (as described in the Merger Agreement) were fully satisfied. The three Earnout Triggering Events were the dates on which the closing volume weighted-average price (“VWAP”) per share of common stock quoted on the NYSE (or the exchange on which the shares of the Company’s Common Stock are then listed) is greater or equal to $15.00, $20.00 and $30.00, respectively, for any ten trading days within any 20 consecutive trading day period within the Earnout Period.

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
The first two Earnout Triggering Events for up to 18,000,000 of the Earnout Shares occurred on March 12, 2021, and, after withholding some of these Earnout Shares to cover employee withholding tax obligations, 17,539,657 Earnout Shares were issued on March 19, 2021, and the estimated fair value of the earnout liability was remeasured to $743.7 million, including (i) $501.1 million related to the Earnout Shares issuable upon the occurrence of the Earnout Triggering Event associated with the $15.00 and $20.00 VWAP per share thresholds based on the Common Stock price as of March 12, 2021, and (ii) $242.6 million related to the estimated fair value of earnout liability related to the remaining 9,000,000 Earnout Shares issuable upon the occurrence of the Earnout Triggering Event associated with the $30.00 VWAP per share threshold based on a Monte Carlo simulation valuation model as of March 12, 2021, as described above. The change in fair value resulted in a gain of $84.4 million recognized in the condensed consolidated statement of operations for the three months ended April 30, 2021. Upon settlement of the first two tranches, the classification of the remaining 9,000,000 Earnout Shares of the third tranche was changed to equity on March 12, 2021, because the Earnout Shares became an instrument contingently issuable upon the occurrence of the Earnout Triggering Event into a fixed number of Common Shares that is not based on an observable market price or index other than the Company’s own stock price.
The third and final Earnout Triggering Event for up to 9,000,000 of the Earnout Shares associated with the $30.00 VWAP per share threshold occurred on June 29, 2021, and, after the withholding of some of these Earnout Shares to cover employee withholding tax obligations, 8,773,596 Earnout Shares were issued on July 1, 2021. No further Earnout Shares remained contingently issuable as of October 31, 2021.

10.Equity Plans and Stock-based Compensation
On February 25, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (“2021 EIP”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of October 31, 2021, 36,436,447 and 8,177,683 shares of Common Stock were available under the 2021 EIP and 2021 ESPP, respectively.
2021 Employee Stock Purchase Plan
The 2021 ESPP permits participants to purchase shares of the Company’s Common Stock, up to the IRS allowable limit, through contributions (in the form of payroll deductions or otherwise to the extent permitted by the administrator) of up to 15% of their eligible compensation. The 2021 ESPP provides for consecutive, overlapping 24-month offering periods, subject to certain rollover and reset mechanisms as defined in the ESPP. Participants are permitted to purchase shares of the Company’s Common Stock at the end of each 6-month purchase period at 85% of the lower of the fair market value of the Company’s Common Stock on the first trading day of an offering period or on the last trading date in each purchase period. A participant may purchase a maximum of 10,000 shares of the Company’s Common Stock during a purchase period. Participants may end their participation at any time during an offering and will be paid their accrued contributions that have not yet been used to purchase shares. Participation ends automatically upon termination of employment with the Company. The initial offering period is from October 1, 2021 through September 9, 2023.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Further, on the first day of each March during the term of the 2021 ESPP, commencing on March 1, 2021 and ending on (and including) March 1, 2040, the aggregate number of shares of Common Stock that may be issued under the 2021 ESPP shall automatically increase by a number equal to the lesser of (i) one percent (1%) of the total number of shares of Common Stock issued and outstanding on the last day of the preceding month, (ii) 5,400,000 shares (subject to standard anti-dilution adjustments), or (iii) a number of shares determined by the Company’s Board of Directors.
2021 Equity Incentive Plan
Under the 2021 EIP, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSU”) and certain other awards which are settled in the form of shares of Common Stock issued under this 2021 EIP. On the first day of each March, beginning on March 1, 2021 and continuing through March 1, 2030, the 2021 EIP reserve will automatically increase by a number equal to the lesser of (a) 5% of the total number of shares actually issued and outstanding on the last day of the preceding month and (b) a number of shares determined by the Company’s Board of Directors.
2017 Plan and 2007 Plan
No further awards will be granted under Legacy ChargePoint’s 2017 Stock Plan (“2017 Plan”) and 21,412,248 shares of Common Stock remain reserved for outstanding awards issued under the 2017 Plan as of October 31, 2021. Additionally, no other awards can be granted under Legacy ChargePoint’s 2007 Stock Incentive Plan (“2007 Plan”) and 3,442,795 shares of Common Stock remained reserved for outstanding awards issued under the 2007 Plan as of October 31, 2021.
The Company’s stock option awards activity is set forth below:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2021	30,166,792	$0.71	7.3	$1,064,539
Options exercised	(4,666,083)	$0.59
Options forfeited	(624,618)	$0.74
Options expired	(21,048)	$53.26
Outstanding as of October 31, 2021	24,855,043	$0.69	6.8	$598,912
Options vested and expected to vest as of October 31, 2021	24,314,890	$0.68	6.7	$585,934
Exercisable as of October 31, 2021	16,523,251	$0.66	6.2	$398,582
The options outstanding as of October 31, 2021, include the June 2020 grant of a stock option under the 2017 Plan to the Company’s Chief Executive Officer to purchase a total of 1.5 million shares of Common Stock (“CEO Award”) originally subject to both service and performance-based vesting conditions. No stock-based compensation expense had been recorded prior to the Merger as the CEO Awards were improbable of vesting before and after two modifications in each of September 2020 and December 2020, because the performance-based vesting condition was contingent upon the closing of the Merger. Accordingly, the Company commenced recognition of stock-based compensation expense for the CEO Award following the Merger in February 2021 when the only remaining vesting condition was service-based. As of October 31, 2021, the total unrecognized compensation expense related to the unvested portion of the CEO Award was $31.7 million, which is expected to be recognized over a period of 2.25 years.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company’s RSU activity is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 31, 2021	—	$—
RSU granted	5,042,559	$26.94
RSU vested	(1,019,817)	$27.36
RSU forfeited	(116,684)	$27.17
Outstanding as of October 31, 2021	3,906,058	$26.82
As of October 31, 2021, unrecognized stock-based compensation expense for employee equity plans was $125.2 million and is expected to be recognized over a weighted-average period of 2.6 years
The following sets forth the total stock-based compensation expense for employee equity plans included in the Company’s condensed consolidated statements of operations:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cost of revenue	$885	$29	$3,073	$93
Research and development	5,840	448	20,198	1,205
Sales and marketing	2,251	333	7,018	988
General and administrative	7,046	398	21,604	1,022
Total stock-based compensation expense	$16,022	$1,208	$51,893	$3,308
11.Income Taxes
The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter. The effective income tax rate was nil for the three and nine months ended October 31, 2021 and 2020. The effective tax rate differs from the U.S. statutory rate primarily due to the full valuation allowances on the Company’s net domestic deferred tax assets as it is more likely than not that all of the deferred tax assets will not be realized.
12.Related Party Transactions
Daimler AG and its affiliated entities (“Daimler”) are investors in the Company and one of its employees is a member of the Company’s Board of Directors. The following revenue transactions took place between the Company and Daimler during the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Daimler	$1,290	$953	$4,696	$2,529
Revenue from related parties	$1,290	$953	$4,696	$2,529
Related party accounts receivable as of October 31, 2021 and January 31, 2021 from Daimler was $2.3 million and $1.2 million, respectively.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13.Basic and Diluted Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three and nine months ended October 31, 2021 and 2020:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Numerator:
Net income (loss)	$(69,442)	$(40,890)	$(72,092)	$(106,275)
Adjust: Accretion of beneficial conversion feature of redeemable convertible preferred stock	—	(1,752)	—	(60,377)
Adjust: Cumulative dividends on redeemable convertible preferred stock	—	(3,960)	(4,292)	(3,960)
Adjust: Deemed dividends attributable to vested option holders	—	—	(51,855)	—
Adjust: Deemed dividends attributable to common stock warrant holders	—	—	(110,635)	—
Net loss attributable to common stockholders - Basic	(69,442)	(46,602)	(238,874)	(170,612)
Less: Gain attributable to earnout shares issued	—	—	(84,420)	—
Less: Change in fair value of dilutive warrants	—	—	(51,106)	—
Net loss attributable to common stockholders - Diluted	$(69,442)	$(46,602)	$(374,400)	$(170,612)
Denominator:
Weighted average common shares outstanding	325,223,132	15,102,625	286,272,045	13,550,552
Less: Weighted-average unvested restricted shares and shares subject to repurchase	(188,212)	(111,759)	(246,562)	—
Weighted average shares outstanding - Basic	325,034,920	14,990,866	286,025,483	13,550,552
Add: Earnout Shares under the treasury stock method	—	—	4,948,794	—
Add: Public and Private Placement Warrants under the treasury stock method	—	—	1,601,041	—
Weighted average shares outstanding - Diluted	325,034,920	14,990,866	292,575,318	13,550,552

Net loss per share - Basic	$(0.21)	$(3.11)	$(0.84)	$(12.59)
Net loss per share - Diluted	$(0.21)	$(3.11)	$(1.28)	$(12.59)
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
Redeemable convertible preferred stock and preferred stock warrants outstanding prior to the Merger Closing Date were excluded from the diluted net loss per share calculation for the nine-months period ended October 31, 2021, because including them would have had an antidilutive effect.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The potential shares of Common Stock that were excluded from the computation of diluted net loss per share attributable to common stockholders at each period end because including them would have had an antidilutive effect were as follows:

	October 31, 2021	October 31, 2020
Redeemable convertible preferred stock (on an as-converted basis)	—	193,484,162
Options to purchase common stock	24,855,043	37,547,865
Restricted stock units	3,906,058	—
Unvested early exercised common stock options	164,778	129,717
Common stock and preferred stock warrants	35,584,603	38,761,061
Employee stock purchase plan	942,335	—
Total potentially dilutive common share equivalents	65,452,817	269,922,805

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of the financial condition and results of operations of ChargePoint Holdings, Inc. (“ChargePoint” or the “Company”) should be read in conjunction with ChargePoint’s condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report, and the audited consolidated financial statements for the year ended January 31, 2021 and related notes included in the Company’s registration statement on Form S-1 filed with the SEC on October 14, 2021. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. ChargePoint’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Part II, Item 1A of this report.

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
ChargePoint generates revenue primarily through the sale of Networked Charging Systems, Cloud Services and extended parts and labor warranty (“Assure”), which are typically paid for upfront. Assure also includes proactive monitoring, fast response times, expert advice and robust reporting. The ChargePoint as a Service (“CPaaS”) program combines the customer’s use of ChargePoint’s owned and operated systems with Cloud Services, Assure and other benefits available to subscribers into one subscription. ChargePoint targets three key customer markets: commercial, fleet and residential. Commercial customers have parking places largely within their workplaces and includes retail, hospitality and parking lot operators. Fleet includes municipal buses, delivery and work vehicles, port/airport/warehouse and other industrial applications, ridesharing services, and, is expected to eventually include, autonomous transportation. Residential includes single family homes and multifamily residences.
Since ChargePoint’s inception in 2007, it has been engaged in developing and marketing its Networked Charging Systems, subscriptions and other offerings, raising capital and recruiting personnel. ChargePoint has incurred net operating losses and negative cash flows from operations every year since its inception. As of October 31, 2021, ChargePoint had an accumulated deficit of $751.5 million. ChargePoint has funded its operations primarily from customer payments, the issuance of redeemable convertible preferred stock, exercise proceeds from options and warrants, borrowings under loan facilities and proceeds from the Reverse Recapitalization.

Recent Developments
Acquisitions
On August 11, 2021, ChargePoint acquired all of the outstanding shares of ViriCiti B.V. (“ViriCiti”) for $79.4 million in cash, subject to adjustment, as well as up to $7.7 million of additional earnout consideration contingent on meeting certain revenue targets through January 31, 2023. ViriCiti is a Netherlands-based provider of electrification solutions for eBus and commercial fleets with offices in the Netherlands and the United States. The acquisition is expected to enhance ChargePoint’s fleet solutions portfolio of hardware, software and services by integrating information sources to optimize electric fleet operations.
On October 6, 2021, ChargePoint acquired all of the outstanding shares of has•to•be gmbh (“has•to•be” or “HTB”) for approximately $232.2 million, consisting of $130.1 million paid in cash, subject to further adjustments based on certain working capital positions, and $102.1 million in the form of 5,695,176 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), of which 885,592 shares, valued at $15.9 million, are subject to escrow to secure potential future indemnification claims. Has•to•be is an Austria-based e-mobility provider with a European charging software platform. The acquisition is intended to expand ChargePoint’s market share in Europe.

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
Pursuant to the terms of the Merger Agreement, each stockholder of Legacy ChargePoint received 0.9966 shares of Common Stock and the contingent right to receive as additional merger consideration certain Earnout Shares (as defined below), for each share of Legacy ChargePoint common stock, par value $0.0001 per share, owned by such Legacy ChargePoint stockholder that was outstanding immediately prior to the Closing (other than any shares of Legacy ChargePoint restricted stock). In addition, certain investors purchased an aggregate of 22,500,000 shares of Common Stock (such investors, the “PIPE Investors”) concurrently with the Closing for an aggregate purchase price of $225,000,000.
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
During the time period between the Closing and the five-year anniversary of the Closing Date, eligible former equity holders could receive up to 27,000,000 additional shares of Common Stock (“Earnout Shares”) in the aggregate in three equal tranches if the volume-weighted average closing sale price of Common Stock was greater than or equal to $15.00, $20.00 and $30.00 for any 10 trading days within any 20 consecutive trading day period (each an “Earnout Triggering Event”). On March 19, 2021, a total of approximately 18,000,000 shares of Common Stock were released to eligible former equity holders of Legacy ChargePoint pursuant to the Earnout Shares provisions of the Merger Agreement, as the first two Earnout Triggering Events had been met. The Earnout Triggering Events were met by virtue of the volume-weighted average closing sale price of Common Stock having been greater than or equal to $15.00 and $20.00 for ten (10) trading days out of twenty (20) consecutive trading days following the closing of the Merger. The holders of Legacy ChargePoint Common Stock (other than restricted stock), warrants and vested options as of the closing of the Merger received their pro rata portion of the Earnout Shares. On July 1, 2021, a total of approximately 9,000,000 shares of Common Stock were released to eligible former equity holders of Legacy ChargePoint pursuant to the Earnout Shares provision of the Merger Agreement, as the third Earnout Triggering Event had been met. The Earnout Triggering Event was met by virtue of the volume-weighted average closing sale price of Common Stock having been greater than or equal to $30.00 for ten (10) trading days out of twenty (20) consecutive trading days following the closing of the Merger.

Key Factors Affecting Operating Results
ChargePoint believes its performance and future success depend on several factors that present significant opportunities for it but also pose risks and challenges, including but not limited to those discussed below.
Growth in EV Adoption
ChargePoint’s revenue growth is directly tied to the number of passenger and commercial EVs sold, which it believes drives the demand for charging infrastructure. The market for EVs is still rapidly evolving and although demand for EVs has grown in recent years, there is no guarantee of such future demand. Factors impacting the adoption of EVs include but are not limited to perceptions about EV features, quality, safety, performance and cost; perceptions about the limited range over which EVs may be driven on a single battery charge; volatility in the cost of oil and gasoline; availability of services for EVs; consumers’ perception about the convenience and cost of charging EVs; and increases in fuel efficiency. In addition, macroeconomic factors, including government mandates and incentives, could impact demand for EVs, particularly since they can be more expensive than traditional gasoline-powered vehicles and the automotive industry globally has been experiencing a recent decline in sales. If the market for EVs does not develop as expected or if there is any slow-down or delay in overall EV adoption rates, this would negatively impact ChargePoint’s financial condition and results of operations.

Competition
ChargePoint is currently a market leader in North America in commercial Level 2 Alternating Current (“AC”) charging. ChargePoint also offers AC chargers for use at home or multifamily settings and for fleet applications, and high-power Level 3 Direct Current (“DC”) chargers for fast urban charging, corridor or long-trip charging and fleet applications. ChargePoint intends to expand its market share over time in its product categories, leveraging the network effect of its products and Cloud Services software. Existing competitors may expand their product offerings and sales strategies, and new competitors may enter the market. If ChargePoint’s market share decreases due to increased competition, its financial condition and results of operations in the future may be negatively impacted. Furthermore, ChargePoint’s success could be negatively impacted if consumers and businesses choose other types of alternative fuel vehicles or high-fuel-economy gasoline powered vehicles over EVs.
Europe Expansion
ChargePoint operates in North America and selected countries in Europe. Europe is expected to be a significant contributor to ChargePoint’s revenue in future years. ChargePoint is using a portion of the proceeds from the Merger to increase its sales and marketing activities in Europe. ChargePoint is also positioned to grow its European business through existing partnerships with car leasing companies and its recently closed acquisition of ViriCiti and HTB. In Europe, ChargePoint primarily competes with other providers of EV charging station networks. Many of these competitors have limited funding, which could cause poor customer experiences and have a negative impact on overall EV adoption in Europe. ChargePoint’s growth in Europe requires differentiating itself as compared to these existing competitors. If ChargePoint is unable to continue penetrating the market in Europe, its financial condition and results of operations would be negatively impacted.
Fleet Expansion
ChargePoint’s future growth is highly dependent upon fleet applications. Because fleet operators often make large purchases of EVs, volatility may be more pronounced and any significant decline from these customers would reduce ChargePoint’s potential for future growth.
Impact of New Product Releases and Investments in Growth
As ChargePoint introduces new products, such as the release of its Level 3 DC fast charger in fiscal year 2020, its gross margins may be initially negatively impacted by launch costs and lower volumes until it achieves targeted cost reductions. Cost reductions may not occur on the timeline ChargePoint expects due to unanticipated supply chain difficulties. For example, ongoing supply chain challenges and heightened logistic costs related to COVID-19 decreased gross margins in the three and nine months ended October 31, 2021, and ChargePoint expects that gross margins will continue to be adversely affected by increased material costs and freight and logistic expenses through the remainder of the fiscal year and likely into its fiscal 2023. In addition, ChargePoint may accelerate its expenditures where it sees growth opportunities, which may impact gross margin until upfront costs and inefficiencies are absorbed and normalized operations are achieved. ChargePoint also continuously evaluates and may adjust its operating expenditures based on its launch plans for new products, as well as other factors including the pace and prioritization of current projects under development and the addition of new projects. As ChargePoint attains higher revenue, it expects operating expenses as a percentage of total revenue to decrease as it scales and focuses on increasing operational efficiency and process automation.
Government Mandates, Incentives and Programs
The U.S. federal government, certain foreign governments and some state and local governments provide incentives to end users and purchasers of EVs and EV infrastructure in the form of rebates, tax credits and other financial incentives. These governmental rebates, tax credits and other financial incentives significantly lower the effective price of EVs and EV infrastructure to customers. For example, the Infrastructure Investment and Jobs Act signed into law on November 15, 2021 would provide additional funding for EVs and EV charging infrastructure through the creation of new programs and grants and the expansion of existing programs, including $7.5 billion for EV charging along highway corridors. However, such incentives take time to be disbursed and to affect actual expenditure decisions. These incentives may also expire on specified dates, end when the allocated funding is no longer available, or be reduced or terminated as a matter of regulatory or legislative policy. In particular, the credits under Section 30C of the Internal Revenue Code of 1986, as amended (the “Code”) which benefit investments in EV infrastructure may be reduced or become unavailable if not extended in future years. Any reduction in rebates, tax credits or other financial incentives could reduce the demand for EVs and for charging infrastructure, including infrastructure ChargePoint offers.

ChargePoint also derives other revenue from fees received for regulatory credits earned for participating in low carbon fuel programs in approved U.S. states. ChargePoint claims these regulatory credits only if they are not claimed by purchasers of its EV charging stations; only a small percentage of its customers currently elect to claim such credits. If a material percentage of its customers were to claim these regulatory credits, ChargePoint’s revenue from this source could decline significantly, which could have an adverse effect on its revenue and overall gross margin. Prior to fiscal year 2021, ChargePoint derived a slight majority of its Other revenue from these regulatory credits. However, revenue from this source as a percentage of total revenue has declined in recent quarters and may continue to decline over time. Further, the availability of such credits depends on continued governmental support for these programs. If these programs are modified, reduced or eliminated, ChargePoint’s ability to generate this revenue in the future would be adversely impacted.
Impact of COVID-19
In March 2020, the World Health Organization characterized COVID-19 as a pandemic. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 has disrupted ChargePoint’s supply chain and heightened its freight and logistic costs, and has similarly disrupted manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, which has led to fluctuations in EV sales in markets around the world. These ongoing supply chain challenges and heightened logistic costs decreased gross margins in the three and nine months ended October 31, 2021, and ChargePoint expects that gross margins will continue to be adversely affected by increased material costs and freight and logistic expenses through the remainder of the fiscal year.
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
While the ultimate duration and extent of the COVID-19 pandemic depends on current and future developments that cannot be accurately predicted, such as the extent and effectiveness of containment actions and vaccination rates, it has already had an adverse effect on the global economy, and the ultimate full societal and economic impact of the COVID-19 pandemic remains unknown. The effect of the COVID-19 pandemic can also vary over time and across the geographies in which ChargePoint operates. For example, variations in work-from-home policies can cause fluctuations in ChargePoint’s revenues, and the Company believes that since people are not yet fully back to work it has not yet seen the full return of commercial customer demand for its products. The conditions caused by the COVID-19 pandemic, such as more permanent work-from-home policies, are likely to continue affecting the rate of global infrastructure spending, and thus to continue to adversely impact ChargePoint’s commercial business and its overall gross margin as the Company’s commercial business contributes higher margins than its residential and fleet businesses. Further, the COVID-19 pandemic could continue to heighten supply chain pricing and logistics expenses and further adversely impact ChargePoint’s gross margins adversely affect demand for ChargePoint’s platforms, lengthen its product development and sales cycles, reduce the value, renewal rate or duration of subscriptions, negatively impact collections of accounts receivable, reduce expected spending from new customers, cause some of its paying customers to go out of business and limit the ability of its direct sales force to travel to customers and potential customers, all of which could adversely affect the Company’s business, results of operations and financial condition.

Results of Operations & its Components
Revenue
Networked Charging Systems
Networked Charging Systems revenue includes the deliveries of EV charging system infrastructure, which include a range of Level 2 AC products for use in residential, commercial and fleet applications, and Level 3 DC, or fast-charge products for use in commercial and fleet applications. A significant portion of ChargePoint’s Networked Charging Systems revenue is presently derived from the sale of Level 2 AC products. ChargePoint generally recognizes revenue from sales of Networked Charging Systems upon shipment to the customer, at which point ChargePoint’s performance obligation is satisfied.

Subscriptions

Subscriptions revenue consists of the Company’s Cloud Services, extended Assure warranties and CPaaS, which bundles use of ChargePoint-owned and operated systems with Cloud Services, Assure and other benefits into one subscription.
CPaaS subscriptions are considered for accounting purposes to contain a lease for the customer’s use of ChargePoint’s owned and operated systems unless the location allows the customer to receive incremental economic benefit from regulatory credits earned on that EV charging system. Lessor revenue relates to operating leases and historically has not been material. Subscriptions revenue is generally recognized over time on a straight-line basis as ChargePoint has an ongoing obligation to deliver such services to the customer.
Other
Other revenue consists of fees received for transferring regulatory credits earned for participating in low carbon fuel programs in approved states, charging related fees received from drivers using charging sites owned and operated by ChargePoint, net transaction fees earned for processing payments collected on driver charging sessions at charging sites owned by its customers, and other professional services. Revenue from regulatory credits is recognized when the regulatory credits are transferred. Revenue from fees for owned and operated sites is recognized over time on a straight-line basis over the performance period of the service contract as ChargePoint has a ongoing obligation to deliver such services. Revenue from driver charging sessions and charging transaction fees is recognized when the charging session or transaction is completed. Revenue from professional services is recognized as the services are rendered.
For the remainder of fiscal year 2022, ChargePoint expects revenue to grow in both Networked Charging Systems and Subscriptions due to increased demand in EVs and the related charging infrastructure market.

	October 31,
Networked Charging Systems	2021	2020	Change
	(dollar amounts in thousands)
Three months ended	$47,511	$22,566	$24,945	110.5%
Percentage of total revenue	73.1%	62.1%

Nine months ended	$115,185	$63,591	$51,594	81.1%
Percentage of total revenue	71.2%	61.1%
Networked Charging Systems revenue increased during the three and nine months ended October 31, 2021 compared to the three and nine months ended October 31, 2020 primarily due to higher demand from customers resulting in higher volumes of systems delivered across ChargePoint’s major product families.

	October 31,
Subscriptions	2021	2020	Change
	(dollar amounts in thousands)
Three months ended	$13,397	$10,782	$2,615	24.3%
Percentage of total revenue	20.6%	29.6%

Nine months ended	$36,303	$29,597	$6,706	22.7%
Percentage of total revenue	22.5%	28.4%
Subscriptions revenue increased during the three and nine months ended October 31, 2021 compared to the three and nine months ended October 31, 2020 primarily due to growth in the number of Networked Charging Systems connected to ChargePoint’s network.

	October 31,
Other revenue	2021	2020	Change
	(dollar amounts in thousands)
Three months ended	$4,126	$3,017	$1,109	36.8%
Percentage of total revenue	6.3%	8.3%

Nine months ended	$10,177	$10,910	$(733)	(6.7)%
Percentage of total revenue	6.3%	10.5%
Other revenue increased during the three months ended October 31, 2021 compared to the three months ended October 31, 2020 mainly due to increased charging related fees received from drivers using charging sites owned and operated by ChargePoint and net transaction fees earned for processing payments collected on driver charging sessions at charging sites owned by ChargePoint’s customers, as well as increased regulator credits transferred.
Other revenue decreased during the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020 mainly due to fewer regulatory credits transferred, partially offset by increased charging related fees received from drivers using charging sites owned and operated by ChargePoint, and net transaction fees earned for processing payments collected on driver charging sessions at charging sites owned by its customers.

Cost of Revenue
Networked Charging Systems
ChargePoint uses contract manufacturers to manufacture the substantial majority of its Networked Charging Systems. ChargePoint’s in-house manufacturing is typically limited to initial development units and to early customer samples. ChargePoint’s cost of revenue for the sale of Networked Charging Systems includes the contract manufacturer costs of finished goods. For ChargePoint’s limited in-house production, cost of revenue for the sale of Networked Charging Systems also includes parts, labor, manufacturing costs, and allocated facilities and information technology expenses. Cost of revenue for the sale of Networked Charging Systems also consists of salaries and related personnel expenses, including stock-based compensation, warranty provisions, depreciation of manufacturing related equipment and facilities, amortization of capitalized internal-use software, and allocated facilities and information technology expenses. As revenue is recognized, ChargePoint accounts for estimated warranty cost as a charge to cost of revenue. The estimated warranty cost is based on historical and predicted product failure rates and repair expenses. Costs incurred for shipping and handling are recorded in cost of revenue.
Subscriptions
Cost of Subscriptions revenue includes salaries and related personnel expenses, including stock-based compensation and third-party support costs to manage the systems and helpdesk services for drivers and site hosts, network and wireless connectivity costs for subscription services, field costs for Assure, depreciation of owned and operated systems used in CPaaS arrangements, amortization of capitalized internal-use software development costs, allocated facilities and information technology expenses.
Other
Cost of other revenue includes depreciation and other costs for ChargePoint’s owned and operated charging sites, salaries and related personnel expenses, including stock-based compensation, as well as costs of professional services.

	October 31,
Cost of Networked Charging Systems revenue	2021	2020	Change
	(dollar amounts in thousands)
Three months ended	$38,720	$22,382	$16,338	73.0%
Percentage of networked charging systems revenue	81.5%	99.2%

Nine months ended	$97,846	$61,406	$36,440	59.3%
Percentage of networked charging systems revenue	84.9%	96.6%

Cost of Networked Charging Systems revenue increased during the three and nine months ended October 31, 2021 compared to the three and nine months ended October 31, 2020 primarily due to an increase in the number of Networked Charging Systems delivered.

	October 31,
Cost of Subscriptions revenue	2021	2020	Change
	(dollar amounts in thousands)
Three months ended	$7,637	$5,322	$2,315	43.5%
Percentage of subscriptions revenue	57.0%	49.4%

Nine months ended	$21,107	$14,547	$6,560	45.1%
Percentage of subscriptions revenue	58.1%	49.2%
Cost of subscriptions revenue increased during the three and nine months ended October 31, 2021 compared to the three and nine months ended October 31, 2020 primarily resulting from an increase in stock-based compensation for the Company’s customer support personnel and ChargePoint expanding its network of charging systems.

	October 31,
Cost of Other revenue	2021	2020	Change
	(dollar amounts in thousands)
Three months ended	$2,621	$1,408	$1,213	86.2%
Percentage of other revenue	63.5%	46.7%

Nine months ended	$6,662	$4,100	$2,562	62.5%
Percentage of other revenue	65.5%	37.6%
Other cost of revenue increased during the three and nine months ended October 31, 2021 compared to the three and nine months ended October 31, 2020 primarily related to higher depreciation of owned and operated charging sites and increased other costs.
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
In the long term, improvements in ChargePoint’s gross profit and gross margin will depend on its ability to increase its revenue and continue to optimize its operations and supply chain. However, at least in the short term, as ChargePoint launches new Networked Charging Systems products, grows its presence in Europe where it has not yet achieved economies of scale, and expands its solutions for its fleet customers, it expects gross margin to experience variability from period to period. In addition, ChargePoint expects gross margins will continue to be adversely affected by increased material costs and freight and logistic expenses through at least the remainder of the fiscal year as a result of ongoing supply chain disruptions caused by COVID-19 and related measures.

	October 31,
Gross Profit and Gross Margin	2021	2020	Change
	(dollar amounts in thousands)
Three months ended	$16,056	$7,253	$8,803	121.4%
Gross margin	24.7%	19.9%

Nine months ended	$36,050	$24,045	$12,005	49.9%
Gross margin	22.3%	23.1%
Gross profit increased during the three and nine months ended October 31, 2021 compared to the three and nine months ended October 31, 2020 primarily due to an increase in Networked Charging Systems sales resulting from a larger number of charging systems delivered, and in the case of the three months ended October 31, 2021 due to the improvements in gross margin year-over year described below.
Gross margin increased during the three months ended October 31, 2021 compared to the three months ended October 31, 2020 primarily due to improved manufacturing efficiencies.
Gross margin decreased during the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020 primarily due to an increase in stock-based compensation expense and a decrease in Other revenue in the form of regulatory credits transferred, partially offset by improved manufacturing efficiencies.
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
ChargePoint expects its research and development expenses to increase on an absolute basis for the foreseeable future as ChargePoint continues to invest in research and development activities to achieve its technology and product roadmap.

	October 31,
Research and development expenses	2021	2020	Change
	(dollar amounts in thousands)
Three months ended	$36,751	$18,919	$17,832	94.3%
Percentage of total revenue	56.5%	52.0%

Nine months ended	$102,535	$54,071	$48,464	89.6%
Percentage of total revenue	63.4%	51.9%
Research and development expenses increased during the three months ended October 31, 2021 compared to the three months ended October 31, 2020 primarily attributable to a $12.3 million increase in personnel costs related to a a $6.9 million increase in salary and bonus expenses due to headcount growth and $5.4 million increase in stock-based compensation expense mainly from restricted stock unit (“RSU”) grants, a $2.6 million increase in engineering materials and services cost, as well as a $1.0 million increase in consulting services.
Research and development expenses increased during the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020 primarily attributable to a $35.3 million increase in personnel costs related to a $19.0 million increase in stock-based compensation expense from RSU grants, a $16.3 million increase in salary and bonus expenses due to headcount growth, a $5.6 million increase in engineering materials and services costs, a $2.0 million increase in consulting services, as well as a $1.7 million increase in shipping costs.

Sales and Marketing Expenses
Sales and marketing expenses consist primarily of salaries and related personnel expenses, including stock-based compensation, sales commissions, professional services fees, travel, marketing and promotional expenses amortization of capitalized internal-use software and allocated facilities and information technology expenses.
ChargePoint expects its sales and marketing expenses to increase on an absolute basis for the foreseeable future while it continues to add sales and marketing personnel, expand its sales channels and expand in Europe.

	October 31,
Sales and marketing expenses	2021	2020	Change
	(dollar amounts in thousands)
Three months ended	$24,361	$12,134	$12,227	100.8%
Percentage of total revenue	37.5%	33.4%

Nine months ended	$62,258	$37,301	$24,957	66.9%
Percentage of total revenue	38.5%	35.8%
Sales and marketing expenses increased during the three months ended October 31, 2021 compared to the three months ended October 31, 2020 primarily attributable to a $7.5 million increase in personnel costs related to a $1.9 million increase in salary, bonus and commissions due to headcount growth, as well as revenue growth and a $5.6 million increase in stock-based compensation expense resulting mainly from RSU grants, a $4.7 million increase in marketing activities and other operating expenses.
Sales and marketing expenses increased during the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020 primarily attributable to a $17.6 million increase in personnel costs related to a $11.6 million increase in salary, bonus and commissions due to headcount growth, as well as revenue growth and a $6.0 million increase in stock-based compensation expense resulting mainly from RSU grants, and a $7.3 million increase in marketing activities and other operating expenses.
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

ChargePoint expects its general and administrative expenses to increase in absolute dollars as it continues to grow its business and to operate as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for director and officer insurance, investor relations and legal, accounting and other professional services.

	October 31,
General and administrative expenses	2021	2020	Change
	(dollar amounts in thousands)
Three months ended	$20,268	$8,790	$11,478	130.6%
Percentage of total revenue	31.2%	24.2%

Nine months ended	$57,467	$18,345	$39,122	213.3%
Percentage of total revenue	35.5%	17.6%

General and administrative expenses increased during the three months ended October 31, 2021 compared to the three months ended October 31, 2020 primarily attributable to a $9.3 million increase in personnel costs related to a $6.6 million increase in stock-based compensation expense resulting from RSU grants and stock option grants and a $2.6 million increase in salary expense due to headcount growth; and a $2.2 million increase in professional services fees related to acquisitions.
General and administrative expenses increased during the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020 primarily attributable to a $25.0 million increase in personnel costs related to a $20.6 million increase in stock-based compensation expense resulting from RSU grants and stock option grants, $8.3 million increase in professional services fees related to acquisitions and expenses associated with an underwritten secondary offering of shares held by certain selling stockholders in July 2021, as well as $4.4 million increase in salary expense due to headcount growth and a $5.2 million increase in consulting expenses.

Interest Income
Interest income consists primarily of interest earned on ChargePoint’s cash, cash equivalents and short-term investments.

	October 31,
Interest Income	2021	2020	Change
	(dollar amounts in thousands)
Three months ended	$25	$18	$7	38.9%
Percentage of total revenue	—%	—%

Nine months ended	$72	$298	$(226)	(75.8)%
Percentage of total revenue	—%	0.3%
Interest income increased during the three months ended October 31, 2021 as compared to the three months ended October 31, 2020 due to higher cash and cash equivalent balances.
Interest income decreased during the nine months ended October 31, 2021 as compared to the nine months ended October 31, 2020 due to lower returns on investments.

Interest Expense
Interest expense consists primarily of the interest on ChargePoint’s term loan, which was paid off in March 2021.

	October 31,
Interest Expense	2021	2020	Change
	(dollar amounts in thousands)
Three months ended	$(3)	$(815)	$812	(99.6)%
Percentage of total revenue	—%	(2.2)%

Nine months ended	(1,502)	(2,443)	$941	(38.5)%
Percentage of total revenue	(0.9)%	(2.3)%
Interest expense decreased during the three and nine months ended October 31, 2021 compared to the three and nine months ended October 31, 2020 primarily due to repayment of the term loan in March 2021. As of October 31, 2021, ChargePoint had no outstanding loans.

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

	October 31,
Change in fair value of redeemable convertible preferred stock warrant liability	2021	2020	Change
	(dollar amounts in thousands)
Three months ended	$—	$(7,320)	$7,320	(100.0)%
Percentage of total revenue	—%	(20.1)%

Nine months ended	$9,237	$(18,301)	$27,538	(150.5)%
Percentage of total revenue	5.7%	(17.6)%
The change in fair value of redeemable convertible preferred stock warrant liability during the three and nine months ended October 31, 2021 compared to the three and nine months ended October 31, 2020 was primarily due to changes in the fair value of Legacy ChargePoint’s redeemable convertible preferred stock through the date of the Merger. As of October 31, 2021, ChargePoint had no outstanding redeemable convertible preferred stock warrant liabilities.
Change in Fair Value of Common Stock Warrant Liabilities
Common stock warrant liabilities consist of publicly-traded warrants (“Public Warrants”) and private placement warrants issued to NGP Switchback, LLC. (“Private Placement Warrants”) which ChargePoint assumed in connection with the Merger and which are subject to remeasurement to fair value at each balance sheet date. ChargePoint expects to incur an incremental income (expense) in its condensed consolidated statements of operations for the fair value adjustments for the outstanding Common Stock warrant liabilities at the end of each reporting period or through the exercise of such warrants.

	October 31,
Change in fair value of Common Stock warrant liability	2021	2020	Change
	(dollar amounts in thousands)
Three months ended	$(2,429)	$—	$(2,429)	—%
Percentage of total revenue	(3.7)%	—%

Nine months ended	$30,911	$—	$30,911	—%
Percentage of total revenue	19.1%	—%
ChargePoint recognized a $2.4 million loss during the three months ended October 31, 2021 due to the change in the fair value of Common Stock warrants.
ChargePoint recognized a $30.9 million gain during the nine months ended October 31, 2021 due to the change in the fair value of Common Stock warrants.

Change in Fair Value of Contingent Earnout Liability

Contingent earnout liability was accounted for as a liability as of the date of the Merger and remeasured to fair value until the Earnout Triggering Events were met for the first two tranches in March 2021 and the Earnout Shares were issued. In March 2021, the remaining earnout liability for the third tranche converted to be accounted for as equity. The Earnout Triggering Event was met for the third and final tranche in June 2021, and in July 2021, the Earnout Shares were issued.

	October 31,
Change in fair value of contingent earnout liability	2021	2020	Change
	(dollar amounts in thousands)
Three months ended	$—	$—	$—	—%
Percentage of total revenue	—%	—%

Nine months ended	$84,420	$—	$84,420	—%
Percentage of total revenue	52.2%	—%
ChargePoint recognized an increase in fair value of contingent earnout liability of $84.4 million for the nine months ended October 31, 2021 due to the decrease in the fair value of ChargePoint’s Common Stock after consummation of the Merger.
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

	October 31,
Transaction costs expensed	2021	2020	Change
	(dollar amounts in thousands)
Three months ended	$—	$—	$—	—%
Percentage of total revenue	—%	—%

Nine months ended	$(7,031)	$—	$(7,031)	—%
Percentage of total revenue	(4.3)%	—%
During the nine months ended October 31, 2021 ChargePoint expensed $7.0 million out of $36.5 million total transaction costs, that related to the warrant liabilities assumed as part of the Merger.
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign currency transaction gains and losses.

	October 31,
Other income (expense), net	2021	2020	Change
	(dollar amounts in thousands)
Three months ended	$(2,025)	$(85)	$(1,940)	2282.4%
Percentage of total revenue	(3.1)%	(0.2)%

Nine months ended	$(2,200)	$46	$(2,246)	(4882.6)%
Percentage of total revenue	(1.4)%	—%
Other income (expense) increased during the three and nine months ended October 31, 2021 as compared to the three and nine months ended October 31, 2020, due to unfavorable changes in foreign exchange rates.

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

	October 31,
Provision for income taxes	2021	2020	Change
	(dollar amounts in thousands)
Three months ended	$(314)	$98	$(412)	(420.4)%
Percentage of profit/(loss) before provision for income taxes	0.5%	(0.2)%

Nine months ended	$(211)	$203	$(414)	(203.9)%
Percentage of profit/(loss) before provision for income taxes	0.3%	(0.2)%
The provision for income taxes did not significantly fluctuate during the three and nine months ended October 31, 2021 as compared to the three and nine months ended October 31, 2020.

Liquidity and Capital Resources
Sources of Liquidity

ChargePoint has incurred net losses and negative cash flows from operations since its inception, which it anticipates will continue for the foreseeable future. To date, ChargePoint has funded its business primarily with proceeds from the issuance of redeemable convertible preferred stock, proceeds from the Merger, proceeds from warrant and option exercises for cash, and from customer payments. As of October 31, 2021, ChargePoint had cash, cash equivalents and restricted cash of $365.9 million. ChargePoint believes that its cash on hand and cash generated from sales to customers will satisfy its working capital and capital requirements for at least the next twelve months.
From inception to October 31, 2021, ChargePoint has raised aggregate net cash proceeds of $615.7 million from the sale of shares of redeemable convertible preferred stock and $479.2 million from the Merger and the concurrent purchase by certain investors of shares of Common Stock pursuant to separate subscription agreements (the “PIPE financing”). During the nine months ended October 31, 2021, ChargePoint received $118.8 million in proceeds from warrant exercises.
In March 2021, ChargePoint repaid the entire 2018 Loan balance of $35.0 million plus accrued interest and prepayment fees of $1.2 million.
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
ChargePoint’s principal use of cash in recent periods has been funding its operations, the acquisitions of ViriCiti and HTB, and investing in capital expenditures. ChargePoint’s future capital requirements will depend on many factors, including its revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, expenses associated with its international expansion, the introduction of network enhancements and the continuing market adoption of its network. ChargePoint has and may in the future enter into arrangements to acquire or invest in complementary businesses, products and technologies. ChargePoint may be required to seek additional equity or debt financing. If ChargePoint requires additional financing, it may not be able to raise such financing on acceptable terms or at all. If ChargePoint is unable to raise additional capital or generate cash flows necessary to expand its operations and invest in continued innovation, it may not be able to compete successfully, which would harm its business, results of operations and financial condition. If adequate funds are not available, ChargePoint may need to reconsider its expansion plans or limit its research and development activities, which could have a material adverse impact on its business prospects and results of operations.

Cash Flows
For the Nine Months Ended October 31, 2021 and 2020
The following table sets forth a summary of ChargePoint’s cash flows for the periods indicated:

	Nine Months Ended October 31,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(109,083)	$(70,921)
Investing activities	(217,393)	38,101
Financing activities	547,224	128,747
Effects of exchange rates on cash, cash equivalents, and restricted cash	(748)	13
Net increase in cash, cash equivalents, and restricted cash	$220,000	$95,940

Net Cash Used in Operating Activities
During the nine months ended October 31, 2021, net cash used in operating activities was $109.1 million, consisting primarily of a net loss of $72.1 million and non-cash charges of $49.3 million, partially offset by a decrease in net operating assets of $12.3 million. The decrease in net operating assets was primarily due to a $16.1 million increase in accrued and other liabilities, a $10.6 million increase in accounts payable, a $3.5 million decrease in inventories and a $29.7 million increase in deferred revenue, partially offset by a $18.9 million increase in prepaid expenses and other assets, a $26.6 million increase in accounts receivable and a $2.2 million decrease in operating lease liabilities. The non-cash charges primarily consisted of $84.4 million change in fair value of contingent earnout liability, $30.9 million change in fair value of Common Stock warrant liability, $0.4 million change in deferred tax benefits and $9.2 million change in fair value of redeemable convertible preferred stock warrant liability, partially offset by $51.9 million of stock-based compensation expense, $7.0 million of transaction costs expensed, $11.4 million of depreciation, amortization expense and amortization of deferred contract acquisition costs, $3.1 million of non-cash operating lease cost and $2.2 million of inventory reserves and other costs.
During the nine months ended October 31, 2020, net cash used in operating activities was $70.9 million, consisting primarily of a net loss of $106.3 million, offset by a decrease in net operating assets of $1.5 million and non-cash charges of $33.8 million. The decrease in net operating assets was primarily attributable to a $10.1 million decrease in accounts receivable, net due to increased collections, a $1.6 million increase in accrued and other liabilities and $9.1 million increase in deferred revenue, largely offset by a $6.0 million increase in inventories, an $8.4 million increase in prepaid expenses and other assets, a $2.4 million decrease in operating lease liabilities and a $2.4 million decrease in accounts payable. The non-cash charges primarily consisted of an $18.3 million change in the fair value of redeemable convertible preferred stock warrant liability, $7.5 million of depreciation and amortization expenses, $3.3 million of stock-based compensation expense and $2.9 million of non-cash operating lease cost.
Net Cash (Used In) Provided by Investing Activities
During the nine months ended October 31, 2021, net cash used in investing activities was $217.4 million consisting of cash paid for acquisitions (net of cash acquired) of $205.3 million and purchases of property and equipment of $12.1 million.
During the nine months ended October 31, 2020, net cash provided by investing activities was $38.1 million, consisting of maturities of investments of $47.0 million, partially offset by purchases of property and equipment of $8.9 million.

Net Cash Provided by Financing Activities
During the nine months ended October 31, 2021, net cash provided by financing activities was $547.2 million, consisting of net proceeds from the Merger and PIPE financing of $511.6 million, proceeds from the exercise of warrants of $118.8 million and proceeds from exercises of vested and unvested stock options of $4.2 million and change in driver funds and amounts due to customers of $1.9 million, partially offset by repayment of borrowings of $36.1 million, payment of transaction costs related to the Merger of $32.5 million and payment of tax withholding obligations on settlement of earnout shares of $20.9 million.
During the nine months ended October 31, 2020, net cash provided by financing activities was $128.7 million consisting of net proceeds from issuance of redeemable convertible preferred stock of $95.5 million, proceeds from the issuance of Common Stock warrants of $31.5 million and proceeds from exercises of vested and unvested stock options of $2.2 million, partially offset by $0.5 million of payment of deferred transaction costs.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
ChargePoint had cash, cash equivalents and restricted cash totaling $365.9 million as of October 31, 2021. Cash equivalents were invested primarily in money market funds. ChargePoint’s investment policy is focused on the preservation of capital and supporting its liquidity needs. Under the policy, ChargePoint invests in highly rated securities, issued by the U.S. government or liquid money market funds. ChargePoint does not invest in financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments. ChargePoint utilizes external investment managers who adhere to the guidelines of its investment policy.
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
Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies impact ChargePoint’s net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 10% would not result in a material foreign currency loss on foreign-denominated balances, as of October 31, 2021. As ChargePoint’s foreign operations expand, its results may be more materially impacted by fluctuations in the exchange rates of the currencies in which it does business.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, ChargePoint’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of October 31, 2021. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in internal control over financial reporting described below, ChargePoint’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level as of such date. Notwithstanding these material weaknesses, management has concluded that the condensed consolidated financial statements included in this quarterly report on Form 10-Q are fairly stated in all material respects in accordance with U.S. GAAP.
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
ChargePoint did not design and maintain an effective control environment commensurate with its financial reporting requirements. Specifically, ChargePoint did not maintain a sufficient complement of personnel with an appropriate degree of accounting knowledge, experience and training to appropriately analyze, record and disclose accounting matters commensurate with its accounting and reporting requirements. This material weakness contributed to the following additional material weaknesses:
•ChargePoint did not design and maintain formal accounting policies, procedures and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including accounting for complex features associated with warrants, segregation of duties and adequate controls related to the preparation and review of journal entries; and
•ChargePoint did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of its consolidated financial statements. Specifically, ChargePoint did not design and maintain (a) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately and (b) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to its financial applications and data to appropriate company personnel.

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
Remediation Plan
ChargePoint has continued implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and include the following:
•Hiring additional finance and accounting personnel to bolster the accounting capabilities and capacity, and to establish and maintain internal control over financial reporting;
•Designing and implementing controls to formalize roles and review responsibilities to align with the staff’s skills and experience and designing and implementing controls over segregation of duties;
•Providing ongoing training for personnel on accounting, financial reporting and internal control over financial reporting;
•Engaging an external advisor to assist with evaluating and documenting the design and operating effectiveness of internal control over financial reporting and assist with the remediation of deficiencies, as necessary;
•Designing and implementing controls over the preparation and review of journal entries and account reconciliations, including controls over the segregation of duties; and
•Designing and implementing IT general controls, including controls over the provisioning and monitoring of user access rights and privileges and change management processes and procedures.
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
In order to maintain and improve the effectiveness of its internal control over financial reporting, ChargePoint has expended, and will continue to expend, significant resources, including accounting-related costs and significant management oversight.
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
Summary of Principal Risks Associated with ChargePoint’s Business
•ChargePoint is an early-stage company with a history of losses and expects to incur significant expenses and continuing losses for the near term.
•ChargePoint has experienced rapid growth and expects to invest in growth for the foreseeable future. If it fails to manage growth effectively, its business, operating results and financial condition could be adversely affected.
•ChargePoint currently faces competition from a number of companies, particularly in Europe, and expects to face significant competition in the future as the market for EV charging develops.
•ChargePoint faces risks related to health pandemics, including the COVID-19 pandemic, which could have a material and adverse effect on its business and results of operations.
•ChargePoint relies on a limited number of suppliers and manufacturers for its charging stations. A loss of any of these partners could negatively affect its business.
•ChargePoint’s business is subject to risks associated with construction, cost overruns and delays, and other contingencies that may arise in the course of completing installations, and such risks may increase in the future as ChargePoint expands the scope of such services with other parties.
•Acquisitions or strategic investments could be difficult to identify and integrate, divert the attention of key management personnel, disrupt ChargePoint’s business, dilute stockholder value and adversely affect its results of operations and financial condition.
•If ChargePoint is unable to attract and retain key employees and hire qualified management, technical engineering and sale personnel, its ability to compete and successfully grow its business would be harmed.
•ChargePoint is expanding operations internationally, which will expose it to additional tax, compliance, market and other risks.
•Some members of ChargePoint’s management have limited experience in operating a public company.
•ChargePoint may need to raise additional funds and these funds may not be available when needed or may not be available on terms that are favorable to ChargePoint.
•ChargePoint’s future revenue growth will depend in significant part on its ability to increase sales of its products and services to fleet operators.

•Computer malware, viruses, ransomware, hacking, phishing attacks and similar disruptions could result in security and privacy breaches and interruption in service, which could harm ChargePoint’s business.
•ChargePoint’s headquarters and other facilities are located in an active earthquake zone; an earthquake or other types of natural disasters or resource shortages, including public safety power shut-offs that have occurred and will continue to occur in California, could disrupt and harm its operations and those of ChargePoint’s customers.
•ChargePoint has never paid cash dividends on its capital stock and does not anticipate paying dividends in the foreseeable future.
•The price of ChargePoint’s Common Stock may be subject to wide fluctuations.
•Concentration of ownership among ChargePoint’s existing executive officers, directors and their affiliate may prevent new investors from influencing significant corporate decisions.
•ChargePoint’s future growth and success is highly correlated with and thus dependent upon the continuing rapid adoption of EVs for passenger and fleet applications.
•The EV market currently benefits from the availability of rebates, tax credits and other financial incentives from governments, utilities and others to offset the purchase or operating cost of EVs and EV charging stations.
•ChargePoint’s business may be adversely affected if it is unable to protect its technology and intellectual property from unauthorized use by third parties.
•ChargePoint has identified material weaknesses in its internal control over financial reporting. If ChargePoint is unable to remediate these material weaknesses, or if ChargePoint identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting, this may result in material misstatements of ChargePoint’s consolidated financial statements or cause ChargePoint to fail to meet its periodic reporting obligations.
Risks Related to ChargePoint’s Business
ChargePoint is an early-stage company with a history of losses, and expects to incur significant expenses and continuing losses for the near term.
ChargePoint incurred a net loss of $197.0 million for the fiscal year ended January 31, 2021 and had net loss of $72.1 million for the nine months ended October 31, 2021. As of October 31, 2021, ChargePoint had an accumulated deficit of $751.5 million. ChargePoint believes it will continue to incur significant operating expenses and net losses in future quarters for the near term. There can be no assurance that it will be able to maintain profitability in the future. ChargePoint’s potential profitability is particularly dependent upon the continued adoption of EVs by consumers and fleet operators, the widespread adoption of electric trucks, other vehicles and other electric transportation modalities, which may not occur.
ChargePoint has experienced rapid growth and expects to invest in growth for the foreseeable future. If it fails to manage growth effectively, its business, operating results and financial condition could be adversely affected.
ChargePoint has experienced rapid growth in recent periods. For example, the number of employees has grown from 743 as of January 31, 2020 to 834 as of January 31, 2021 and to 1,319 as of October 31, 2021, including 77 employees in Europe as of January 31, 2020 to 101 as of January 31, 2021 and to 343 as of October 31, 2021. The growth and expansion of its business has placed and continues to place a significant strain on management, operations, financial infrastructure and corporate culture. In the event of further growth, ChargePoint’s information technology systems and ChargePoint’s internal control over financial reporting and procedures may not be adequate to support its operations and may introduce opportunities for data security incidents that may interrupt business operations and permit bad actors to obtain unauthorized access to business information or misappropriate funds. ChargePoint may also face risks to the extent such bad actors infiltrate the information technology infrastructure of its contractors.
To manage growth in operations and personnel, ChargePoint will need to continue to improve its operational, financial and management controls and reporting systems and procedures. Failure to manage growth effectively could result in difficulty or delays in attracting new customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new products and services or enhancing existing products and services, loss of customers, inability to retain or hire new employees effectively, information security vulnerabilities or other operational difficulties, any of which could adversely affect its business performance and operating results.

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
Further, ChargePoint’s current or potential competitors may be acquired by third-parties with greater available resources. In addition, certain of ChargePoint’s competitors are engaging in or have recently completed transactions to become a publicly traded company and may have ready access to the capital markets for additional funding. As a result, competitors may be able to respond more quickly and effectively than ChargePoint to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, competitors may in the future establish cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace. This competition may also materialize in the form of costly intellectual property disputes or litigation.
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
ChargePoint is substantially dependent on its direct sales force to obtain new customers. ChargePoint plans to continue to expand its direct sales force both domestically and internationally but it may not be able to recruit and hire a sufficient number of sales personnel, which may adversely affect its ability to expand its sales capabilities. New hires require significant training and time before they achieve full productivity, particularly in new sales territories. Recent hires and planned hires may not become as productive as quickly as anticipated and ChargePoint may be unable to hire or retain sufficient numbers of qualified individuals. Furthermore, hiring sales personnel in new countries can be costly, complex and time-consuming, and requires additional set up and upfront costs that may be disproportionate to the initial revenue expected from those countries. There is significant competition for direct sales personnel with strong sales skills and technical knowledge. ChargePoint’s ability to achieve significant revenue growth in the future will depend, in large part, on its success in recruiting, training, incentivizing and retaining a sufficient number of qualified direct sales personnel and on such personnel attaining desired productivity levels within a reasonable amount of time. ChargePoint’s business will be harmed if continuing investment in its sales and marketing capabilities does not generate a significant increase in revenue.

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
The pandemic has resulted in government authorities implementing numerous measures to try to contain the COVID-19 virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders and business shutdowns. These measures may adversely impact ChargePoint’s employees and operations and the operations of its customers, suppliers, vendors and business partners, and may negatively impact demand for EV charging stations, particularly at workplaces. These measures by government authorities may remain in place for a significant period of time and may adversely affect manufacturing and building plans, sales and marketing activities, business and results of operations.
Disruptions in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, such as exacerbated port congestion and intermittent supplier shutdowns and delays, have resulted in additional costs and, to a lesser extent, component shortages, and have led to fluctuations in EV sales in markets around the world. Increased demand for personal electronics has also created a shortfall of semiconductor chips, which has caused additional supply challenges both within and outside of ChargePoint’s industry. Ongoing supply chain challenges and heightened logistics costs have affected ChargePoint’s gross margins in recent quarters and ChargePoint expects that gross margins will continue to be adversely affected by increased material costs and freight and logistic expenses through the remainder of the fiscal year. Costs incurred to expedite delivery of components used in charging stations or in providing installation or maintenance services or to proactively increase inventory could cause ChargePoint to raise its prices, impose surcharges or other fees or refuse to negotiate discounts. Further, any sustained downturn in demand for EVs would also harm ChargePoint’s business.
During 2020 and 2021, ChargePoint modified its business practices by recommending that all non-essential personnel work from home and cancelling or reducing physical participation in sales activities, meetings, events and conferences. ChargePoint has also implemented additional safety protocols for workers and cost cutting measures to reduce operating costs. ChargePoint may take further actions as may be required by government authorities or that it determines are in the best interests of its employees, customers, suppliers, vendors and business partners, including acting to lift or re-impose initiatives. There is no certainty that such actions will be sufficient to mitigate the risks posed by the COVID-19 pandemic or otherwise be satisfactory to government authorities. If significant portions of ChargePoint’s workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, its operations will be negatively impacted. Furthermore, if significant portions of its customers’ or potential customers’ workforces are subject to stay-at-home orders or otherwise have substantial numbers of their employees working remotely for sustained periods of time, user demand for charging stations and services will decline. In addition, measures imposed by governments, may adversely impact ChargePoint’s employees and operations and the operations of its customers, suppliers, vendors and business partners, and may negatively impact demand for EV charging stations, particularly at workplaces.
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
In addition, as a result of the Merger, ChargePoint became subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) to diligence, disclose and report whether or not its products contain minerals originating from the Democratic Republic of the Congo and adjoining countries, or conflict minerals. ChargePoint will incur additional costs to comply with these disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in ChargePoint’s products. These requirements could adversely affect the sourcing, availability and pricing of minerals used in the components used in ChargePoint’s products. It is also possible that ChargePoint’s reputation may be adversely affected if it determines that certain of its products contain minerals not determined to be conflict-free or if it is unable to alter its products, processes or sources of supply to avoid use of such materials. ChargePoint may also encounter end-customers who require that all of the components of the products be certified as conflict free. If ChargePoint is not able to meet this requirement, such end-customers may choose to purchase products from a different company.
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
As part of ChargePoint’s business strategy, ChargePoint has made and continues to consider making acquisitions of, or investments in, businesses, services or technologies that are complementary to its existing business. For example, on August 11, 2021, ChargePoint acquired ViriCiti Group B.V., a provider of electrification solutions for eBus and commercial fleets, and on October 6, 2021, ChargePoint acquired has•to•be gmbh, an e-mobility and charging software platform The process of identifying and consummating acquisitions, investments and the subsequent integration of new assets and businesses into ChargePoint’s own business, requires attention from management and could result in a diversion of resources from its existing business, which in turn could have an adverse effect on its operations. Acquired assets or businesses may not generate the expected financial results. Acquisitions or investments could also result in the use of cash, potentially dilutive issuances of equity securities, the occurrence of goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business or investment. ChargePoint may also incur costs and management time on transactions that are ultimately not completed. In addition, ChargePoint’s due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product, technology or investment, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or issues with employees or customers.
ChargePoint’s acquisitions or investments may not ultimately strengthen its competitive position or achieve its goals and business strategy; ChargePoint may be subject to claims or liabilities assumed from an acquired company, product or technology; acquisitions or investments ChargePoint completes could be viewed negatively by its customers, investors and securities analysts; and ChargePoint may incur costs and expenses necessary to address an acquired company’s failure to comply with laws and governmental rules and regulations. Additionally, ChargePoint may be subject to litigation or other claims in connection with the acquired company, including claims from terminated employees, former stockholders or other third parties, which may differ from or be more significant than the risks ChargePoint’s business faces. An acquired company may also need to implement or improve its controls, procedures and policies, and ChargePoint may face risks associated if any of those controls, procedures or policies are insufficiently effective. ChargePoint may also face retention or cultural challenges associated with integrating employees from the acquired company into its organization. If ChargePoint is unsuccessful at integrating acquisitions or investments, in a timely manner, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt ChargePoint’s ongoing business and divert management’s attention, and ChargePoint may not be able to manage the integration process successfully or in a timely manner. ChargePoint may not successfully evaluate or utilize the acquired technology or personnel, realize anticipated synergies from the acquisition or investment, or accurately forecast the financial impact of an acquisition or investment transaction or the related integration of such acquisition or investment, including accounting charges and any potential impairment of goodwill and intangible assets recognized in connection with such transaction. ChargePoint may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any acquisitions or investments, each of which could adversely affect its financial condition or the market price of its Common Stock. Furthermore, the sale of equity or issuance of equity-linked debt to finance any such transaction could result in dilution to ChargePoint’s stockholders. The occurrence of any of these risks could harm ChargePoint’s business, operating results and financial condition.
If ChargePoint is unable to attract and retain key employees and hire qualified management, technical, engineering and sales personnel, its ability to compete and successfully grow its business would be harmed.
ChargePoint’s success depends, in part, on its continuing ability to identify, hire, attract, train and develop and retain highly qualified personnel. The inability to do so effectively would adversely affect its business. ChargePoint’s future performance also depends on the continued services and continuing contributions of its senior management to execute on its business plan and to identify and pursue new opportunities and product innovations. The loss of services of senior management, or the ineffective management of any leadership transitions, especially within ChargePoint’s sales organization, could significantly delay or prevent the achievement of its development and strategic objectives, which could adversely affect its business, financial condition and operating results.
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
ChargePoint’s primary operations are in the United States and it maintains contractual relationships with parts and manufacturing suppliers in Asia, Mexico and other locations. Also, ChargePoint is continuing to invest to increase its presence in Europe, including its acquisitions of ViriCiti Group B.V. and has•to•be gmbh, and to expand primarily research and development teams in India and Reading, England. Managing these expansions requires additional resources and controls, and could subject ChargePoint to risks associated with international operations, including:
•conformity with applicable business customs, including translation into foreign languages and associated expenses;
•lack of availability of government incentives and subsidies;
•challenges in arranging, and availability of, financing for customers;
•potential changes to its established business model;
•cost of alternative power sources, which could vary meaningfully outside the United States;
•difficulties in staffing and managing foreign operations in an environment of diverse culture, laws, and customers, and the increased travel, infrastructure, and legal and compliance costs associated with international operations;
•installation challenges;
•differing driving habits and transportation modalities in other markets;
•different levels of demand among commercial, fleet and residential customers;
•compliance with multiple, potentially conflicting and changing governmental laws, regulations, certifications, and permitting processes including environmental, banking, employment, tax, information security, privacy, and data protection laws and regulations such as the California Consumer Privacy Act (“CCPA”) and newer state privacy laws in the U.S. including in Virginia and Colorado, the European Union (the “EU”) General Data Protection Regulation (“GDPR”), national legislation implementing the same and changing requirements for legally transferring data out of the European Economic Area;
•compliance with U.S. and foreign anti-bribery laws including the Foreign Corrupt Practices Act (“FCPA”) and the United Kingdom Anti-Bribery Act of 2020 (the “Anti-Bribery Act”);
•conforming products to various international regulatory and safety requirements as well as charging and other electric infrastructures;
•difficulty in establishing, staffing and managing foreign operations;
•difficulties in collecting payments in foreign currencies and associated foreign currency exposure;
•restrictions on repatriation of earnings;
•compliance with potentially conflicting and changing laws of taxing jurisdictions and compliance with applicable U.S. tax laws as they relate to international operations, the complexity and adverse consequences of such tax laws, and potentially adverse tax consequences due to changes in such tax laws; and
•regional economic and political conditions.
As a result of these risks, ChargePoint’s current expansion efforts and any potential future international expansion efforts may not be successful.

Some members of ChargePoint’s management have limited experience in operating a public company.
Some of ChargePoint’s executive officers have limited experience in the management of a publicly-traded company. The management team may not successfully or effectively continue to manage the transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws.
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
ChargePoint’s headquarters and other facilities are located in an active earthquake zone; an earthquake or other types of natural disasters or resource shortages, including public safety power shut-offs that have occurred and may continue to occur in California, could disrupt and harm its operations and those of ChargePoint’s customers.
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
ChargePoint believes there are seasonal factors that may cause ChargePoint to record higher revenue in some quarters compared with others. A significant share of ChargePoint’s annual revenues are typically generated in the fourth fiscal quarter, which coincides with customers with a December 31 year-end choosing to spend remaining unused portions of their budgets. ChargePoint’s revenues are typically lower in its fiscal first quarter than its preceding fourth quarter, due to unfavorable weather conditions which result in a decrease in construction activity during the winter months, periods of wet weather and times when other weather and climate conditions would impair construction activity. While ChargePoint believes it has visibility into the seasonality of its business, various factors, including difficult weather conditions (such as flooding, hurricanes, prolonged rain or periods of unseasonably cold or snowstorms) in any quarter, may materially and adversely affect its business, financial condition and results of operations.
Risks Related to the EV Market
Changes to fuel economy standards or the success of alternative fuels may negatively impact the EV market and thus the demand for ChargePoint’s products and services.
As regulatory initiatives have required an increase in the mileage capabilities of cars, consumption of renewable transportation fuels, such as ethanol and biodiesel, and consumer acceptance of EVs and other alternative vehicles has been increasing. If fuel efficiency of non-electric vehicles continues to rise, whether as the result of regulations or otherwise, and affordability of vehicles using renewable transportation fuels improves, the demand for electric and high energy vehicles could diminish. In addition, the EV fueling model is different than gas or other fuel models, requiring behavior change and education of influencers, consumers and others such as regulatory bodies. Developments in alternative technologies, such as advanced diesel, ethanol, fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect demand for EVs and EV charging stations. For example, fuel which is abundant and relatively inexpensive in the United States, such as compressed natural gas, may emerge as a preferred alternative to petroleum-based propulsion. Regulatory bodies may also adopt rules that substantially favor certain alternatives to petroleum-based propulsion over others, which may not necessarily be EVs, or may adopt rules to eliminate, modify or reduce penalties or incentives to maintain minimum fuel economy standards. Any of these changes may impose additional obstacles to the purchase of EVs or the development of a more ubiquitous EV market. If any of the above cause or contribute to consumers or businesses to no longer purchase EVs or purchase them at a lower rate, it would materially and adversely affect ChargePoint’s business, operating results, financial condition and prospects.

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
ChargePoint’s future growth is highly dependent upon the adoption of EVs by businesses and consumers. The market for EVs is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards and changing consumer demands and behaviors, changing levels of concern related to environmental issues and governmental initiatives related to climate change and the environment generally. Although demand for EVs has grown in recent years, there is no guarantee of continuing future demand. If the market for EVs develops more slowly than expected, or if demand for EVs decreases, ChargePoint’s business, prospects, financial condition and operating results would be harmed. The market for EVs could be affected by numerous factors, such as:
•perceptions about EV features, quality, safety, performance and cost;
•perceptions about the limited range over which EVs may be driven on a single battery charge;
•competition, including from other types of alternative fuel vehicles, plug-in hybrid electric vehicles and high fuel-economy internal combustion engine vehicles;
•volatility in the cost of oil and gasoline;
•concerns regarding the stability of the electrical grid;
•the decline of an EV battery’s ability to hold a charge over time;
•availability of service for EVs;
•consumers’ perception about the convenience and cost of charging EVs;
•increases in fuel efficiency;
•government regulations and economic incentives, including adverse changes in, or expiration of, favorable tax incentives related to EVs, EV charging stations or decarbonization generally;
•relaxation of government mandates or quotas regarding the sale of EVs; and
•concerns about the future viability of EV manufacturers.
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
The U.S. federal government, foreign governments and some state and local governments provide incentives to end users and purchasers of EVs and EV charging stations in the form of rebates, tax credits and other financial incentives, such as payments for regulatory credits. The EV market relies on these governmental rebates, tax credits and other financial incentives to significantly lower the effective price of EVs and EV charging stations to customers. For example, the Infrastructure

Investment and Jobs Act signed into law on November 15, 2021 would provide additional funding for EVs and EV charging infrastructure through the creation of new programs and grants and the expansion of existing programs, including $7.5 billion for EV charging along highway corridors. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy. In particular, ChargePoint has benefited from the availability of federal tax credits to purchasers under Section 30C of the Code to market its EV charging stations, which can effectively provide such purchasers with up to a 30% discount off the purchase price of ChargePoint’s EV charging stations. The credits under Section 30C of the Code are set to expire on December 31, 2021 and thus would not be available to ChargePoint’s customers unless extended. There can be no assurance that the credits under Section 30C of the Code will be extended. Any reduction in rebates, tax credits or other financial incentives, including the credit under Section 30C of the Code, could materially reduce the demand for EVs and ChargePoint’s solutions and, as a result, may adversely impact ChargePoint’s business and expansion potential.
ChargePoint also derives other revenue from regulatory credits. If government support of these credits declines, ChargePoint’s ability to generate this other revenue in the future would be adversely affected. In years prior to fiscal year 2021, ChargePoint has derived a slight majority of its other revenue from regulatory credits. However, revenue from this source as a percentage of other and total revenue has declined in recent quarters and it may continue to decline over time. Further, the availability of such credits may decline even with general governmental support of the transition to EV infrastructure. For example, in September 2020, California Governor Gavin Newsom issued Executive Order N-79-20 (the “EO”), announcing a target for all in-state sales of new passenger cars and trucks to be zero-emission by 2035. While the EO calls for the support of EV infrastructure, the form of this support is unclear. If California or other jurisdictions choose to adopt regulatory mandates instead of establishing or continuing green energy credit regimes for EV infrastructure, ChargePoint’s revenue from these credits would be adversely impacted.
The EV charging market is characterized by rapid technological changes often due to technical improvements, regulatory requirements and customer requirements, which requires ChargePoint to continue to develop new products and product innovations. Any delays in such development could adversely affect market adoption of its products and ChargePoint’s financial results.
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
As EV technologies change or governmental regulations impose new requirements on EV charging technology, ChargePoint may need to upgrade or adapt its charging station technology and introduce new products and services in order to serve vehicles that have the latest technology, in particular battery cell technology, or comply with new governmental regulations, which could involve substantial costs. Even if ChargePoint is able to keep pace with changes in technology and develop new products and services, its research and development expenses could increase, its gross margins could be adversely affected in some periods and its prior products could become obsolete or non-compliant with governmental regulations more quickly than expected. ChargePoint cannot guarantee that any new products will be released in a timely manner, or at all, or achieve market acceptance. Delays in delivering new products that meet customer requirements could damage ChargePoint’s relationships with customers and lead them to seek alternative providers. Delays in introducing products and innovations or the failure to offer innovative products or services at competitive prices may cause existing and potential customers to purchase ChargePoint’s competitors’ products or services. Finally, new or changing state or federal regulations may result in delays related to the development of new products or modifications to existing products in order to come into compliance and any such delays may result in customer’s selecting alternative providers or result in delays related to ChargePoint’s ability to install, sell or distribute its charging station technology.
If ChargePoint is unable to devote adequate resources to develop products or cannot otherwise successfully develop products or services that meet customer and regulatory requirements on a timely basis or that remain competitive with technological alternatives, its products and services could lose market share, its revenue may decline, it may experience higher operating losses and its business and prospects may be adversely affected.

Certain statements ChargePoint makes about estimates of market opportunity and forecasts of market growth may prove to be inaccurate.
From time to time, ChargePoint makes statements with estimates of the addressable market for ChargePoint’s solutions and the EV market in general. Market opportunity estimates and growth forecasts, whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. This is especially so at the present time due to the uncertain and rapidly changing projections of the severity, magnitude and duration of the COVID-19 pandemic. The estimates and forecasts relating to the size and expected growth of the target EV market, market demand and adoption, capacity to address this demand and pricing may also prove to be inaccurate. In particular, estimates regarding the current and projected EV market opportunity are difficult to predict. The estimated addressable EV market may not materialize for many years, if ever, and even if the markets meet the size estimates and growth forecasts, ChargePoint’s business could fail to grow at similar rates.
Risks Related to ChargePoint’s Technology, Intellectual Property and Infrastructure
ChargePoint expects to incur research and development costs and devote significant resources to developing new products, which could significantly reduce its profitability and may never result in revenue to ChargePoint.
ChargePoint’s future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. ChargePoint plans to incur significant research and development costs in the future as part of its efforts to design, develop, manufacture and introduce new products and enhance existing products. ChargePoint’s research and development expenses were $102.5 million, $75.0 million, $69.5 million and $50.5 million during the nine months ended October 31, 2021, and during the fiscal years ended January 31, 2021, 2020 and 2019, respectively, and are likely to grow in the future. Further, ChargePoint’s research and development program may not produce successful results, and its new products may not achieve market acceptance, create additional revenue or become profitable.
ChargePoint may need to defend against intellectual property infringement or misappropriation claims, which may be time-consuming and expensive.
From time to time, the holders of intellectual property rights may assert their rights and urge ChargePoint to take licenses, and/or may bring suits alleging infringement, misappropriation or other violation of such rights. There can be no assurance that ChargePoint will be able to mitigate the risk of potential suits or other legal demands by competitors or other third-parties. Accordingly, ChargePoint may consider entering into licensing agreements with respect to such rights, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur, and such licenses and associated litigation could significantly increase ChargePoint’s operating expenses. In addition, if ChargePoint is determined to have or believes there is a high likelihood that it has infringed upon, misappropriated or otherwise violated a third-party’s intellectual property rights, it may be required to cease making, selling or incorporating certain key components or intellectual property into the products and services it offers, to pay substantial damages and/or royalties, to redesign its products and services, and/or to establish and maintain alternative branding. In addition, to the extent that ChargePoint’s customers and business partners become the subject of any allegation or claim regarding the infringement, misappropriation or other violation of intellectual property rights related to ChargePoint’s products and services, ChargePoint may be required to indemnify such customers and business partners. If ChargePoint were required to take one or more such actions, its business, prospects, operating results and financial condition could be materially and adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity and diversion of resources and management attention.
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

The measures ChargePoint takes to protect its technology intellectual property from unauthorized use by others may not be effective for various reasons, including the following:
•any patent applications ChargePoint submits may not result in the issuance of patents;
•the scope of issued patents may not be broad enough to protect its inventions and proprietary rights;
•any issued patents may be challenged by competitors and/or invalidated by courts or governmental authorities;
•ChargePoint may not be the first inventor of the subject matter to which it has filed a particular patent application, and it may not be the first party to file such a patent application;
•Patents have a finite term, and competitors and other third-parties may offer identical or similar products after the expiration of ChargePoint’s patents that cover such products;
•the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement impracticable;
•current and future competitors may circumvent patents or independently develop similar trade secrets or works of authorship, such as software;
•know-how and other proprietary information ChargePoint purports to hold as a trade secret may not qualify as a trade secret under applicable laws;
•ChargePoint’s employees, contractors or business partners may breach their confidentiality, non-disclosure, and non-use obligations; and
•proprietary designs and technology embodied in ChargePoint’s products may be discoverable by third-parties through means that do not constitute violations of applicable laws.
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
It is ChargePoint’s policy to enter into confidentiality and invention assignment agreements with its employees and contractors that have developed material intellectual property for ChargePoint, but these agreements may not be self-executing and may not otherwise adequately protect ChargePoint’s intellectual property, particularly with respect to conflicts of ownership relating to work product generated by employees and contractors. Furthermore, ChargePoint cannot be certain that these agreements will not be breached, and that third-parties will not gain access to its trade secrets, know-how and other proprietary technology. Third-parties may also independently develop the same or substantially similar proprietary technology. Monitoring unauthorized use of ChargePoint’s intellectual property is difficult and costly, as are the steps ChargePoint has taken or will take to prevent misappropriation.
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
Any defects or errors in product or services offerings, or the perception of such defects or errors, or other performance problems could result in any of the following, each of which could adversely affect ChargePoint’s business and results of its operations:
•expenditure of significant financial and product development resources, including recalls, in efforts to analyze, correct, eliminate or work around errors or defects;
•loss of existing or potential customers or partners;
•interruptions or delays in sales;
•delayed or lost revenue;
•delay or failure to attain market acceptance;
•delay in the development or release of new functionality or improvements;
•negative publicity and reputational harm;
•sales credits or refunds;
•exposure of confidential or proprietary information;
•diversion of development and customer service resources;

•breach of warranty claims;
•legal claims under applicable laws, rules and regulations; and
•an increase in collection cycles for accounts receivable or the expense and risk of litigation.
Although ChargePoint has contractual protections, such as warranty disclaimers and limitation of liability provisions, in many of its agreements with customers, resellers and other business partners, such protections may not be uniformly implemented in all contracts and, where implemented, may not fully or effectively protect from claims by customers, resellers, business partners or other third-parties. Any insurance coverage or indemnification obligations of suppliers may not adequately cover all such claims or cover only a portion of such claims. A successful product liability, warranty, or other similar claim could have an adverse effect on ChargePoint’s business, operating results and financial condition. In addition, even claims that ultimately are unsuccessful could result in expenditure of funds in litigation, divert management’s time and other resources and cause reputational harm.
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
In addition, ChargePoint relies on some open-source software and libraries issued under the General Public License (or similar “copyleft” licenses) for development of its products and may continue to rely on similar copyleft licenses. Third-parties may assert a copyright claim against ChargePoint regarding its use of such software or libraries, which could lead to a limitation of ChargePoint’s use of such software or libraries. Use of such software or libraries may also force ChargePoint to provide third-parties, at no cost, the source code to its proprietary software, which may decrease revenue and lessen any competitive advantage ChargePoint has due to the secrecy of its source code.
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
Additionally, the use of certain open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or controls on the origin of software. There is typically no support available for open-source software, and ChargePoint cannot ensure that the authors of such open-source software will implement or push updates to address security risks or will not abandon further development and maintenance. Many of the risks associated with the use of open-source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, have an adverse effect on ChargePoint’s business and results.
Interruptions, delays in service or inability to increase capacity, including internationally, at third-party data center facilities could impair the use or functionality of ChargePoint’s subscription services, harm its business and subject it to liability.
ChargePoint currently serves customers from third-party data center facilities operated by Amazon Web Services (“AWS”) located in the United States, Europe and Canada. In addition to AWS, some ChargePoint services are housed in third-party data centers operated by Rackspace Technology in the United States. Any outage or failure of such data centers could negatively affect ChargePoint’s product connectivity and performance. ChargePoint’s primary environments are behind the Content Delivery Network operated by Cloudflare, Inc. (“Cloudflare”), and any interruptions of Cloudflare’s services could negatively affect ChargePoint’s product connectivity and performance. Furthermore, ChargePoint depends on connectivity from its charging stations to its data centers through cellular service providers, such as Verizon. Any incident affecting a data center facility’s or a cellular service provider’s infrastructure or operations, whether caused by fire, flood, severe storm, earthquake, power loss, telecommunications failures, breach of security protocols, computer viruses and disabling devices, failure of access control mechanisms, natural disasters, war, criminal act, military actions, terrorist attacks and other similar events could negatively affect the use, functionality or availability of ChargePoint’s services.
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
ChargePoint generally recognizes subscription revenue from customers ratably over the terms of their contracts. As a result, most of the subscription revenue reported in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter will likely have only a small impact on revenue for that quarter. However, such a decline will negatively affect revenue in future quarters. In addition, the severity and duration of events may not be predictable, and their effects could extend beyond a single quarter. Accordingly, the effect of significant downturns in sales and market acceptance of subscription services, and potential changes in pricing policies or rate of renewals, may not be fully apparent until future periods.

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
In addition to the other risks described herein, the following factors could also cause ChargePoint’s financial condition and results of operations to fluctuate on a quarterly basis:
•the timing and volume of new sales;
•fluctuations in service costs, particularly due to unexpected costs of servicing and maintaining charging stations;
•the timing of new product introductions, which can initially have lower gross margins;
•the introduction of new products by competitors, changes in pricing or other factors impacting competition;
•weaker than anticipated demand for charging stations, whether due to changes in government incentives and policies or due to other conditions;
•fluctuations in sales and marketing or research and development expenses;
•supply chain interruptions and manufacturing or delivery delays;
•the timing and availability of new products relative to customers’ and investors’ expectations;
•the length of the sales and installation cycle for a particular customer;
•the impact of the COVID-19 pandemic on ChargePoint’s workforce, or those of its customers, suppliers, vendors or business partners;
•disruptions in sales, production, service or other business activities or ChargePoint’s inability to attract and retain qualified personnel; and
•unanticipated changes in federal, state, local or foreign government incentive programs, which can affect demand for EVs.
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
For example, on December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”), was signed into law making significant changes to the Code, and certain provisions of the Tax Act may adversely affect ChargePoint. In particular, sweeping changes were made to the U.S. taxation of foreign operations. Changes include, but are not limited to, a permanent reduction to the corporate income tax rate, limiting interest deductions, a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017, the elimination of carrybacks of net operating losses, adopting elements of a territorial tax system, assessing a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.-owned foreign corporations, and introducing certain anti-base erosion provisions, including a new minimum tax on global intangible low-taxed income and base erosion and anti-abuse tax. The Tax Act could be subject to potential amendments and technical corrections, and is subject to interpretations and implementing regulations by the U.S. Treasury and Internal Revenue Service (“IRS”), any of which could mitigate or increase certain adverse effects of the legislation.
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
ChargePoint performed an analysis to assess whether an “ownership change,” as defined by Section 382 of the Code, has occurred from its inception through January 31, 2021 and expects to complete this Section 382 analysis during the fiscal year ending January 31, 2022. Based on this analysis, ChargePoint has experienced “ownership changes,” limiting the utilization of the net operating loss carryforwards or research and development tax credit carryforwards under Section 382 of the Code by first multiplying the value of the ChargePoint’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then applying additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. In addition, the Merger may constitute an ownership change under Sections 382 and 383 of the Code. ChargePoint’s net operating losses or credits may also be impaired under state law. Accordingly, ChargePoint may not be able to utilize a material portion of the net operating losses or credits. The ability of ChargePoint to utilize ChargePoint’s net operating losses or credits is conditioned upon ChargePoint attaining profitability and generating U.S. federal and state taxable income. ChargePoint has incurred significant net losses since inception and will continue to incur significant losses; and therefore, ChargePoint does not know whether or when the combined carryforwards may be or may become subject to limitation by Sections 382 and 383 of the Code.
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
ChargePoint is currently an emerging growth company as defined in the U.S. legislation Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), but as of January 31, 2022, it expects to be a large accelerated filer and, as a result, will no longer be an emerging growth company as of that date. Until then, ChargePoint intends to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Investors may find the Common Stock less attractive because ChargePoint will continue to rely on these exemptions. If some investors find the Common Stock less attractive as a result, there may be a less active trading market for their Common Stock, and the stock price may be more volatile. An emerging growth company may elect to delay the adoption of new or revised accounting standards. With Switchback making this election, Section 102(b)(2) of the JOBS Act allows ChargePoint to delay adoption of new or revised accounting standards until those standards apply to non-public business entities. As a result, the financial statements contained in this Quarterly Report and those that ChargePoint will file in the future may not be comparable to companies that comply with public business entities revised accounting standards effective dates.

ChargePoint incurs significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.
ChargePoint faces increased legal, accounting, administrative and other costs and expenses as a public company that it did not incur as a private company. Sarbanes-Oxley, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Act and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements increases costs and make certain activities more time-consuming. A number of those requirements require it to carry out activities ChargePoint has not done previously. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified, such as the restatement of ChargePoint’s previously issued consolidated financial statements, and related material weakness as described in this Quarterly Report, ChargePoint may be subject to additional costs and expenses to come into compliance (see also “Risks Related to Legal Matters and Regulations—ChargePoint may face litigation and other risks as a result of the material weakness in its internal control over financial reporting and the restatement of its financial statements,” and “Financial, Tax and Accounting-Related Risks —ChargePoint has identified material weaknesses in its internal control over financial reporting. If ChargePoint is unable to remediate these material weaknesses, or if ChargePoint identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting, this may result in material misstatements of ChargePoint’s consolidated financial statements or cause ChargePoint to fail to meet its periodic reporting obligations,” for more detail). ChargePoint has incurred and could incur additional costs to rectify those or new issues, and the existence of these issues could adversely affect its reputation or investor perceptions. In addition, as a public company, ChargePoint maintains director and officer liability insurance, for which it must pay substantial premiums. The additional reporting and other obligations imposed by these rules and regulations increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. Advocacy efforts by stockholders and third-parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
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
As a public company, ChargePoint is required to provide management’s attestation on internal controls pursuant to Section 404 of Sarbanes-Oxley. The standards required for a public company under Section 404(a) of Sarbanes-Oxley are significantly more stringent than those previously required of ChargePoint as a privately-held company. When ChargePoint ceases to be an emerging growth company, it will also be subject to auditor attestation requirements of Section 404(b) of Sarbanes-Oxley and the relevant increased disclosure obligations. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements of Section 404(a) and/or Section 404(b) of Sarbanes-Oxley. If ChargePoint is not able to implement these additional requirements in a timely manner or with adequate compliance, it may not be able to assess whether its internal control over financial reporting is effective, which may subject it to adverse regulatory consequences and could harm investor confidence.
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
ChargePoint did not design and maintain an effective control environment commensurate with its financial reporting requirements. Specifically, ChargePoint did not maintain a sufficient complement of personnel with an appropriate degree of accounting knowledge, experience and training to appropriately analyze, record and disclose accounting matters commensurate with its accounting and reporting requirements. This material weakness contributed to the following additional material weaknesses:
•ChargePoint did not design and maintain formal accounting policies, procedures and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including accounting for complex features associated with warrants, segregation of duties and adequate controls related to the preparation and review of journal entries; and

•ChargePoint did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of its consolidated financial statements. Specifically, ChargePoint did not design and maintain (a) program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately and (b) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to its financial applications and data to appropriate company personnel.
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
ChargePoint has continued implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and include the following:
•hiring additional finance and accounting personnel to bolster the accounting capabilities and capacity and to establish and maintain internal control over financial reporting;
•designing and implementing controls to formalize roles and review responsibilities to align with the staff’s skills and experience and designing and implementing controls over segregation of duties;
•providing ongoing training for personnel on accounting, financial reporting and internal control over financial reporting;
•engaging an external advisor to assist with evaluating and documenting the design and operating effectiveness of internal control over financial reporting and assist with the remediation of deficiencies, as necessary;
•designing and implementing controls over the preparation and review of journal entries and account reconciliations, including controls over the segregation of duties; and
•designing and implementing IT general controls, including controls over the provisioning and monitoring of user access rights and privileges and change management processes and procedures.
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
ChargePoint relies on data collected through charging stations or its mobile application, including usage data and geolocation data. ChargePoint uses this data in connection with the research, development and analysis of its technologies. Accordingly, ChargePoint may be subject to or affected by a number of federal, state, local and international laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and security and govern its collection, storage, retention, protection, use, processing, transmission, sharing and disclosure of personal information including that of ChargePoint’s employees, customers and other third-parties with whom ChargePoint conducts business. National and local governments and agencies in the countries in which ChargePoint operates and in which its customers operate have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage, processing and disclosure of information regarding consumers and other individuals, which could impact its ability to offer services in certain jurisdictions. Laws and regulations relating to the collection, use, storage, disclosure, security and other processing of individuals’ information can vary significantly from jurisdiction to jurisdiction and are particularly stringent in Europe. The costs of compliance with, and other burdens imposed by, laws, regulations, standards and other obligations relating to privacy, data protection and information security are significant. In addition, some companies, particularly larger enterprises, often will not contract with vendors that do not meet these rigorous standards. Accordingly, the failure, or perceived inability, to comply with these laws, regulations, standards and other obligations may limit the use and adoption of ChargePoint’s solutions, reduce overall demand, lead to regulatory investigations, litigation and significant fines, penalties or liabilities for actual or alleged noncompliance, or slow the pace at which it closes sales transactions, any of which could harm its business. Moreover, if ChargePoint or any of its employees or contractors fail or are believed to fail to adhere to appropriate practices regarding customers’ data, it may damage its reputation and brand.
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
In addition to government activity, privacy advocacy groups, the technology industry and other industries have established or may establish various new, additional or different self-regulatory standards that may place additional burdens on technology companies. Customers may expect that ChargePoint will meet voluntary certifications or adhere to other standards established by them or third-parties. If ChargePoint is unable to maintain these certifications or meet these standards, it could reduce demand for its solutions and adversely affect its business.

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
ChargePoint is subject to various employment-related laws in the jurisdictions in which its employees are based. It faces risks if it fails to comply with applicable U.S. federal or state wage laws, or wage laws applicable to its employees outside of the United States. In addition, ChargePoint implemented a reduction in force and furloughed employees in 2020, and the attendant layoffs and/or furloughs could create an additional risk of claims being made on behalf of affected employees. Any violation of applicable wage laws or other labor-or employment-related laws could result in complaints by current or former employees, adverse media coverage, investigations and damages or penalties which could have a materially adverse effect on ChargePoint’s reputation, business, operating results and prospects. In addition, responding to any such proceeding may result in a significant diversion of management’s attention and resources, significant defense costs and other professional fees.
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
Further, ChargePoint currently relies on third-parties to ensure compliance with certain environmental laws, including those related to the disposal of hazardous and non-hazardous wastes. Any failure to properly handle or dispose of such wastes, regardless of whether such failure is ChargePoint’s or its contractors, may result in liability under environmental laws, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), under which liability may be imposed without regard to fault or degree of contribution for the investigation and clean-up of contaminated sites, as well as impacts to human health and damages to natural resources. Additionally, ChargePoint may not be able to secure contracts with third-parties to continue their key supply chain and disposal services for ChargePoint’s business, which may result in increased costs for compliance with environmental laws and regulations.

ChargePoint may face litigation and other risks as a result of the material weakness in its internal control over financial reporting and the restatement of its financial statements.
Following the issuance of the SEC’s Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies on April 12, 2021, the audit committee of ChargePoint’s Board of Directors (the “Board”), after considering the recommendations of management, determined that it was appropriate to restate ChargePoint’s previously filed financial statements for certain periods of non-reliance. As part of this restatement, ChargePoint identified a material weakness in its internal control over financial reporting.
As a result of such material weakness, such restatement, the change in accounting for the Public Warrants and Private Placement Warrants, and other matters raised or that may in the future be raised by the SEC, ChargePoint faces potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in its internal control over financial reporting and the preparation of its financial statements. As of the date of this Quarterly Report, ChargePoint has no knowledge of any such litigation or dispute. However, ChargePoint can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on its business, results of operations and financial condition.
Risks Related to Ownership of ChargePoint’s Securities
Concentration of ownership among ChargePoint’s existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.
As of October 1, 2021, ChargePoint’s directors, executive officers and their affiliates in the aggregate beneficially own approximately 27.3% of the outstanding Common Stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of the certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
ChargePoint has never paid cash dividends on its capital stock and does not anticipate paying dividends in the foreseeable future.
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
The trading price of ChargePoint’s Common Stock will be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond ChargePoint’s control. These factors include:
•actual or anticipated fluctuations in operating results;
•failure to meet or exceed financial estimates and projections of the investment community or that ChargePoint provides to the public;
•issuance of new or updated research or reports by securities analysts or changed recommendations for the industry in general;
•announcements of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•changes in competitive factors;
•operating and share price performance of other companies in the industry or related markets;
•sales of shares of ChargePoint’s Common Stock into the market pursuant to the exercise of registration rights described elsewhere in this Quarterly Report;

•the timing and magnitude of investments in the growth of the business;
•actual or anticipated changes in laws and regulations;
•additions or departures of key management or other personnel;
•increased labor costs;
•disputes or other developments related to intellectual property or other proprietary rights, including litigation;
•the ability to market new and enhanced solutions on a timely basis;
•sales of substantial amounts of the Common Stock by the members of the Board, executive officers or significant stockholders or the perception that such sales could occur;
•changes in capital structure, including future issuances of securities or the incurrence of debt; and
•general economic, political and market conditions.
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
The coverage of ChargePoint’s business or its securities by securities or industry analysts or the absence thereof could adversely affect the trading price and volume of ChargePoint’s Common Stock and other securities.
The trading market for ChargePoint’s securities is influenced in part by the research and other reports that industry or securities analysts publish about ChargePoint or its business or industry from time to time. ChargePoint does not control these analysts or the content and opinions included in their reports. As a former shell company, ChargePoint may be slow to attract or retain equity research coverage, and the analysts who publish information about ChargePoint’s securities will have had relatively little experience with ChargePoint, which could affect their ability to accurately forecast ChargePoint’s results and make it more likely that ChargePoint fails to meet their estimates. If no or few analysts commence or continue equity research coverage of ChargePoint, the trading price and volume of ChargePoint’s securities would likely be negatively impacted. If analysts do cover ChargePoint and one or more of them downgrade its securities, or if they issue other unfavorable commentary about ChargePoint or its industry or inaccurate research, the trading price of ChargePoint’s Common Stock and other securities would likely decline. Furthermore, if one or more of these analysts cease coverage or fail to regularly publish reports on ChargePoint, it could lose visibility in the financial markets. Any of the foregoing would likely cause the trading price and volume of ChargePoint’s Common Stock and other securities to decline.
Anti-takeover provisions contained in ChargePoint’s governing documents and applicable laws could impair a takeover attempt.
ChargePoint’s Second Amended and Restated Certificate of Incorporation (the “Second A&R Charter”) and Amended and Restated Bylaws (the “Second A&R Bylaws”) afford certain rights and powers to the Board that could contribute to the delay or prevention of an acquisition that it deems undesirable. ChargePoint is also subject to Section 203 of the DGCL and other provisions of Delaware law that limit the ability of stockholders in certain situations to effect certain mergers. Any of the foregoing provisions and terms that has the effect of delaying or deterring a change in control could limit the opportunity for stockholders to receive a premium for their shares of their Common Stock and could also affect the price that some investors are willing to pay for the Common Stock. ChargePoint’s Second A&R Charter provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit stockholders’ ability to obtain a more favorable judicial forum for disputes with ChargePoint or its directors, officers, employees or stockholders.
The Second A&R Charter requires, to the fullest extent permitted by law, that derivative actions brought on behalf of ChargePoint, actions against current or former directors, officers, stockholders or, subject to certain exceptions, employees for breach of fiduciary duty and certain other actions may be brought in the Court of Chancery in the State of Delaware or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of capital stock of ChargePoint shall be deemed to have notice of and consented to the forum provisions in the certificate of incorporation. In addition, the Second A&R Charter and Second A&R Bylaws provide that, unless ChargePoint consents in writing to another forum, the federal district courts of the United States shall, to the fullest extent of the law, be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act or the Exchange Act.
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
This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with ChargePoint or any of its directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in the Second A&R Charter to be inapplicable or unenforceable in an action, ChargePoint may incur additional costs associated with resolving such action in other jurisdictions, which could harm its business, operating results and financial condition.
Sales, or the perception of future sales, of a substantial number of shares of Common Stock by ChargePoint’s existing stockholders could cause the price of the Common Stock to decline.
Sales of a substantial number of shares of ChargePoint’s Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of ChargePoint’s Common Stock. For instance, in connection with the closing of the Merger, ChargePoint and the holders of registration rights in Switchback and Legacy ChargePoint entered into an amended and restated Registration Rights Agreement (the “A&R Registration Rights Agreement” and such holders the “Registration Rights Holders”). In certain circumstances, the Registration Rights Holders can demand certain underwritten offerings and will be entitled to customary piggyback registration rights. Also, in connection with the consummation of the acquisition of has•to•be gmbh, ChargePoint entered into a registration rights agreement with the former shareholders of HTB providing for the filing of a resale registration statement as more completely described below.
ChargePoint has in the past, and may in the future, file registration statements as a result of such registration rights. For example, on July 12, 2021, ChargePoint filed a resale registration statement on Form S-1 (No. 333-257855) that relates to the offer and sale from time to time by the selling security holders named in that prospectus of up to 12,000,000 shares of ChargePoint’s Common Stock (the “Secondary Offering”). ChargePoint’s directors, executive officers and certain stockholders entered into lock-up agreements with the representatives of the several underwriters, in connection with the Secondary Offering, which expired on September 28, 2021. Further, on October 14, 2021, ChargePoint filed a resale registration statement on Form S-1 (No. 333-260247) that was declared effective by the SEC that relates to the offer and sale from time to time by the selling security holders named in that prospectus of up to 5,695,176 shares of ChargePoint’s Common Stock in connection with the consummation of ChargePoint’s acquisition of has•to•be gmbh.
As of July 9, 2021, 224,656,707 shares of ChargePoint’s Common Stock or 69.9% of all outstanding shares of its Common Stock were prohibited or otherwise restricted from being sold in the public market under securities laws or lock-up agreements entered into in connection with the Merger or the Secondary Offering. As of October 31, 2021, the lock-up restrictions applicable to the Merger and Secondary Offering had lapsed and no shares of ChargePoint’s Common Stock were prohibited or otherwise restricted from being sold in the public market under lock-up agreements. Shares issued upon the exercise of stock options outstanding under ChargePoint’s equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff, a registration statement on Form S-8 and Rule 144 and Rule 701 under the Securities Act.
Warrants are exercisable for ChargePoint’s Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to ChargePoint’s stockholders.
As of October 31, 2021, the Private Placement Warrants were exercisable for 2,172,226 shares of Common Stock at a weighted average exercise price of $11.50 per share and the Legacy Warrants were exercisable for 35,584,603 shares of Common Stock at a weighted-average exercise price of $7.19 per share. Any shares of ChargePoint’s Common Stock issued upon exercise of the Private Placement Warrants and the Legacy Warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of ChargePoint’s Common Stock.

The Private Placement Warrants are accounted for as a warrant liability and recorded at fair value with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of ChargePoint’s Common Stock.
Under U.S. GAAP, ChargePoint is required to evaluate the Private Placement Warrants to determine whether they should be accounted for as a warrant liability or as equity. ChargePoint has concluded that the Private Placement Warrants contain provisions requiring liability classification as of October 31, 2021. Therefore, ChargePoint is accounting for the Private Warrants as a warrant liability at fair value upon issuance. ChargePoint records any subsequent changes in fair value as of the end of each reporting period. The impact of changes in fair value on earnings may have an adverse effect on its results of operations based on factors that are outside of its control.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
Acquisition of has•to•be gmbh
On October 6, 2021, ChargePoint and its wholly owned subsidiary ChargePoint European Holdings B.V. (“ChargePoint Europe”) completed its acquisition of HTB (the “Closing”) and paid to the former stockholders of HTB an aggregate of 5,695,176 shares of Common Stock (the “Shares”) as a portion of the purchase price, of which 885,692 Shares are subject to escrow to secure potential future indemnification claims. The Shares were issued pursuant to an exemption from registration under Section 4(a)(2) and or Regulation S of the Securities Act because such issuance did not involve a public offering and were issued to offshore investors.
Recent Sales of Unregistered Securities
During the three months ended October 31, 2021, ChargePoint issued an aggregate of 235,963 shares of Common Stock pursuant to the exercise of options by a former director under the Legacy ChargePoint’s 2017 Stock Plan with aggregate proceeds to ChargePoint of $198,209. ChargePoint deems this issuance to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701, or in reliance on Section 4(a)(2), as a transaction by an issuer not involving a public offering.
Issuer Purchases of Equity Securities
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a)Exhibits:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
____________

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 15, 2021

CHARGEPOINT HOLDINGS, INC.

	By:	/s/ Rex S. Jackson
	Name:	Rex S. Jackson
	Title:	Chief Financial Officer and Principal Financial Officer