Form 10-K
period 2022-01-31
ChargePoint Holdings, Inc.
filed 2022-04-04
CIK 1777393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-39004
___________________________________
ChargePoint Holdings, Inc.
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	84-1747686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 East Hacienda Avenue Campbell, CA	95008
(Address of Principal Executive Offices)	(Zip Code)
(408) 841-4500
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	CHPT	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act:

Common Shares
(Title of class)
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on July 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of $23.65 for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $3.1 billion. Shares of common stock beneficially owned by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 335,940,082 shares of common stock as of March 28, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2022 annual meeting of shareholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K (this “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of present or historical fact included in this Annual Report, regarding the future financial performance of ChargePoint Holdings, Inc. (“ChargePoint” or the “Company”), as well as ChargePoint’s strategy, future operations, future operating results, financial position, expectations regarding revenue, losses, and costs, margins, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project” or the negative of such terms and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These statements are based on various assumptions, whether or not identified herein, and on the current expectations of ChargePoint’s management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of, fact or probability. Actual events and circumstances are difficult or impossible to predict and may differ from assumptions, and such differences may be material. Many actual events and circumstances are beyond the control of ChargePoint. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about ChargePoint that may cause the actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. If any of these risks materialize or ChargePoint’s assumptions prove incorrect, actual results could differ materially from the results implied by these forward-looking statements. There may be additional risks that ChargePoint does not presently know or that ChargePoint currently believes are immaterial that could also cause actual results to differ from those contained in the forward-looking statements. In addition, forward-looking statements reflect ChargePoint’s expectations, plans or forecasts of future events and views as of the date hereof. ChargePoint anticipates that subsequent events and developments will cause ChargePoint’s assessments to change. These forward-looking statements should not be relied upon as representing ChargePoint’s assessments as of any date subsequent to the date hereof. Accordingly, undue reliance should not be placed upon the forward-looking statements. ChargePoint cautions you that these forward-looking statements are subject to numerous risk and uncertainties, most of which are all difficult to predict and many of which are beyond the control of ChargePoint.
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
•supply chain disruptions and expense increases, including those contributed by the ongoing COVID-19-pandemic and conflict between the Ukraine and Russia;
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

•the possibility that ChargePoint may be adversely affected by other economic, business or competitive factors; and
•any further changes to ChargePoint’s financial statements that may be required due to SEC comments to this Annual Report, or further guidance regarding the accounting treatment of the Public Warrants and the Private Placement Warrants (each as defined below), and the quantitative effects of the restatement of Switchback Energy Acquisition Corporation’s (“Switchback”) consolidated historical financial statements.
The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other risk factors included herein. Forward-looking statements reflect current views about ChargePoint’s plans, strategies and prospects, which are based on information available as of the date of this Annual Report. Except to the extent required by applicable law, ChargePoint undertakes no obligation (and expressly disclaims any such obligation) to update or revise the forward-looking statements whether as a result of new information, future events or otherwise.

PART I
Item 1. Business.
ChargePoint Holdings, Inc. (“ChargePoint”) is a leading electric vehicle (“EV”) charging technology solutions provider, and is creating a new fueling network to move people and goods on electricity.
ChargePoint is driving the shift to electric mobility by providing networked charging solutions in North America and Europe for all segments: commercial (e.g., retail, workplace, parking, recreation, education and highway fast charge), fleet (e.g., delivery, logistics, motor pool, transit and shared mobility) and residential (e.g., homes, apartments and condominiums). As of January 31, 2022, ChargePoint has activated approximately 174,000 ports on its network, including approximately 11,500 DC ports, excluding single family home ports. ChargePoint’s roaming integrations enable EV drivers to access more than 300,000 additional ports in North America and Europe through ChargePoint’s mobile and in-dash applications.
ChargePoint believes its business model is distinct in the EV charging industry. ChargePoint is a technology provider that sells networked charging hardware, cloud-based software services (“Cloud” or “Cloud Services”) and extended parts and labor warranty solutions (“Assure”) to customers to enable electrification. ChargePoint does not sell networked charging hardware without its software. In addition, ChargePoint rarely owns EV charging assets nor does it try to profit from electricity or driver charging fees. Accordingly, ChargePoint believes its operating model allows it to scale active network ports more cost efficiently as compared to other models in the EV industry, where the charging station provider owns and operates the unit, and it gives the site owner or operator full control over branding, access, pricing and policies in an effort to ensure a positive driver experience.
ChargePoint’s networked charging solutions can charge most types of EVs—cars, trucks, delivery vehicles, buses, yard tractors and 18-wheelers—regardless of manufacturer. ChargePoint believes it will benefit directly and proportionately from the broad electrification trend because it does not need to identify which vehicles will come first or which segments or manufacturers will be successful. For example, as an early entrant in the EV charging industry, ChargePoint has seen a correlation between new passenger EV sales in North America and its charging port growth in North America, which gives ChargePoint confidence in its growth prospects going forward as its verticals and geographic markets continue to go electric.

By calendar year 2021, most major manufacturers of passenger cars, trucks of all sizes, buses and industrial vehicles have committed to electrification, and governments have made it clear from both policy and funding perspectives that the future of transportation is electric. For example, passenger EV sales are expected to increase from 2.7% of new vehicles sold in 2019 to 43.2% in 2030 in the United States and Europe according to the Bloomberg New Energy Finance Electric Vehicle Outlook (the “BNEF Report”). Additional factors propelling this shift to electrification include existing and proposed fossil fuel bans or restrictions, transit electrification mandates and utility incentive programs. With these trends, the BNEF Report projects that the cumulative EV charging infrastructure investment in North America and Europe is expected to be approximately $121 billion by 2030 and increase to approximately $307 billion by 2040.
ChargePoint is focused on supporting a sustainable future. Since 2007, ChargePoint has powered approximately 3.6 billion electric miles driven, avoiding approximately 145 million gallons of gasoline and over 600,000 metric tons of greenhouse gas emissions as of January 31, 2022. ChargePoint estimates the avoided amount of greenhouse gas emissions equates to planting approximately 14 million tree seedlings, capturing carbon from 1,000,000 acres of U.S. forests and recycling 36 million bags of waste, according to the United States Environmental Protection Agency’s Greenhouse Gas Equivalencies.

The ChargePoint Model for EV Fueling

Because vehicles spend most of their time parked and electricity is pervasively and safely distributed, fueling can shift to a model where vehicles charge where they are parked and while their drivers—individual or fleet—are doing something else. Locations where vehicles are parked will offer fueling with charging speeds matched to the natural parking duration, or dwell time, of vehicles at the site. Matching charging speeds to dwell time is a critical component in charging station site design and solution selection.
Accordingly, with application-specific exceptions such as occasional drives beyond a passenger vehicle’s battery range or the need to support centralized fleet depots, ChargePoint believes EV charging will be primarily a top-up model and that fueling will transition from an inconvenient, dedicated stop at a destination to convenient charging mapped to the dwell time of the vehicle, whether passenger or fleet. For example, ChargePoint believes that passenger EV drivers will typically charge overnight at home or during the day at work, top-up with Level 2 alternating current (“AC”) charging while parked at a shopping center for a few hours, and access Level 3 direct current (“DC”) charging for occasional road trips. ChargePoint also believes that fleet vehicles will typically charge overnight, but with infrastructure mapped to vehicle types, dwell time and route lengths. To meet these needs in an integrated way, ChargePoint offers a platform of products, Cloud subscriptions, Assure warranty coverage and professional services enabling turn-key development of charging at most locations and applications.
ChargePoint is tackling the growing addressable electric vehicle charging market one parking lot at a time. ChargePoint’s business model (a) encourages businesses and fleets to invest in charging infrastructure, in essence “crowdsourcing” the buildout of EV charging infrastructure, (b) is designed to deliver consistent revenue aligned closely to EV sales growth, and (c) provides a quality experience for businesses and drivers that yields significant network effects. ChargePoint sells networked charging hardware and recurring Cloud subscriptions and services primarily to commercial, fleet and residential customers. With few exceptions, ChargePoint does not own charging sites or stations, monetize the sale of energy to support asset ownership returns, or monetize driver access to stations. In other words, ChargePoint does not depend on utilization rates and site selection, and provides the site owner, or host, full control over branding, access, pricing and policies. As a result, ChargePoint believes it has a differentiated business model versus others who deny hosts the right to control the charging experience with their customers and employees and offer minimal or no network effects. And because customers own the charging infrastructure or can partner with a third-party owner-operator, ChargePoint can focus its capital on product development, customer acquisition and public policy to drive innovation, competition and customer choice in the market.
ChargePoint continues to optimize its operating model, combining comprehensive, high quality networked charging hardware and Cloud subscriptions with turn-key support and Assure warranty services. ChargePoint believes this approach is unique in the industry, creates significant network effects and, when combined with ChargePoint’s first mover advantage, provides the potential for recurring revenue. ChargePoint’s user experience is designed to generate high driver satisfaction and awareness and to keep site hosts engaged and loyal. This creates a virtuous cycle of brand awareness, recurring Cloud revenue and meaningful charging footprint growth with existing customers, all supported by mass market EV adoption.
The Portfolio
ChargePoint primarily generates revenue through the sale of networked charging hardware, combined with its Cloud Services billed as a subscription, and available through each charging port. ChargePoint also provides an extended parts and labor warranty, Assure, as an annual subscription. ChargePoint offers both an upfront sale of the charging stations with separate payment for Cloud Services and Assure, or ChargePoint as a Service, referred to as CPaaS, in which charging station hardware, Cloud Services and Assure are bundled into an annual subscription.
•Hardware Portfolio Powered by Cloud Services. ChargePoint believes it offers among the industry’s leading hardware for Level 2 AC and Level 3 DC charging, and does not sell these solutions without a Cloud Services subscription. ChargePoint’s solutions deliver differentiated features and high efficiency in power and footprint, with a modular and scalable architecture created for high availability, easy expansion and efficient serviceability. ChargePoint thoroughly tests its products, including interoperability checks for different types of EVs, for a range of functional, climate and environmental conditions and for high, long-term reliability. ChargePoint’s stations are available with customizable video and signage options for customers who want to promote their brand.
•Advanced Cloud Services to Scale Charging Infrastructure. ChargePoint’s network, sold as a Cloud Services subscription, enables commercial and fleet customers to manage charging in their parking lots and depots. Features are tuned for a variety of settings. Retailers can optimize charging station locations and pricing for foot traffic and loyalty, employers can make fueling an efficient benefit to attract talent, parking operators can vary pricing to reflect market conditions, and fleet operators can manage use cases from having drivers take their own vehicles home every day to high-power, high-complexity centralized fleet depots. Cloud Services capabilities include the functionality below.
▪Station and site host management: making charging accessible to the public or select users, simplifying management of multiple charging sites and their parking policies, enabling sub-hosts, delivery of analytics, utilization reporting, remote diagnosis and updates with the latest software features.
▪Host pricing and payment remittance capabilities: enabling site hosts or station owners to set pricing, including support for pricing scenarios (e.g., by driver group, time of day, idle status, energy dispensed, by session). Remittance is possible to one or many accounts.
▪Energy management: enabling stations to share circuits, oversubscribing electrical panels to add more ports beyond the peak electrical capacity, and supporting the creation of advanced groups and rules which enable energy use policies. Energy management can be integrated with support for building load management and integration with utility load management programs.
▪Driver management tools: enabling convenience features including specific user access via the ChargePoint connections system, the creation of driver groups to support a site host policy and the waitlist feature for drivers to reserve a place in line, among other features.
▪Integration with route planning systems for fleets: enabling on-budget deadline scheduling in accordance with energy rate structures and on-site energy storage. On-site and on-route charging are supported and fueling payment is facilitated by integration with leading fuel cards.

ChargePoint believes that as EV penetration rises, so does the importance of Cloud Services to help manage charging complexity. Some examples include:
•The ability for commercial customers to adjust the rate at which vehicles charge to match the natural parking duration at the site and to avoid peak or demand charges.

•Charging infrastructure made available to the public during the day can be reserved for private fleets at night. Fleet software integrations also offer load control, charging scheduling and alerts to reduce cost and improve reliability. The software is designed to integrate with fuel management systems, fleet operations software and vehicle telematics to enable seamless integration into fleet processes.
•Ecosystem integrations enable drivers to access charging functionality via in-vehicle infotainment systems, consumer mobile applications, payment systems, mapping tools, home automation assistants, fleet fuel cards, wearables and residential utility programs.
All ChargePoint commercial ports are integrated into one network available to drivers who can use the ChargePoint mobile application to find charging locations, check availability, start sessions, pay for charging, use their ChargePoint account to roam across networks, access preferential pricing and loyalty offers and track the estimated avoidance of CO2 emissions in comparison to the use of liquid fuel.
•Parts and Labor Warranty Subscriptions and Customer Support Foster Loyalty. ChargePoint offers the Assure warranty services which include proactive monitoring, fast response times, parts and labor warranty, expert advice and robust reporting. ChargePoint also provides phone support in multiple languages to both site hosts and drivers. Rising EV adoption creates more awareness and utilization. ChargePoint believes the quality of the ChargePoint experience generates driver satisfaction and therefore encourages customers to purchase additional networked chargers and Cloud Services, creating a virtuous cycle of growth from customers expanding their charging capacity.
Go to Market Strategy

ChargePoint sells networked charging solutions in North America and Europe, and as of January 31, 2022, its customers base include 76% of the 2021 Fortune 50 list of companies. It is focused on three key verticals: commercial, fleet and residential.
•Commercial: Commercial businesses already own or lease parking and many wish to electrify. These include retail centers, offices, medical complexes, schools, airports, convenience stores, recreation centers and fast fueling sites, among others. ChargePoint believes commercial businesses view charging as essential and invest to attract tenants, employees, customers and visitors, generate direct and indirect income, and achieve sustainability goals. ChargePoint believes commercial businesses choose ChargePoint based on solution completeness (they are not responsible for being the integrator or support agent for drivers) and the quality that comes from designing hardware, software and services together. These customers benefit from drivers that are typically familiar with ChargePoint’s products and services, including access to a free, top-rated application, around-the-clock support, and integration to popular mapping platforms, payment systems and wearables. Brand awareness, education and demand marketing programs generate sales opportunities. ChargePoint accesses the commercial market via its direct sales force (inside and field teams) and by channel partners.
•Fleet: Fleet customers are organizations that operate vehicle fleets in delivery/logistics, sales/service/motor pool shared transit and ride-sharing service operators. ChargePoint believes these customers choose to electrify their fleets for economic reasons, as the comparative total cost of ownership compellingly favors electrification. EV charging solutions can help them design and fuel operations, manage operating costs and achieve sustainability goals. ChargePoint provides a flexible architecture of networked charging stations, Cloud Services subscriptions, professional services, support, monitoring and parts and labor warranties needed to support all use cases, from single vehicle take-home fleets to full-scale electrified depots. ChargePoint accesses the fleet market via its direct sales force and a curated set of channel partners.
•Residential: ChargePoint offers residential EV charging solutions for drivers in single-family residences who want the convenience of fueling at home with the ability to optimize energy costs and full integration with the same mobile application they use for charging away from home. Residential charging solutions include the capability to manage grid load in conjunction with utility programs and EV fueling rate programs. ChargePoint accesses single-family residential opportunities through direct marketing to the consumer using proprietary and third-party e-commerce platforms. For apartments and condominium settings, ChargePoint offers landlords and owner associations the ability to offer charging billed directly to the tenant. ChargePoint also offers customer support around-the-clock and in multiple languages. ChargePoint accesses this residential aspect via marketing and direct and channel partners.
Because ChargePoint rarely owns and operates charging infrastructure, it is able to allocate capital strategically towards ChargePoint’s initiatives in research and development, marketing and sales and public policy.
•Research and Development. With a singular focus on EV charging, ChargePoint offers a complete set of networked charging solutions for most EV charging use cases in North America and Europe.
•Go to Market. ChargePoint has built a strong marketing and sales engine in North America and Europe, with an established sales channel, digital marketing capability and substantial direct sales. ChargePoint has focused on category awareness, consistent branding and customer acquisition. ChargePoint also has nationwide and local partners who sell, install and maintain ChargePoint solutions.
•Public Policy. ChargePoint has also supported early and sustained investments in policy and utility relationships. ChargePoint advocates for policies that advance electric mobility and ensure a healthy industry with a focus on competition, innovation and customer choice, including:
▪Support for vehicle policy and climate action, such as zero emission vehicle requirements, fossil fuel bans and transit electrification directives;
▪Partnership with North America’s leading utilities to scale the new electric fueling network, including enabling the resale of electricity, securing fast charging-friendly tariffs, protecting site host choice, developing make-ready programs, creating rebate programs and informing utility commission decisions and legislation; and
▪Reduction in barriers to infrastructure deployment including construction costs, permitting, building codes and right to charge policies for renters and tenants.
Competition
ChargePoint believes it has one of the most comprehensive technology platforms for the EV charging industry, offering networked charging systems of multiple charging speeds to compliment the natural dwell time of the vehicle, the ability to charge vehicles of any make in any application, including fleet, commercial and residential, high-power efficiency and energy management, high reliability and easy serviceability, and flexible Cloud Services management capabilities. ChargePoint does not sell charging system hardware without its software, and rarely owns and operates networked charging system assets. Accordingly, ChargePoint believes it does not compete directly with other charging station owner and operators, rather it seeks to help customers avoid the burden of becoming their own integrator, and sees asset owners as potential customers, not direct competitors.
ChargePoint believes the principal competitive factors in the EV charging industry include: efficient capital deployment; multiple product lines for application specific deployment and diverse revenue opportunities; product flexibility to charge virtually all EV makes and models; cloud-based networked charging systems providing platform reliability, system management and scalability; and high levels of customer satisfaction and a compelling driver user experience. The EV market is still in its early stages of development and requires significant capital expenditures, broad engagement across the fleet, commercial and residential verticals, successful driver engagement, and being everywhere drivers are to gain market share.
ChargePoint believes the primary differentiators on which it competes include:
•variety and quality of networked charging system product offerings;
•product performance;
•Cloud Services functionality for its network;
•ease of use;
•brand awareness;
•quality of support;
•size and scale of its networked charging system; and
•scale of operations.
ChargePoint believes it competes favorably with respect to each of these factors.
North America
ChargePoint believes it leads the North America market in the sale of commercial Level 2 AC chargers. ChargePoint also has a strong market position in Level 1 AC chargers for use at home or multifamily settings and high-power Level 3 DC chargers for urban fast charging, corridor or long-trip charging and fleet applications. Because ChargePoint’s primary business model does not include owning and operating networked charging stations, ChargePoint believes its primary competitors include other OEMs, manufacturers and providers of EV charging station solutions, such as Blink Charging Co., and SemaConnect, Inc. in Level 2 AC charger; Wallbox N.V and Blink Charging Co. in Level 1 AC chargers; and ABB Ltd. and Tritium DCFC in Level 3 DC chargers.
Europe
In Europe, ChargePoint primarily competes with smaller providers of EV charging solutions. The market in Europe is highly fragmented in terms of both providers and solutions, with many companies providing hardware only or software only, and few providing both. To succeed in a large, early-stage market such as Europe, providers must invest in early engagement across verticals and customers to gain market share, and in ongoing efforts to scale channels, installers, teams and processes. ChargePoint believes its portfolio breadth and range of Cloud solutions position it well to succeed broadly in Europe, and thus has invested, and will continue to invest, heavily in its strategy to establish a successful pan-European presence that maps to major pan-European customers and provides a seamless experience for drivers as they travel.
Growth Strategies
ChargePoint estimates it had approximately a 70% market share in publicly available networked Level 2 AC charging in North America as of January 31, 2022. ChargePoint began European operations in late 2017 and currently operates in 16 European countries. It expects significant market opportunities for fleet solutions as fleet EVs begin to arrive in more meaningful volume. ChargePoint believes the breadth and quality of its networked EV charging solutions, market share and driver awareness typically lead to customer loyalty, whereby customers typically choose to expand their charging footprint with ChargePoint as EV penetration rises and/or charging utilization at their location increases. Over the years, ChargePoint’s customers have typically renewed their Cloud Services subscriptions and have expanded the number of charging ports they purchase from ChargePoint. Growth is also supported by comprehensive ecosystem integrations ChargePoint has enabled that keep the ChargePoint brand top of mind with drivers, including in-vehicle infotainment systems, consumer mobile applications, payment systems, mapping tools, home automation assistants, fleet fuel cards, wearables and residential utility programs.
ChargePoint’s growth strategies to continue to scale networked EV charging are as follows:
•Accelerate new product offerings. ChargePoint intends to maintain its leadership position with continued efficient investment in the development of charging station technologies and Cloud solutions. In addition, ChargePoint intends to expand its product offerings beyond its historical model of a site host or customer owning and operating charging as a capital expenditure. ChargePoint intends to enter into a partnerships and similar strategic relationships with third-party owners and operators of charging stations and alternative energy infrastructure providers to provide customers a financed charging solution that enables customers to pay for charging infrastructure as an operational expense, and a turnkey charging solution that enables customers offering public charging to host a station at zero cost to them.
•Invest incrementally in marketing and sales. In both North America and Europe, ChargePoint intends to continue attracting new customers and pursuing a “land-and-expand” model which encourages existing customers to increase their charging footprint with ChargePoint over time as EV penetration increases.

Manufacturing, Logistics and Fulfillment
ChargePoint designs its products in-house and outsources production to contract manufacturers based in the United States, Mexico and Europe. The majority of its hardware products are manufactured in Mexico. Components are sourced from a number of global suppliers, with concentrations in the United States and Asia. ChargePoint deploys a global supply chain management team that works proactively with piece part and final assembly supply partners. That supply management team readies factories for new products, puts in place and monitors quality control points, plans ongoing production, issues purchase orders and coordinates deliveries to distribution hubs that ChargePoint manages in North America and Europe.
ChargePoint works with third-party fulfillment partners that deliver its products from multiple locations, which it believes allows it to reduce order fulfillment time and shipping costs.
Seasonality
Almost all of ChargePoint’s charging stations are installed and utilized outdoors and ChargePoint operates and conducts its sales primarily in the Northern Hemisphere. Seasonal changes and other weather-related conditions can affect the sales volumes and installation rates of ChargePoint’s products, primarily due to the impact of winter weather on construction timelines and delays. Therefore, the financial results for any quarter do not necessarily indicate the results expected for the fiscal year. Normally, the highest sales and earnings are in ChargePoint’s fourth quarter and the lowest are in its first quarter, commencing in February annually.
Government Regulation and Incentives
State, regional and local regulations for installation of EV charging stations vary from jurisdiction to jurisdiction and may include permitting requirements, inspection requirements, licensing of contractors and certifications as examples. Compliance with such regulation(s) may cause installation delays.
OSHA
ChargePoint is subject to the Occupational Safety and Health Act of 1970, as amended (“OSHA”). OSHA establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by OSHA and various record keeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards, safety in excavation and demolition work and the handling of asbestos, may apply to ChargePoint’s operations. ChargePoint is in full compliance with OSHA regulations.

Metrology

ChargePoint products are subject to regulations and certification requirements governing accuracy and other characteristics of embedded metrology for dispensing of electricity through charging stations. ChargePoint has received certification for some products in the European Union under the Measurement Instrument Directive (MID), in the United Kingdom under the Measurement Instrument Regulation (MIR), and in California under the California Type Evaluation Program (CTEP), as regulated by the Department of Food and Agriculture Division of Measurement Standards. ChargePoint is in the process of seeking additional certifications on products in Germany and in the United States. Field testing to validate meter accuracy may also be carried out by various government entities responsible for ensuring the accuracy of transactions based on measured quantities, similar to the way gasoline pumps or grocery store scales are audited.
Privacy and Data Security Laws

ChargePoint is currently subject, and/or may in the future be subject, to numerous privacy and data security laws. For example, some U.S. states, members of the European Economic Area, the United Kingdom, Mexico, China, and many other jurisdictions in which ChargePoint operates has adopted some form of privacy and data security laws and regulations which impose significant compliance obligations.

The European Union’s General Data Protection Regulation (“GDPR”), which is wide-ranging in scope, imposes several requirements relating to a variety of matters, including the control over personal data by individuals to whom the personal data relates, the information provided to the individuals, the documentation ChargePoint must maintain, the security and confidentiality of the personal data, data breach notification, and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data outside of the European Union (“EU”), provides an enforcement authority and authorizes the imposition of large penalties for noncompliance, including the potential for significant fines. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between ChargePoint and its subsidiaries, including employee information. The GDPR has increased ChargePoint’s responsibility and potential liability in relation to all types of personal data that ChargePoint processes and ChargePoint may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase its cost of doing business, and despite ChargePoint’s ongoing efforts to bring its practices into compliance with the GDPR, it may not be successful.

Additionally, ChargePoint is governed by a California state privacy law called the California Consumer Privacy Act of 2018 (“CCPA”), which contains requirements similar to GDPR for the handling of personal information of California residents. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered companies to provide new disclosures to California consumers (as that word is broadly defined in the CCPA), and new ways for such consumers to opt-out of certain sales of personal information, and to allow for a new cause of action for data breaches. Further, California voters approved a new privacy law, the California Privacy Rights Act (“CPRA”) in November, 2020. Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding the consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”), which becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act (“CPA”) which takes effect on July 1, 2023. The CPA and CDPA are similar to the CCPA and CPRA, but aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty.

The GDPR, CCPA, CPRA, CPA and CDPA exemplify the vulnerability of ChargePoint’s business to the evolving regulatory environment related to personal data. Other states in the United States may pass or are considering privacy laws, and additional countries have in recent years implemented new privacy laws. ChargePoint’s compliance costs and potential liability may increase as the result of additional national and international regulatory requirements related to data privacy and data security.
NEMA
The National Electrical Manufacturers Association (“NEMA”) is the association of electrical equipment and medical imaging manufacturers. NEMA provides a forum for the development of technical standards that are in the best interests of the industry and users, advocacy of industry policies on legislative and regulatory matters, and collection, analysis, and dissemination of industry data. All of ChargePoint’s products comply with the NEMA standards that are applicable to such products.
CAFE Standards
The regulations mandated by the Corporate Average Fuel Economy (“CAFE”) standards set the average new vehicle fuel economy, as weighted by sales, that a manufacturer’s fleet must achieve. Although ChargePoint is not a car manufacturer and are thus not directly subject to the CAFE standards, ChargePoint believes such standards may have a material effect on its business. The Energy Independence and Security Act of 2007 raised the fuel economy standards of America’s cars, light trucks and sport utility vehicles to a combined average of at least 35 miles per gallon by 2020—a 10 miles per gallon increase over 2007 levels—and required standards to be met at maximum feasible levels through 2030. Building on the success of the first phase of the National Program, the second phase of fuel economy and global warming pollution standards for light duty vehicles covers model years 2017–2025. These standards were finalized by the U.S. Environmental Protection Agency (“EPA”) and NHTSA in August 2012. These standards would have required a reduction in average carbon dioxide emissions of new passenger cars and light trucks to 163 grams per mile (g/mi) in model year 2025. Manufacturers may choose to comply with these standards by manufacturing more EVs which would mean that more charging stations of the type ChargePoint manufactures will be needed.
However, in April 2020, EPA and NHTSA finalized the Safer Affordable Fuel-Efficient Vehicles Rule, which reformulated the required reductions, establishing average carbon dioxide emissions of new passenger cars and light trucks of 240 g/mi in model year 2026. Several states and groups have announced intentions to sue the U.S. government over this reformulation, so the final CAFE standards cannot currently be predicted with any certainty. However, to the extent fuel-efficiency standards are decreased, this may result in less demand for EVs and, in turn, charging stations of the type ChargePoint manufactures.
Waste Handling and Disposal
ChargePoint is subject to laws and regulations regarding the handling and disposal of hazardous substances and solid wastes, including electronic wastes and batteries. These laws generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous waste, and may impose strict, joint and several liability for the investigation and remediation of areas where hazardous substances may have been released or disposed. For instance, CERCLA, also known as the Superfund law, in the United States and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include current and prior owners or operators of the site where the release occurred as well as companies that disposed or arranged for the disposal of hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third-parties to act in response to threats to the public health or the environmental and to seek to recover from the responsible classes of persons the costs they incur. ChargePoint may handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.
ChargePoint also generates solid wastes, which may include hazardous wastes that are subject to the requirements of the Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. Certain components of ChargePoint’s products are excluded from RCRA’s hazardous waste regulations, provided certain requirements are met. However, if these components do not meet all of the established requirements for the exclusion, or if the requirements for the exclusion change, ChargePoint may be required to treat such products as hazardous waste, which are subject to more rigorous and costly disposal requirements. Any such changes in the laws and regulations, or ChargePoint’s ability to qualify the materials it uses for exclusions under such laws and regulations, could adversely affect ChargePoint’s operating expenses.
Similar laws exist in other jurisdictions where ChargePoint operates. Additionally, in the EU, ChargePoint is subject to the Waste Electrical and Electronic Equipment Directive (“WEEE Directive”). The WEEE Directive provides for the creation of collection scheme where consumers return waste electrical and electronic equipment to merchants, such as ChargePoint. If ChargePoint fails to properly manage such waste electrical and electronic equipment, it may be subject to fines, sanctions, or other actions that may adversely affect ChargePoint’s financial operations.
Research and Development
ChargePoint has invested significant time and expense into research and development for its networked charging platform technologies and for its Cloud software. ChargePoint’s ability to maintain its leadership position depends upon its ongoing research and development activities. ChargePoint’s research and development team is responsible for designing, developing, manufacturing, testing and sustaining its products.
ChargePoint’s research and development teams are primarily located in the Company’s headquarters in Campbell, California, its facilities in Gurgaon, India, and its European locations in Radstadt, Austria, Amsterdam, Netherlands and Reading, the United Kingdom. As of January 31, 2022, ChargePoint had over 550 full-time employees in its research and development activities.
Intellectual Property
ChargePoint relies on a combination of patent, trademark, copyright, unfair competition and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain and protect its proprietary rights. ChargePoint’s success depends in part upon its ability to obtain and maintain proprietary protection for ChargePoint’s products, technology and know-how, to operate without infringing the proprietary rights of others, and to prevent others from infringing ChargePoint’s proprietary rights.
As of January 31, 2022, ChargePoint had 83 U.S. patents issued and 38 U.S. pending non-provisional patent applications. Additionally, ChargePoint had 17 issued foreign patents (Canada, Japan, Australia, New Zealand, China, Taiwan and Korea) and 10 foreign patent applications currently pending in various foreign jurisdictions. In addition, as of January 31, 2022, there were two pending Patent Cooperation Treaty applications. These patents relate to various EV charging station designs and/or EV charging functionality. Such issued patents and any patents derived from such applications or applications that claim priority from such applications, if granted, would be expected to expire between 2024 and 2039, excluding any additional term for patent term adjustments. ChargePoint cannot be assured that any of its patent applications will result in the issuance of a patent or whether the examination process will require ChargePoint to narrow the scope of the claims sought. ChargePoint’s issued patents, and any future patents issued to ChargePoint, may be challenged, invalidated or circumvented, may not provide sufficiently broad protection and may not prove to be enforceable inactions against alleged infringers.
ChargePoint enters into agreements with its employees, contractors, customers, partners and other parties with which it does business to limit access to and disclosure of its technology and other proprietary information. ChargePoint cannot be certain that the steps it has taken will be sufficient or effective to prevent the unauthorized access, use, copying or the reverse engineering of ChargePoint’s technology and other proprietary information, including by third-parties who may use its technology or other proprietary information to develop products and services that compete with ChargePoint’s. Moreover, others may independently develop technologies that are competitive with ChargePoint or that infringe on, misappropriate or otherwise violate its intellectual property and proprietary rights, and policing the unauthorized use of ChargePoint’s intellectual property and proprietary rights can be difficult. The enforcement of ChargePoint’s intellectual property and proprietary rights also depends on any legal actions ChargePoint may bring against any such parties being successful, but these actions are costly, time-consuming and may not be successful, even when ChargePoint’s rights have been infringed, misappropriated or otherwise violated.
ChargePoint intends to continue to regularly assess opportunities for seeking patent protection for those aspects of its technology, designs and methodologies that ChargePoint believes provide a meaningful competitive advantage. However, ChargePoint’s ability to do so may be limited until such time as it is able to generate cash flow from operations or otherwise raise sufficient capital to continue to invest in ChargePoint’s intellectual property. For example, maintaining patents in the United States and other countries requires the payment of maintenance fees which, if ChargePoint is unable to pay, may result in loss of its patent rights. If ChargePoint is unable to do so, its ability to protect its intellectual property or prevent others from infringing its proprietary rights may be impaired.
Human Capital Resources
As of January 31, 2022, ChargePoint had 1,436 employees, of which 903 are located in the United States and 533 are located outside of the United States. ChargePoint’s talent is the foundation of its success. ChargePoint strives to become the employer of choice within its industry, facilitating the transition to electric mobility by placing its talent at the heart of its success. To achieve this mission, ChargePoint aims to develop its individual, team and leadership capabilities, attract the best talent from diverse backgrounds, retain its talent through competitive rewards, benefits and by creating a winning culture, and engaging its talent by building a culture of feedback, inclusion and recognition. Key focus and investment areas to achieve this goal include, among others, diversity and inclusion, emphasis on ethical business practices, employee safety and wellness, and competitive compensation benefits.
Diversity and Inclusion. ChargePoint believes that a company culture focused on diversity and inclusion will help enable ChargePoint to deliver on its mission. ChargePoint also believes that by creating an inclusive culture where employees can bring their whole self to work and encouraging diversity of thought, ChargePoint will improve the employee experience and ultimately drive better business outcomes. ChargePoint is committed to recruiting, retaining, and developing highly engaged and high-performing employees with diverse backgrounds and experiences. This commitment includes providing equal access to, and participation in, equal employment opportunities, programs, and services without regard to race, religion, color, national origin, disability, sex, sexual orientation, or gender identity.
Ethical Business Practices. ChargePoint also fosters a strong corporate culture that promotes high standards of ethics and compliance for its business, including policies that set forth principles to guide employees, executives, and directors, such as its Code of Business Conduct and Ethics. In addition, ChargePoint has joined the Responsible Business Alliance (RBA) and adopted its Supplier Code of Conduct, which emphasizes business ethics in its supply chain through audit and oversight programs focused on promoting ethical and sustainable labor, health and safety, environmental business practices. ChargePoint also maintains a whistleblower policy and anonymous hotline for the confidential reporting of any suspected policy violations or unethical business conduct on the part of its businesses, employees, executives, directors, or vendors.
Employee Safety and Wellness. In response to the COVID-19 pandemic, ChargePoint implemented significant changes to help keep its employee community safe. These measures include requiring employees to work from home, unless they needed to go into the office to conduct business-critical work and had VP/executive approval, and implementing additional safety measures to create a safe work environment for the employees that were going into the office. This included, but was not limited to, showing proof of a negative COVID-19 test prior to entering the office, wearing masks while in the office, social distancing and regularly sanitizing, among other requirements. In addition, ChargePoint conducted regular cleaning and maintained good ventilation throughout its facilities. Beyond COVID-19 measures, ChargePoint also provides various health and wellness resources to help its employees improve their well-being. In addition to health, medical and dental benefits, ChargePoint offers all employees access to several well-being apps which provide a variety of mental health solutions, access to thousands of classes, and guided meditation.
Compensation and Benefits. In addition to competitive base salaries, ChargePoint offers compensation and benefits programs such as medical, dental, and vision insurance, an employee assistance program, health and dependent care flexible spending accounts, a 401(k) plan, health savings account, basic life insurance, accidental death and dismemberment insurance, short-term and long-term disability insurance, and commuter benefits. Employees are also eligible to participate in its Employee Stock Purchase Program and discretionary equity awards program. ChargePoint designs its employee benefits programs to be competitive in relation to the market. ChargePoint adjusts its employee benefits programs as needed based upon regular monitoring of applicable laws and practices and the competitive market. In structuring these benefit programs, ChargePoint seeks to provide an aggregate level of benefits that are comparable to those provided by similar companies.
Available Information
The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), free of charge on ChargePoint’s website, investors.chargepoint.com as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
Item 1A. Risk Factors.
An investment in ChargePoint’s securities involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. ChargePoint’s business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not known to ChargePoint or that it considers immaterial as of the date of this Annual Report. The trading price of ChargePoint’s securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment.
Summary of Principal Risks Associated with ChargePoint’s Business
•ChargePoint operates in the early-stage market of electric vehicle adoption and has a history of losses and expects to incur significant expenses and continuing losses for the near term.
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
•Failure to effectively expand ChargePoint’s sales and marketing capabilities could harm its ability to increase its customer base and achieve broader market acceptance of its solutions.
•ChargePoint faces risks related to health pandemics, including the ongoing COVID-19 pandemic, which could have a material and adverse effect on its business and results of operations.
•Supply chain disruptions, manufacturing interruptions or delays, or the failure to accurately forecast customer demand, could adversely affect ChargePoint’s ability to meet customer demand, lead to higher costs, and adversely effect ChargePoint’s business and results of operations. For example, supply chain challenges related to the COVID-19 pandemic and global chip shortages have impacted companies worldwide and may have adverse effects on ChargePoint’s suppliers and, as a result, ChargePoint.
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
•ChargePoint is expanding operations internationally, particularly in Europe, which will expose it to additional tax, compliance, market and other risks.
•Some members of ChargePoint’s management have limited experience in operating a public company.

•Future sales of ChargePoint’s Common Stock in the public market, or the perception that such sales may occur, could reduce ChargePoint’s stock price, and any additional capital raised through the sale of equity or convertible securities may dilute existing stockholder’s ownership.
•ChargePoint’s future revenue growth will depend in significant part on its ability to increase sales of its products and services to fleet operators.
•ChargePoint’s information technology systems or data, or those of its service providers or customers or users could be subject to cyber-attacks or other security incidents, which could result in data breaches, intellectual property theft, claims, litigation, regulatory investigations, significant liability, reputational damage and other adverse consequences.
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
Risks Related to ChargePoint’s Business
ChargePoint operates in the early-stage market of electric vehicle adoption and has a history of losses, and expects to incur significant expenses and continuing losses for the near term.
ChargePoint incurred net losses of $132.2 million, $197.0 million, and $134.3 million for the fiscal year ended January 31, 2022, 2021, and 2020, respectively. As of January 31, 2022 and 2021, ChargePoint had an accumulated deficit of $811.7 million and $679.4 million, respectively. ChargePoint believes it will continue to incur significant operating expenses and net losses in future quarters for the near term. There can be no assurance that it will be able to maintain profitability in the future. ChargePoint’s potential profitability is particularly dependent upon the continued adoption of EVs by consumers and fleet operators, the widespread adoption of electric trucks, other vehicles and other electric transportation modalities, which are still in the very early stages of adoption and may not occur.
ChargePoint has experienced rapid growth and expects to invest in growth for the foreseeable future. If it fails to manage growth effectively, its business, operating results and financial condition could be adversely affected.
ChargePoint has experienced rapid growth in recent periods. For example, the number of employees has grown from 743 as of January 31, 2020 to 834 as of January 31, 2021 and to 1,436 as of January 31, 2022. The growth and expansion of its business has placed and continues to place a significant strain on management, operations, financial infrastructure and corporate culture. In the event of further growth, ChargePoint’s information technology systems and ChargePoint’s internal control over financial reporting and procedures may not be adequate to support its operations and may introduce opportunities for data security incidents that may interrupt business operations and permit bad actors to obtain unauthorized access to business information or misappropriate funds. ChargePoint may also face risks to the extent such bad actors infiltrate the information technology infrastructure of its contractors.
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
Further, ChargePoint’s current or potential competitors may be acquired by third-parties with greater available resources. In addition, certain of ChargePoint’s competitors are engaging in or have completed transactions to become a publicly-traded company and may have ready access to the capital markets for additional funding. As a result, competitors may be able to respond more quickly and effectively than ChargePoint to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, competitors may in the future establish cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace. This competition may also materialize in the form of costly intellectual property disputes or litigation.
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
ChargePoint faces risks related to health pandemics, including the ongoing COVID-19 pandemic, which could have a material and adverse effect on its business and results of operations.
The COVID-19 pandemic has created significant volatility in the global economy. Global trade conditions and consumer trends that have originated during the pandemic continue to persist and may have a long-lasting adverse impact on ChargePoint and its industry. For example, the pandemic has resulted in government authorities implementing numerous measures to try to contain the COVID-19 virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders and business shutdowns. While these measures may be relaxed or revised in some areas, there is no guarantee these measures will not be reinstated or resumed due to additional variants of COVID-19 or the inability or ineffectiveness of public health measures to limit the further spread of COVID-19. These measures may adversely impact ChargePoint’s employees and operations and the operations of its customers, suppliers, vendors and business partners, and may negatively impact demand for EV charging stations, particularly at workplaces. These measures by government authorities, or the risks that the measures may be reinstated or resumed, may remain in place for a significant period of time and may adversely affect manufacturing and building plans, sales and marketing activities, business and results of operations.
During 2020, 2021, and continuing in 2022, ChargePoint modified its business practices by recommending that all non-essential personnel work from home and cancelling or reducing physical participation in sales activities, meetings, events and conferences. ChargePoint has also implemented additional safety protocols for workers and cost cutting measures to reduce operating costs. ChargePoint may take further actions as may be required by government authorities or that it determines are in the best interests of its employees, customers, suppliers, vendors and business partners, including acting to lift or re-impose initiatives. There is no certainty that such actions will be sufficient to mitigate the risks posed by the COVID-19 pandemic or otherwise be satisfactory to government authorities. If significant portions of ChargePoint’s workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, its operations will be negatively impacted. Furthermore, if significant portions of ChargePoint’s customers’ or potential customers’ workforces are subject to stay-at-home orders or otherwise have substantial numbers of their employees working remotely for sustained periods of time, user demand for charging stations and services will decline. In addition, measures imposed by governments, may adversely impact ChargePoint’s employees and operations and the operations of its customers, suppliers, vendors and business partners, and may negatively impact demand for EV charging stations, particularly at workplaces.
As stated above, non-essential ChargePoint personnel have been working from home for almost two years in light of the COVID-19 pandemic, and although ChargePoint has commenced a “return-to-office” plan, which includes shifting to a hybrid model where employees have flexibility to work from home, ChargePoint has not yet set a return-to-office-date in light of the dynamic nature of the COVID-19 pandemic. A hybrid work model may create challenges, including challenges maintaining ChargePoint’s corporate culture, increasing attrition or limiting ChargePoint’s ability to attract employees if individuals prefer to continue working full time at home, or if there are instances of COVID-19 infections at the office. Future challenges related to ChargePoint’s “return-to-office” plans, hybrid work model or workplace practices could lead to attrition and difficulty attracting high-quality employees.
The effect of the COVID-19 pandemic on ChargePoint’s business, prospects and results of operations will depend on the direction and duration of current global trends and their sustained impact. Difficult macroeconomic conditions, such as decreases in direct federal economic support, such as the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) , increased inflation, increased and prolonged unemployment or a decline in consumer confidence as a result of the COVID-19 pandemic, as well as reduced spending by businesses, could have a material adverse effect on the demand for ChargePoint’s products and services. The effect of the COVID-19 pandemic can also vary over time and across the geographies in which ChargePoint operates. For example, variations in work-from-home policies can cause fluctuations in revenues, and ChargePoint believes that people have not yet fully returned back to offices. The conditions caused by the COVID-19 pandemic, such as more permanent work-from-home policies, are likely to continue affecting the rate of global infrastructure spending, and thus to continue to adversely impact ChargePoint’s gross margins as ChargePoint’s commercial business contributes higher margins than its residential and fleet businesses. Even after the COVID-19 pandemic has subsided, ChargePoint may continue to experience an adverse impact to its business as a result of its global economic impact, including any recession that has occurred or may occur in the future.
Supply chain disruptions, manufacturing interruptions or delays, or the failure to accurately forecast customer demand, could adversely affect ChargePoint’s ability to meet customer demand, lead to higher costs, and adversely affect ChargePoint’s business and results of operations. For example, supply chain challenges related to the COVID-19 pandemic and global chip shortages have impacted companies worldwide and may have adverse effects on ChargePoint suppliers and, as a result, ChargePoint.

ChargePoint depends on the timely supply of materials, services and related products to meet the demands of its customers, which depends in part on the timely delivery of materials and services from suppliers and contract manufacturers. Significant or sudden increases in demand for EV charging stations, as well as worldwide demand for the raw materials and services that ChargePoint requires to manufacture and sell EV charging stations, including component parts, may result in a shortage of such materials or may cause shipment delays due to transportation interruptions or capacity constraints. Such shortages or delays could adversely impact ChargePoint’s suppliers’ ability to meet ChargePoint’s demand requirements.

Disruptions in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, such as exacerbated port congestion and intermittent supplier shutdowns and delays, exacerbated by the COVID-19 pandemic have resulted in additional costs and, to a lesser extent, component shortages, and have led to fluctuations in EV sales in markets around the world. Increased demand for personal electronics and trade restrictions that affect raw materials have contributed to a shortfall of semiconductor chips, which has caused additional supply challenges both within and outside of ChargePoint’s industry. Ongoing supply chain challenges and heightened logistics costs have adversely affected ChargePoint’s gross margins in recent quarters and ChargePoint expects that gross margins will continue to be adversely affected by increased material costs and freight and logistic expenses for the foreseeable future. Costs incurred to expedite delivery of components used in charging stations or in providing installation or maintenance services or to proactively increase inventory could cause ChargePoint to raise its prices, impose surcharges or other fees or refuse to negotiate discounts. Further, any sustained downturn in demand for EVs would also harm ChargePoint’s business.

ChargePoint may also experience significant interruptions of its manufacturing operations, delays in its ability to deliver products, or increased costs as a result of:
•the failure or inability to accurately forecast demand and obtain sufficient quantities of quality raw materials on a cost-effective basis; volatility in the availability and cost of materials or services, including rising prices due to inflation;
•shipment delays due to transportation interruptions or capacity constraints, such as reduced availability of air or ground transport or port closures;
•information technology or infrastructure failures, including those of a third party supplier or service provider;
•difficulties or delays in obtaining required import or export approvals;
•natural disasters or other events beyond ChargePoint’s control (such as earthquakes, utility interruptions, tsunamis, hurricanes, typhoons, floods, storms or extreme weather conditions, fires, regional economic downturns, regional or global health epidemics, including the ongoing COVID-19 pandemic); and
•geopolitical turmoil, including the ongoing invasion of the Ukraine by Russia or increased trade restrictions between the United States, Russia, China and other countries, social unrest, political instability, terrorism, or other acts of war which may further adversely impact supply chains, shipping, transportation and logistics disruptions.
As more fully discussed in the risk factor “Risks Related to ChargePoint’s Business - ChargePoint faces risks related to health pandemics, including the COVID-19 pandemic, which could have a material and adverse effect on its business and results of operations”, the ongoing COVID-19 pandemic and measures taken in response by governments and businesses worldwide to contain its spread, including quarantines, facility closures, travel and logistics restrictions, border controls, and shelter in place or stay at home and social distancing orders, have adversely impacted and may continue to adversely impact ChargePoint’s supply chain, manufacturing, logistics, workforce and operations, as well as the operations of its customers and suppliers globally. In addition, while ChargePoint has not yet experienced a direct impact to its supply chain due to the conflict between Russia and the Ukraine, ChargePoint may experience an impact in the future due to increased fuel and shipping costs, limited supply of components or parts used by ChargePoint in its manufacturing process, or the automotive industry in general, and delays caused by changes to global shipping routes and logistics. Such adverse impacts on ChargePoint’s supply chain could limit its ability to manufacture and sell its products on a timely and cost-effective basis and adversely affect its gross margins, which could materially adversely affect ChargePoint’s business and results of operations.
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
If ChargePoint experiences a significant increase in demand for its charging stations in future periods, or if it needs to replace an existing supplier, it may not be possible to supplement or replace them on acceptable terms, which may undermine its ability to deliver products to customers in a timely manner. For example, it may take a significant amount of time to identify a manufacturer that has the capability and resources to build charging stations in sufficient volume. Identifying suitable suppliers and manufacturers could be an extensive process that requires ChargePoint to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices. Accordingly, a loss of any significant suppliers or manufacturers could have an adverse effect on ChargePoint’s business, financial condition and operating results. In addition, ChargePoint’s suppliers may face supply chain risks and constraints of their own, which may impact the availability and pricing of its products. For example, supply chain challenges related to the COVID-19 pandemic discussed above and the global chip shortages that have impacted companies worldwide both within and outside of ChargePoint’s industry may have adverse effects on its suppliers and, as a result, ChargePoint.
In addition, in fiscal year 2022, ChargePoint became subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) to diligence, disclose and report whether or not its products contain minerals originating from the Democratic Republic of the Congo and adjoining countries, or conflict minerals. ChargePoint will incur additional costs to comply with these disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in ChargePoint’s products. These requirements could adversely affect the sourcing, availability and pricing of minerals used in the components used in ChargePoint’s products. It is also possible that ChargePoint’s reputation may be adversely affected if it determines that certain of its products contain minerals not determined to be conflict-free or if it is unable to alter its products, processes or sources of supply to avoid use of such materials. ChargePoint may also encounter end-customers who require that all of the components of the products be certified as conflict free. If ChargePoint is not able to meet this requirement, such end-customers may choose to purchase products from a different company.
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
As part of ChargePoint’s business strategy, ChargePoint has made and continues to consider making acquisitions of, or investments in, businesses, services or technologies that are complementary to its existing business. For example, on August 11, 2021, ChargePoint acquired ViriCiti, a provider of electrification solutions for eBus and commercial fleets, and on October 6, 2021, ChargePoint acquired has•to•be, an e-mobility and charging software platform. The process of identifying and consummating acquisitions, investments and the subsequent integration of new assets and businesses into ChargePoint’s own business, requires attention from management and could result in a diversion of resources from its existing business, which in turn could have an adverse effect on its operations. Acquired assets or businesses may not generate the expected financial results. Acquisitions or investments could also result in the use of cash, potentially dilutive issuances of equity securities, the occurrence of goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business or investment. ChargePoint may also incur costs and management time on transactions that are ultimately not completed. In addition, ChargePoint’s due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product, technology or investment, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or issues with employees or customers.
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
Competition for employees can be intense, particularly in Silicon Valley where ChargePoint is headquartered, and the ability to attract, hire and retain them depends on ChargePoint’s ability to provide competitive compensation. In addition, job market dynamics have been impacted by the “great resignation,” with a significant number of people leaving the workforce, and future challenges related to ChargePoint’s “return-to-office” plans, hybrid work model or workplace practices could lead to attrition and difficulty attracting high-quality employees. ChargePoint may not be able to attract, assimilate, develop or retain qualified personnel in the future, and failure to do so could adversely affect its business, including the execution of its global business strategy.
ChargePoint is expanding operations internationally, particularly in Europe, which will expose it to additional tax, compliance, market and other risks.
ChargePoint’s primary operations are in the United States and it maintains contractual relationships with parts and manufacturing suppliers in Asia, Mexico and other locations. Also, ChargePoint is continuing to invest to increase its presence in Europe, including its acquisitions of ViriCiti and has•to•be, and to expand primarily research and development teams in Gurgaon, India, Reading, England and Radstadt, Austria. Managing these expansions requires additional resources and controls, and could subject ChargePoint to risks associated with international operations, including:
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
•compliance with multiple, potentially conflicting and changing governmental laws, regulations, certifications, and permitting processes including environmental, banking, employment, tax, information security, privacy, and data protection laws and regulations such as the California Consumer Privacy Act (“CCPA”) and newer state privacy laws in the United States including in Virginia and Colorado, the European Union (the “EU”) General Data Protection Regulation (“GDPR”), national legislation implementing the same and changing requirements for legally transferring data out of the European Economic Area;
•compliance with U.S. and foreign anti-bribery laws including the Foreign Corrupt Practices Act (“FCPA”) and the U.K. Anti-Bribery Act of 2020 (the “Anti-Bribery Act”);
•conforming products to various international regulatory and safety requirements as well as charging and other electric infrastructures;
•difficulty in establishing, staffing and managing foreign operations;
•difficulties in collecting payments in foreign currencies and associated foreign currency exposure;
•restrictions on repatriation of earnings;
•compliance with potentially conflicting and changing laws of taxing jurisdictions and compliance with applicable U.S. tax laws as they relate to international operations, the complexity and adverse consequences of such tax laws, and potentially adverse tax consequences due to changes in such tax laws; and
•regional economic and political conditions, including the outbreak of war or other hostilities.
As a result of these risks, ChargePoint’s current expansion efforts and any potential future international expansion efforts may not be successful.

Some members of ChargePoint’s management have limited experience in operating a public company.
Some of ChargePoint’s executive officers have limited experience in the management of a publicly-traded company. The management team may not successfully or effectively continue the management of a public company that is subject to significant regulatory oversight and reporting obligations under federal securities laws, particularly in light of the SEC’s increasing focus on former shell companies.
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

ChargePoint is highly reliant on its networked charging solution and information technology systems and data, and those of its service providers which may be subject to cyber-attacks, service disruptions or other security incidents, which could result in data breaches, loss or interruption of services, intellectual property theft, claims, litigation, regulatory investigations, significant liability, reputational damage and other adverse consequences.

ChargePoint continues to expand its information technology systems in the form of its networked charging solution, and as its operations grow its internal information technology systems, such as product data management, procurement, inventory management, production planning and execution, sales, service and logistics, financial, tax and regulatory compliance systems. This includes the implementation of new internally developed systems and the deployment of such systems in the United States and abroad. While ChargePoint maintains information technology measures designed to protect it against intellectual property theft, data breaches, sabotage and other external or internal cyber-attacks or misappropriation, its systems and those of its service providers are potentially vulnerable to malware, ransomware, viruses, denial-of-service attacks, phishing attacks, social engineering, computer hacking, unauthorized access, exploitation of bugs, defects and vulnerabilities, breakdowns, damage, interruptions, system malfunctions, power outages, terrorism, acts of vandalism, security breaches, security incidents, inadvertent or intentional actions by employees or other third parties, and other cyber-attacks. To the extent any security incident results in unauthorized access or damage to or acquisition, use, corruption, loss, destruction, alteration or dissemination of ChargePoint data, including intellectual property and personal information, or ChargePoint products, or for it to be believed or reported that any of these occurred, it could disrupt ChargePoint’s business, harm its reputation, compel it to comply with applicable data breach notification laws, subject it to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require it to verify the correctness of database contents, or otherwise subject it to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to ChargePoint and result in significant legal and financial exposure and/or reputational harm.

Because ChargePoint also relies on third-party service providers, it cannot guarantee that its service providers’ and component suppliers’ systems have not been breached or that they do not contain exploitable defects, bugs, or vulnerabilities that could result in a security incident, or other disruption to, ChargePoint’s or ChargePoint’s service providers’ or component suppliers’ systems. ChargePoint’s ability to monitor its service providers’ and component suppliers’ security measures is limited, and, in any event, malicious third parties may be able to circumvent those security measures. Further, the implementation, maintenance, segregation and improvement of these systems require significant management time, support and cost, and there are inherent risks associated with developing, improving and expanding ChargePoint’s core systems as well as implementing new systems and updating current systems, including disruptions to the related areas of business operation. These risks may affect ChargePoint’s ability to manage its data and inventory, procure parts or supplies or manufacture, sell, deliver and service products, adequately protect its intellectual property or achieve and maintain compliance with, or realize available benefits under, tax laws and other applicable regulations.

If ChargePoint does not successfully implement, maintain or expand its information technology systems as planned, its operations may be disrupted, its ability to accurately and/or timely report its financial results could be impaired and deficiencies may arise in its internal control over financial reporting, which may impact its ability to certify its financial results (see also “Risks Related to Legal Matters and Regulations-ChargePoint may face litigation and other risks as a result of the material weakness in its internal control over financial reporting and the restatement of its financial statements,” and “Financial, Tax and Accounting-Related Risks -ChargePoint has identified material weaknesses in its internal control over financial reporting. If ChargePoint is unable to remediate these material weaknesses, or if ChargePoint identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting, this may result in material misstatements of ChargePoint’s consolidated financial statements or cause ChargePoint to fail to meet its periodic reporting obligations,” for more detail). Moreover, ChargePoint’s proprietary information, including intellectual property and personal information, could be compromised or misappropriated and its reputation may be adversely affected if these systems or their functionality do not operate as expected and ChargePoint may be required to expend significant resources to make corrections or find alternative sources for performing these functions.
Computer malware, viruses, ransomware, hacking, phishing attacks and similar disruptions could result in security and privacy breaches and interruption in service, which could harm ChargePoint’s business.
Computer malware, viruses, physical or electronic break-ins and similar disruptions could lead to interruption and delays in ChargePoint’s services and operations and loss, misuse or theft of data. Computer malware, viruses, ransomware, hacking and phishing attacks against online networks have become more prevalent and may occur on ChargePoint’s systems in the future. Cyber security organizations in many countries have published warnings of increased cybersecurity threats to U.S. businesses, and external events, like the conflict between Russia and Ukraine, may increase the likelihood of cybersecurity attacks, particularly directed at energy, fueling or infrastructure service providers. Any attempts by cyber attackers to disrupt ChargePoint’s services or systems, if successful, could harm its business, introduce liability to data subjects, result in the misappropriation of funds, be expensive to remedy, subject ChargePoint to substantial fines, penalties, damages and other liabilities under applicable laws and regulations, lead to a loss of protection of its intellectual property or trade secrets and damage its reputation or brand. Insurance may not be sufficient to cover significant expenses and losses related to cyber-attacks. Efforts to prevent cyber attackers from entering computer systems are expensive to implement, and ChargePoint may not be able to cause the implementation or enforcement of such preventions with respect to its third-party vendors. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of systems and technical infrastructure may, in addition to other losses, harm ChargePoint’s reputation, brand and ability to attract customers.
ChargePoint has previously experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, third-party service providers, component supplier and manufacturer disruptions, human or software errors and capacity constraints. If ChargePoint’s services are unavailable when users attempt to access them, they may seek other services, which could reduce demand for its solutions from target customers.
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
ChargePoint’s future growth is highly dependent upon the adoption of EVs by businesses and consumers. The market for EVs is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards and changing consumer demands and behaviors, changing levels of concern related to environmental issues and governmental initiatives related to energy independence, climate change and the environment generally. Although demand for EVs has grown in recent years, there is no guarantee of continuing future demand. If the market for EVs develops more slowly than expected, or if demand for EVs decreases, ChargePoint’s business, prospects, financial condition and operating results would be harmed. The market for EVs could be affected by numerous factors, such as:
•perceptions about EV features, quality, safety, performance and cost;
•perceptions about the limited range over which EVs may be driven on a single battery charge;
•competition, including from other types of alternative fuel vehicles, plug-in hybrid electric vehicles and high fuel-economy internal combustion engine vehicles;
•volatility in the cost of oil and gasoline, including as a result of trade restrictions;
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
Demand for EVs may also be affected by factors directly impacting automobile prices or the cost of purchasing and operating automobiles, such as sales and financing incentives, prices of raw materials and parts and components, cost of fuel and governmental regulations, including tariffs, import regulation and other taxes. Further, the automotive industry in general and EV manufacturing have experienced substantial supply chain interruption due to COVID-19 and a worldwide semiconductor shortage adversely impacting the automotive industry in 2020 and 2021, resulting in reduced EV production schedules and sales. Volatility in demand or delays in EV production due to global supply chain constraints may lead to lower vehicle unit sales, which may result in reduced demand for EV charging solutions and therefore adversely affect ChargePoint’s business, financial condition and operating results.

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
The U.S. federal government, foreign governments and some state and local governments provide incentives to end users and purchasers of EVs and EV charging stations in the form of rebates, tax credits and other financial incentives, such as payments for regulatory credits. The EV market relies on these governmental rebates, tax credits and other financial incentives to significantly lower the effective price of EVs and EV charging stations to customers. For example, the Infrastructure Investment and Jobs Act signed into law on November 15, 2021 would provide additional funding for EVs and EV charging infrastructure through the creation of new programs and grants and the expansion of existing programs, including $7.5 billion for EV charging along highway corridors. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy. In particular, ChargePoint has benefited from the availability of federal tax credits to purchasers under Section 30C of the Code to market its EV charging stations, which can effectively provide such purchasers with up to a 30% discount off the purchase price of ChargePoint’s EV charging stations.The credits under Section 30C of the Code were allowed to expire by Congress on December 31, 2021, and there can be no assurance that the credits under Section 30C of the Code will be extended or made retroactively effective under any other clean energy bill or incentive. Any other reduction in rebates, tax credits or other financial incentives for EV charging stations could materially reduce the demand for EVs and ChargePoint’s solutions and, as a result, may adversely impact ChargePoint’s business and expansion potential.
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
Continuing technological changes in battery and other EV technologies could adversely affect adoption of current EV charging technology and/or ChargePoint’s products. ChargePoint’s future success will depend upon its ability to develop and introduce a variety of new capabilities and innovations to its existing product offerings, as well as introduce a variety of new product offerings, to address the changing needs of the EV charging market. As new products are introduced, gross margins tend to decline in the near term and improve as the product becomes more mature with a more efficient manufacturing process.
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
From time to time, ChargePoint makes statements with estimates of the addressable market for ChargePoint’s solutions and the EV market in general. Market opportunity estimates and growth forecasts, whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. This is especially so at the present time due to the uncertain and rapidly changing projections of the severity, magnitude and duration of the ongoing COVID-19 pandemic, worldwide supply chain disruptions and market and geopolitical volatility. The estimates and forecasts relating to the size and expected growth of the target EV market, market demand and adoption, capacity to address this demand and pricing may also prove to be inaccurate. In particular, estimates regarding the current and projected EV market opportunity are difficult to predict. The estimated addressable EV market may not materialize for many years, if ever, and even if the markets meet the size estimates and growth forecasts, ChargePoint’s business could fail to grow at similar rates.
Risks Related to ChargePoint’s Technology, Intellectual Property and Infrastructure
ChargePoint expects to incur research and development costs and devote significant resources to developing new products, which could significantly reduce its profitability and may never result in revenue to ChargePoint.
ChargePoint’s future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. ChargePoint plans to incur significant research and development costs in the future as part of its efforts to design, develop, manufacture and introduce new products and enhance existing products. ChargePoint’s research and development expenses were $145.0 million, $75.0 million, and $69.5 million during the fiscal years ended January 31, 2022, 2021 and 2020, respectively, and are likely to grow in the future. Further, ChargePoint’s research and development program may not produce successful results, and its new products may not achieve market acceptance, create additional revenue or become profitable.
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

ChargePoint’s ability to maintain customer satisfaction depends in part on the quality of ChargePoint’s customer support. Failure to maintain high-quality customer support could adversely affect ChargePoint’s reputation, business, results of operation, and financial condition.
ChargePoint believes that the successful use of its EV charging stations and Cloud Services requires a high level of support and engagement for many of its customers, particularly its fleet and commercial customers. In order to deliver appropriate customer support and engagement, ChargePoint must successfully assist its customers in deploying and continuing to use ChargePoint’s Cloud Services tools and EV charging stations, resolving performance issues, addressing interoperability challenges with a customers’ existing information technology or fuel management platforms, responding to EV charging station component failures or replacement parts, as well as charging station performance and reliability issues that may arise from time to time.

ChargePoint provides support to its commercial, fleet and residential EV charging station owners and operators. Such support services are generally provided under its Assure warranty program, including proactive charging station monitoring, guaranteed service response times and labor and parts warranties. ChargePoint further provides support for EV drivers connecting to and utilizing ChargePoint’s Cloud Services and its network of EV charging stations, including customer support services and mobile services. ChargePoint’s support organization faces additional challenges associated with its international operations, including those associated with delivering support, training, and documentation in languages other than English. Failure to maintain high-quality customer support could adversely affect ChargePoint’s reputation, business, results of operations, and financial condition.
In addition to providing direct customer support, ChargePoint also relies on channel partners in order to provide frontline support to some of its customers, including with respect to commissioning, maintenance, component part replacements and repairs of charging stations. If ChargePoint’s channel partners do not provide support to the satisfaction of ChargePoint’s customers, ChargePoint may be required to hire additional personnel and to invest in additional resources in order to provide an adequate level of support, generally at a higher cost than that associated with its channel partners, which may increase ChargePoint’s costs and expenses and adversely affect ChargePoint’s gross margins. There can be no assurance that ChargePoint will be able to hire sufficient support personnel as and when needed. To the extent that ChargePoint is unsuccessful in hiring, training, and retaining adequate support personnel, its ability to provide high-quality and timely support to its customers will be negatively impacted and its customers’ satisfaction with its Cloud Services and EV charging stations could be adversely affected. Any failure to maintain high-quality customer support, or a market perception that ChargePoint does not maintain high-quality customer support, could adversely affect ChargePoint’s reputation, business, results of operations, and financial condition, particularly with respect to its fleet customers (see also “Risks Related to ChargePoint’s Business - Supply chain disruptions, manufacturing interruptions or delays, or the failure to accurately forecast customer demand, could adversely affect ChargePoint’s ability to meet customer demand, lead to higher costs, and adversely affect ChargePoint’s business and results of operations. For example, supply chain challenges related to the COVID-19 pandemic and global chip shortages have impacted companies worldwide and may have adverse effects on ChargePoint suppliers and, as a result, ChargePoint”).
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
•supply chain interruptions, volatility in raw material prices and manufacturing or delivery delays;
•the timing and availability of new products relative to customers’ and investors’ expectations;
•the length of the sales and installation cycle for a particular customer;
•the impact of the ongoing COVID-19 pandemic on ChargePoint’s workforce, or those of its customers, suppliers, vendors or business partners;
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
Because ChargePoint does not have a long history of operating at its present scale and it has significant expansion plans, ChargePoint’s effective tax rate may fluctuate in the future. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under U.S. generally accepted accounting principles (“GAAP”), changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws. Factors that could materially affect ChargePoint’s future effective tax rates include, but are not limited to: (a) changes in tax laws or the regulatory environment, (b) changes in accounting and tax standards or practices, (c) changes in the composition of operating income by tax jurisdiction and (d) ChargePoint’s operating results before taxes.
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
As of January 31, 2022, ChargePoint had $737.8 million of U.S. federal and $312.6 million of California net operating loss carryforwards available to reduce future taxable income, of which $549.0 million of the U.S. federal net operating loss carryforwards can be carried forward indefinitely. The U.S. federal and California state net operating loss carryforwards begin to expire in 2028. In addition, ChargePoint had net operating loss carryforwards for other states of $270.9 million, which begin to expire in 2023. The Tax Act included a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017 and the elimination of carrybacks of net operating losses. It is possible that ChargePoint will not generate taxable income in time to utilize the net operating loss carryforwards.
In addition, net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in ownership by “5% stockholders” that exceeds 50 percentage points over a rolling three-year period. ChargePoint has experienced ownership changes since its incorporation and is already subject to limitations on its ability to utilize its existing net operating loss carryforwards and other tax attributes to offset taxable income or tax liability. In addition, changes in the ownership during its fiscal year ending January 31, 2022 and future changes in ChargePoint’s stock ownership, which are outside of ChargePoint’s control, may trigger further ownership changes. Similar provisions of state tax law may also apply to limit

ChargePoint’s use of accumulated state tax attributes. As a result, even if ChargePoint earns net taxable income in the future, its ability to use its pre-change net operating loss carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to ChargePoint.
ChargePoint performed an analysis to assess whether an “ownership change,” as defined by Section 382 of the Code, has occurred from its inception through January 31, 2021. Based on this analysis, ChargePoint has experienced “ownership changes,” limiting the utilization of the net operating loss carryforwards or research and development tax credit carryforwards under Section 382 of the Code by first multiplying the value of the ChargePoint’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then applying additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. In addition, the Merger during fiscal year 2022 may constitute an ownership change under Sections 382 and 383 of the Code and ChargePoint expects to complete a Section 382 analysis for changes during this period during its fiscal year ending January 31, 2023. ChargePoint’s net operating losses or credits may also be impaired under state law. Accordingly, ChargePoint may not be able to utilize a material portion of the net operating losses or credits. The ability of ChargePoint to utilize ChargePoint’s net operating losses or credits is conditioned upon ChargePoint attaining profitability and generating U.S. federal and state taxable income. ChargePoint has incurred significant net losses since inception and will continue to incur significant losses; and therefore, ChargePoint does not know whether or when the combined carryforwards may be or may become subject to limitation by Sections 382 and 383 of the Code.
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
ChargePoint faces increased legal, accounting, administrative and other costs and expenses as a public company that it did not incur as a private company. Sarbanes-Oxley, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Act and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements increases costs and make certain activities more time-consuming. A number of those requirements require it to carry out activities ChargePoint has not done previously. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified, such as the material weakness as described in this Annual Report and the restatement of ChargePoint’s previously issued consolidated financial statements and related material weakness as described in this Risk Factors section, ChargePoint may be subject to additional costs and expenses to come into compliance (see also “Financial, Tax and Accounting-Related Risks —ChargePoint has identified material weaknesses in its internal control over financial reporting. If ChargePoint is unable to remediate these material weaknesses, or if ChargePoint identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting, this may result in material misstatements of ChargePoint’s consolidated financial statements or cause ChargePoint to fail to meet its periodic reporting obligations,” and “Risks Related to Legal Matters and Regulations—ChargePoint may face litigation and other risks as a result of the material weakness in its internal control over financial reporting and the restatement of its financial statements,” for more detail). ChargePoint has incurred and could incur additional costs to rectify those or new issues, and the existence of these issues could adversely affect its reputation or investor perceptions. In addition, as a public company, ChargePoint maintains director and officer liability insurance, for which it must pay substantial premiums. The additional reporting and other obligations imposed by these rules and regulations increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. Advocacy efforts by stockholders and third-parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
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
As a public company, ChargePoint is required to provide management’s attestation on internal controls pursuant to Section 404 of Sarbanes-Oxley. The standards required for a public company under Section 404(a) and Section 404(b) of Sarbanes-Oxley are significantly more stringent than those previously required of ChargePoint as a privately-held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements of Section 404(a) and/or Section 404(b) of Sarbanes-Oxley. If ChargePoint is not able to implement these additional requirements in a timely manner or with adequate compliance, it may not be able to assess whether its internal control over financial reporting is effective, which may subject it to adverse regulatory consequences and could harm investor confidence.
In connection with the preparation and audit of ChargePoint’s consolidated financial statements, material weaknesses were identified in its internal control over financial reporting as of January 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of ChargePoint’s annual or interim financial statements will not be prevented or detected on a timely basis.

ChargePoint did not design and maintain an effective control environment commensurate with its financial reporting requirements. Specifically, ChargePoint did not maintain a sufficient complement of personnel with an appropriate degree of accounting knowledge, experience and training to appropriately analyze, record and disclose accounting matters commensurate with its accounting and reporting requirements. This material weakness contributed to the following additional material weaknesses:
•ChargePoint did not design and maintain formal accounting policies, procedures and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including accounting for complex features associated with warrants, segregation of duties and adequate controls related to the preparation and review of journal entries.; and
•ChargePoint did not design and maintain effective controls related to the valuation of acquired intangible assets, specifically controls over the review of the inputs and assumptions used in the valuation of the acquired assets.
The material weakness related to formal accounting policies, procedures and controls resulted in adjustments to several accounts and disclosures related to the Legacy ChargePoint consolidated financial statements for the years ended January 31, 2021, 2020 and 2019. The material weakness related to the accounting for complex features associated with warrants resulted in the restatement of the previously issued financial statements of the entity acquired as part of the Merger Agreement related to warrant liabilities and equity. The material weakness related to the valuation of acquired intangible assets resulted in material adjustments to customer relationships and goodwill and related disclosures to ChargePoint’s consolidated financial statements for the year ended January 31, 2022. These material weaknesses could result in a material misstatement of substantially all of ChargePoint’s accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
In addition, ChargePoint did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of its consolidated financial statements. Specifically, ChargePoint did not design and maintain (a) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (b) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to its financial applications and data to appropriate company personnel and (c) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements. The IT deficiencies did not result in a any misstatements to the consolidated financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, ChargePoint management has determined these deficiencies in the aggregate constitute a material weakness.
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
•designing and implementing controls to review the accounting for complex features associated with warrants;
•designing and implementing controls to review the inputs and assumptions used in the valuation of the acquired assets;
•engaging an external advisor to assist with evaluating and documenting the design and operating effectiveness of internal control over financial reporting and assist with the remediation of deficiencies, as necessary;
•designing and implementing controls over the preparation and review of journal entries and account reconciliations, including controls over the segregation of duties; and
•designing and implementing IT general controls, including controls over program change management, the provisioning and monitoring of user access rights and privileges and program development processes and procedures.
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
In order to maintain and improve the effectiveness of its internal control over financial reporting, ChargePoint has expended, and anticipates it will continue to expend, significant resources, including accounting-related costs and significant management oversight. At such time, ChargePoint’s independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which its internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could adversely affect the business and operating results and could cause a decline in the price of ChargePoint’s Common Stock.
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
The costs of compliance with, and other burdens imposed by, laws and regulations relating to privacy, data protection and information security that are applicable to the businesses of customers may adversely affect ability and willingness to process, handle, store, use and transmit certain types of information, such as demographic and other personal information. The EU and the United States agreed in 2016 to the EU-US Privacy Shield Framework, which provided one mechanism for lawful cross-border transfers of personal data between the EU and the United States. However, the Court of Justice of the EU issued a decision on July 16, 2020 invalidating the EU-US Privacy Shield Framework, thereby creating additional legal risk for ChargePoint. In addition, the other bases on which ChargePoint and its customers rely for the transfer of personal data across national borders is pursuant to standard contractual clauses to legitimize the transfer of personal data to the U.S. and other third countries in compliance with the GDPR. Notably, on June 4, 2021, the European Commission published revised standard contractual clauses, which imposed additional requirements on companies that utilize this method to legitimize transfers of personal data to the U.S. and other third countries. There are a number of legal uncertainties regarding the application of the revised standard contractual clauses and ChargePoint will continue to face uncertainty as regulatory guidance is developed in this area as to whether ChargePoint’s efforts to comply with its obligations under European privacy laws will be sufficient. If ChargePoint or its customers are unable to transfer data between and among countries and regions in which it operates, it could decrease demand for its products and services or require it to modify or restrict some of its products or services.
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
ChargePoint is subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the Anti-Bribery Act and possibly other anti-bribery and anti-money laundering laws in countries in which it conducts activities. It faces significant risks if it fails to comply with the FCPA and other anti-corruption laws that prohibit companies and their employees and third-party intermediaries from promising, authorizing, offering or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person or securing any advantage. Any violation of the FCPA, other applicable anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, or severe criminal or civil sanctions, which could have a materially adverse effect on ChargePoint’s reputation, business, operating results and prospects. In addition, ensuring compliance may be costly and time-consuming and responding to any enforcement action may result in a significant diversion of management’s attention and resources, significant defense costs and other professional fees.
Failure to comply with laws relating to employment could subject ChargePoint to penalties and other adverse consequences.
ChargePoint is subject to various employment-related laws in the jurisdictions in which its employees are based. It faces risks if it fails to comply with applicable U.S. federal or state wage laws, or wage laws applicable to its employees outside of the United States. For example, ChargePoint implemented a reduction in force and furloughed employees in 2020, and the attendant layoffs and/or furloughs could create an additional risk of claims being made on behalf of affected employees. Any violation of applicable wage laws or other labor-or employment-related laws could result in complaints by current or former employees, adverse media coverage, investigations and damages or penalties which could have a materially adverse effect on ChargePoint’s reputation, business, operating results and prospects. In addition, responding to any such proceeding may result in a significant diversion of management’s attention and resources, significant defense costs and other professional fees.
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
As a result of such material weakness, such restatement, the change in accounting for ChargePoint’s previously outstanding publicly-traded warrants (the “Public Warrants”) and private placement warrants issued to NGP Switchback, LLC, the sponsor of Switchback (“ Private Placement Warrants”), and other matters raised or that may in the future be raised by the SEC, ChargePoint faces potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in its internal control over financial reporting and the preparation of its financial statements. As of the date of this Annual Report, ChargePoint has no knowledge of any such litigation or dispute. However, ChargePoint can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on its business, results of operations and financial condition. As of the date of this Annual Report, no Public Warrants and no Private Placement Warrants remained outstanding.
Risks Related to Ownership of ChargePoint’s Securities

Future sales of ChargePoint’s Common Stock in the public market, or the perception that such sales may occur, could reduce ChargePoint’s stock price, and any additional capital raised through the sale of equity or convertible securities may dilute existing stockholder’s ownership.

ChargePoint may raise additional capital through the issuance of equity or debt securities in the future. In that event, the ownership of existing ChargePoint stockholders would be diluted and the value of the stockholders' equity in Common Stock could be reduced. If ChargePoint raised more equity capital from the sale of Common Stock, institutional or other investors may negotiate terms more favorable than the current prices of ChargePoint’s Common Stock. If ChargePoint issues debt securities, the holders of the debt would have a claim to ChargePoint assets that would be prior to the rights of stockholders until the debt is repaid. Interest on these debt securities would increase costs and could negatively impact operating results. In accordance with Delaware law and the provisions of ChargePoint’s Second Amended and Restated Certificate of Incorporation (the “Second A&R Charter”) ChargePoint may issue preferred stock that ranks senior in right of dividends, liquidation or voting to its Common Stock. The issuance by ChargePoint of such preferred stock may (a) reduce or eliminate the amount of cash available for payment of dividends to other holders of ChargePoint Common Stock, (b) diminish the relative voting strength of the total shares of Common Stock outstanding as a class, or (c) subordinate the claims of ChargePoint holders of Common Stock to ChargePoint assets in the event of a liquidation. ChargePoint cannot predict the size of future issuances of its Common Stock or securities convertible into Common Stock or the effect, if any, that future issuances and sales of shares of its Common Stock will have on the market price of its Common Stock. Sales of substantial amounts of ChargePoint Common Stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of ChargePoint Common Stock.
Concentration of ownership among ChargePoint’s existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.
As of January 31, 2022, ChargePoint’s directors, executive officers and their affiliates in the aggregate beneficially own approximately 25.4% of the outstanding Common Stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of the certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
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
•sales of shares of ChargePoint’s Common Stock into the market pursuant to the exercise of registration rights;
•the timing and magnitude of investments in the growth of the business;

•actual or anticipated changes in laws and regulations, including U.S. monetary policy;
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
•changes in capital structure, including future issuances of securities or the incurrence of debt; and
•general economic, political and market conditions, including those resulting from the ongoing conflict between Russia and Ukraine and increased trade restrictions by governmental and private entities.
In addition, the stock market in general, and the stock prices of technology companies in particular, have experienced extreme price and volume fluctuations. Broad market and industry factors likely have and may continue to seriously affect the market price of ChargePoint’s Common Stock, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.
The coverage of ChargePoint’s business or its securities by securities or industry analysts or the absence thereof could adversely affect the trading price and volume of ChargePoint’s Common Stock and other securities.
The trading market for ChargePoint’s securities is influenced in part by the research and other reports that industry or securities analysts publish about ChargePoint or its business or industry from time to time. ChargePoint does not control these analysts or the content and opinions included in their reports. If no or few analysts continue equity research coverage of ChargePoint, the trading price and volume of ChargePoint’s securities would likely be negatively impacted. If analysts do cover ChargePoint and one or more of them downgrade its securities, or if they issue other unfavorable commentary about ChargePoint or its industry or inaccurate research, the trading price of ChargePoint’s Common Stock and other securities would likely decline. Furthermore, if one or more of these analysts cease coverage or fail to regularly publish reports on ChargePoint, it could lose visibility in the financial markets. Any of the foregoing would likely cause the trading price and volume of ChargePoint’s Common Stock and other securities to decline.
Anti-takeover provisions contained in ChargePoint’s governing documents and applicable laws could impair a takeover attempt.
ChargePoint’s Second A&R Charter and Amended and Restated Bylaws (the “A&R Bylaws”) afford certain rights and powers to the Board that could contribute to the delay or prevention of an acquisition that it deems undesirable. ChargePoint is also subject to Section 203 of the DGCL and other provisions of Delaware law that limit the ability of stockholders in certain situations to effect certain mergers. Any of the foregoing provisions and terms that has the effect of delaying or deterring a change in control could limit the opportunity for stockholders to receive a premium for their shares of their Common Stock and could also affect the price that some investors are willing to pay for the Common Stock. ChargePoint’s Second A&R Charter provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit stockholders’ ability to obtain a more favorable judicial forum for disputes with ChargePoint or its directors, officers, employees or stockholders.
The Second A&R Charter requires, to the fullest extent permitted by law, that derivative actions brought on behalf of ChargePoint, actions against current or former directors, officers, stockholders or, subject to certain exceptions, employees for breach of fiduciary duty and certain other actions may be brought in the Court of Chancery in the State of Delaware or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of capital stock of ChargePoint shall be deemed to have notice of and consented to the forum provisions in the certificate of incorporation. In addition, the Second A&R Charter and A&R Bylaws provide that, unless ChargePoint consents in writing to another forum, the federal district courts of the United States shall, to the fullest extent of the law, be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act or the Exchange Act.
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
As of January 31, 2022, the warrants to purchase Legacy ChargePoint common stock (the “Legacy Warrants”) were exercisable for 35,538,589 shares of Common Stock. Any shares of ChargePoint’s Common Stock issued upon exercise of Legacy Warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of ChargePoint’s Common Stock.
The Private Placement Warrants are accounted for as a warrant liability and recorded at fair value with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of ChargePoint’s Common Stock.
Under U.S. GAAP, ChargePoint is required to evaluate the Private Placement Warrants to determine whether they should be accounted for as a warrant liability or as equity. As of the date of this Annual Report, no Public Warrants or Private Placement Warrants remained outstanding, however for its accounting for periods ending January 31, 2022, ChargePoint has concluded that the Private Placement Warrants contain provisions requiring liability classification. Therefore, ChargePoint is accounting for the Private Placement Warrants as a warrant liability at fair value upon issuance through the exercise and redemption of the last Private Placement Warrants in February 2022 and recorded changes in fair value as of the end of each reporting period.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The corporate headquarters and principal operations is located in Campbell, California, and consists of approximately 72,000 square feet of office space under leases that expire in August 31, 2029. ChargePoint believes this space is sufficient to meet its needs for the foreseeable future and that any additional space ChargePoint may require will be available on commercially reasonable terms. ChargePoint also maintains facilities in Amsterdam, the Netherlands; Gurgaon, India; Radstadt, Austria and Reading, United Kingdom; Scottsdale, Arizona and San Jose, California; as well as smaller sales offices in the United States and Europe.

Item 3. Legal Proceedings.
Information with respect to this item may be found in Note 8, Commitments and Contingencies, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, under “Legal Proceedings” which is incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
ChargePoint’s Common Stock is traded under the symbol “CHPT” and is listed on the New York Stock Exchange (NYSE).
Dividend Policy
ChargePoint has never declared or paid dividend on its Common Stock and has no plans to do so in the foreseeable future.
Number of Common Stockholders
As of March 28, 2022, there were approximately 343 holders of record of ChargePoint’s Common Stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Securities Authorized for Issuance under Equity Compensation Plans

Information relating to securities authorized for issuance under equity compensation plans will be presented in the definitive proxy statement filed in pursuant to Regulation 14A for the 2022 Annual Meeting of Stockholders to be held on or about July 12, 2022, which information is incorporated herein by reference.
Sales of Unregistered Equity Securities and Use of Proceeds
On November 21, 2021, ChargePoint issued 15,596 shares of restricted Common Stock upon the cashless exercise of Legacy Warrants to purchase 20,179 shares at an exercise price of $6.03 per share. On November 24, 2021, ChargePoint issued 3,509 shares of restricted Common Stock upon the exercise of certain Legacy Warrants. ChargePoint received an aggregate of $21,159.27. ChargePoint issued the foregoing securities in transactions not involving an underwriter and not requiring registration under Section 5 of the Securities Act, in reliance on the exemption afforded by Section 4(a)(2) thereof.

Stock Performance
The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of ChargePoint Holdings, Inc.'s other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent ChargePoint specifically incorporates it by reference into such filing.
The graph below matches ChargePoint Holdings, Inc.'s cumulative total shareholder return on Common Stock with the cumulative total returns of the S&P Midcap 400 index, the S&P Application Software index, and the S&P 500 Technology Hardware, Storage & Peripherals index. The graph tracks the performance of a $100 investment in ChargePoint's Common Stock and in each index (with the reinvestment of all dividends) from September 16, 2019 to January 31, 2022.

COMPARISON OF 28 MONTH CUMULATIVE TOTAL RETURN*
Among ChargePoint Holdings, Inc., the S&P Midcap 400 Index,
the S&P Application Software Index
and the S&P 500 Technology Hardware, Storage & Peripherals Index
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
9/16/19
1/31/2020
1/31/2021
1/31/2022
ChargePoint Holdings, Inc.
S&P Midcap 400
S&P Application Software
S&P 500 Technology Hardware, Storage & Peripherals

*$100 invested on 9/16/19 in stock or 8/31/19 in index, including reinvestment of dividends.
Fiscal year ending January 31.

The stock price performance included in this graph is not necessarily indicative of future price performance.

Company/Index	September 16, 2019	January 31, 2020	January 31, 2021	January 31, 2022
ChargePoint Holdings, Inc.	$100.00	$102.46	$389.96	$141.91
S&P Midcap 400	$100.00	$107.46	$127.30	$145.19
S&P Application Software	$100.00	$117.05	$154.77	$174.16
S&P 500 Technology Hardware, Storage & Peripherals	$100.00	$137.68	$230.27	$307.62
Item 6. [Reserved.]
Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis provides information which ChargePoint’s management believes is relevant to an assessment and understanding of ChargePoint’s consolidated results of operations and financial condition. This section of this Form 10-K discusses fiscal year 2022 and 2021 items and year-to-year comparisons between fiscal year 2022 and 2021. Discussions of fiscal year 2020 items and year-over-year comparisons between fiscal year 2021 and fiscal year 2020 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Form S-1 Registration Statement filed on October 14, 2021. The discussion should be read together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. ChargePoint’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” included under Part I, Item 1 A.
Overview
ChargePoint designs, develops and markets networked EV charging system infrastructure (“Networked Charging Systems”) and cloud-based services which enable consumers the ability to locate, reserve, authenticate and transact EV charging sessions (“Cloud” or “Cloud Services”). As part of ChargePoint’s Networked Charging Systems, subscriptions and other offerings, it provides an open platform that integrates with system hardware from ChargePoint and other manufacturers, connecting systems over an intelligent network that provides real-time information about charging sessions and full control, support and management of the Networked Charging Systems. This network provides multiple web-based portals for charging system owners, fleet managers, drivers and utilities.
ChargePoint generates revenue primarily through the sale of Networked Charging Systems, a Cloud Services subscription and an extended parts and labor warranty subscription (“Assure”), each of which is typically paid for upfront. Assure also includes proactive monitoring, fast response times, expert advice and robust reporting. The ChargePoint as a Service (“CPaaS”) program combines the customer’s use of ChargePoint’s owned and operated systems with Cloud Services, Assure and other benefits available to subscribers into one subscription. ChargePoint targets three key customer markets: commercial, fleet and residential. Commercial customers have parking places largely within their workplaces and includes retail, hospitality and parking lot operators. Fleet includes municipal buses, delivery and work vehicles, port/airport/warehouse and other industrial applications, ride-sharing services, and, is expected to eventually include, autonomous transportation. Residential includes single family homes and multifamily residences.
Since ChargePoint’s inception in 2007, it has been engaged in developing and marketing its Networked Charging Systems, subscriptions and other offerings, raising capital and recruiting personnel. ChargePoint has incurred net operating losses and negative cash flows from operations in every year since its inception. As of January 31, 2022 and 2021, ChargePoint had an accumulated deficit of $811.7 million and $679.4 million, respectively. ChargePoint has funded its operations primarily from sales of its solutions, with proceeds from the issuance of redeemable convertible preferred stock and Common Stock and borrowings under prior loan facilities.
Recent Developments
Closing of Merger
On February 26, 2021 (the “Closing Date”), Switchback Energy Acquisition Corporation (“Switchback”), consummated the previously announced transactions pursuant to which Lightning Merger Sub Inc., a wholly owned subsidiary of Switchback incorporated in the State of Delaware (“Merger Sub”), merged with ChargePoint, Inc., a Delaware corporation (“Legacy ChargePoint”); Legacy ChargePoint survived as a wholly-owned subsidiary of Switchback (the “Merger” and, collectively with the other transactions described in the Merger Agreement, dated as of September 23, 2020, by and among Switchback, Merger Sub and Legacy ChargePoint, the “Merger Agreement”, and such transactions the “Reverse Recapitalization”). On the Closing Date, and in connection with the closing of the Merger (the “Closing”), Switchback changed its name to ChargePoint Holdings, Inc. (“ChargePoint”).
Pursuant to the terms of the Merger Agreement, each stockholder of Legacy ChargePoint received 0.9966 shares of ChargePoint’s common stock, par value $0.0001 per share (the “Common Stock”) and the contingent right to receive as additional merger consideration certain Earnout Shares (as defined below), for each share of Legacy ChargePoint common stock, par value $0.0001 per share, owned by such Legacy ChargePoint stockholder that was outstanding immediately prior to the Closing (other than any shares of Legacy ChargePoint restricted stock). In addition, certain investors purchased an aggregate of 22,500,000 shares of Common Stock (such investors, the “PIPE Investors”) concurrently with the Closing for an aggregate purchase price of $225.0 million. Additionally, at the Closing, after giving effect to the forfeiture contemplated by the Founders Stock Letter (as defined below), each outstanding share of ChargePoint’s Class B common stock, par value $0.0001 per share (“Founder Shares”), was converted into a share of Common Stock on a one-for-one basis and the Founder Shares ceased to exist.
Also at the Closing, NGP Switchback, LLC (the “Sponsor”) exercised its right to convert a portion of the working capital loans made by the Sponsor to Switchback into an additional 1,000,000 Private Placement Warrants at a price of $1.50 per warrant in satisfaction of $1.5 million principal amount of such loans.
During the time period between the Closing and the five-year anniversary of the Closing Date, eligible former equityholders were eligible to receive up to 27,000,000 additional shares of ChargePoint’s Common Stock (the “Earnout Shares”) in the aggregate in three equal tranches if the volume-weighted average closing sale price of the Common Stock is greater than or equal to $15.00, $20.00 and $30.00 for any 10 trading days within any 20 consecutive trading day period (“Earnout Triggering Events”). As discussed below, all three Earnout Triggering Events occurred during the fiscal year ended January 31, 2022.

In addition, pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (1) warrants to purchase shares of capital stock of Legacy ChargePoint were converted into warrants to purchase an aggregate of 38,761,031 shares of Common Stock and the contingent right to receive certain Earnout Shares, (2) options to purchase shares of common stock of Legacy ChargePoint were converted into options to purchase an aggregate of 30,135,695 shares of Common Stock and, with respect to vested options, the contingent right to receive certain Earnout Shares and (3) unvested restricted shares of common stock of Legacy ChargePoint that were outstanding pursuant to the “early exercise” of Legacy ChargePoint options were converted into an aggregate of 345,689 restricted shares of ChargePoint (the “Restricted Shares”).
Earnout Shares
During the time period between the Closing and the five-year anniversary of the Closing Date, eligible former equity holders could receive up to 27,000,000 additional shares of Earnout Shares if the Earnout Triggering Events were met. On March 19, 2021, a total of approximately 18,000,000 shares of Common Stock were released to eligible former equity holders of Legacy ChargePoint pursuant to the Earnout Shares provisions of the Merger Agreement, as the first two Earnout Triggering Events had been met by virtue of the volume-weighted average closing sale price of Common Stock having been greater than or equal to $15.00 and $20.00 for ten (10) trading days out of twenty (20) consecutive trading days following the closing of the Merger. The holders of Legacy ChargePoint common stock (other than restricted stock), warrants and vested options as of the closing of the Merger received their pro rata portion of the Earnout Shares. On July 1, 2021, a total of approximately 9,000,000 shares of Common Stock were released to eligible former equity holders of Legacy ChargePoint pursuant to the Earnout Shares provision of the Merger Agreement, as the third Earnout Triggering Event was met by virtue of the volume-weighted average closing sale price of Common Stock having been greater than or equal to $30.00 for ten (10) trading days out of twenty (20) consecutive trading days following the closing of the Merger.
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
On October 6, 2021, ChargePoint acquired all of the outstanding shares of has•to•be gmbh (“has•to•be” or “HTB”) for $235.0 million, consisting of $132.9 million paid in cash and $102.1 million in the form of 5,695,176 of Common Stock, of which 885,592 shares, valued at $15.9 million, are subject to escrow to secure potential future indemnification claims. Has•to•be is an Austria-based e-mobility provider with a European charging software platform. The acquisition is intended to expand ChargePoint’s market share in Europe.
Key Factors Affecting Operating Results
ChargePoint believes its performance and future success depend on several factors that present significant opportunities for it but also pose risks and challenges, including those discussed below:
Growth in EV Adoption
ChargePoint’s revenue growth is directly tied to the number of passenger and commercial EVs sold, which it believes drives the demand for charging infrastructure. The market for EVs is still rapidly evolving and although demand for EVs has grown in recent years, there is no guarantee of such future demand. Factors impacting the adoption of EVs include but are not limited to: perceptions about EV features, quality, safety, performance and cost; perceptions about the limited range over which EVs may be driven on a single battery charge; volatility in the cost of oil and gasoline; availability of services for EVs; consumers’ perception about the convenience and cost of charging EVs; and increases in fuel efficiency. In addition, macroeconomic factors, including governmental mandates and incentives, could impact demand for EVs, particularly since they can be more expensive than traditional gasoline-powered vehicles and the automotive industry globally has been experiencing a recent decline in sales. Further, geopolitical factors, such as the invasion of the Ukraine by Russia may negatively impact the global automotive supply chain and reduce the manufacturing of automobiles, including EVs. If the market for EVs does not develop as expected or if there is any slow-down or delay in overall EV adoption or manufacturing rates, ChargePoint’s financial condition and results of operations would be negatively impacted and such impact may be material.
Competition
ChargePoint is currently a market leader in North America in the commercial Level 2 Alternating Current (“AC”) charging. ChargePoint also offers AC chargers for use at home or multifamily settings and for fleet applications, and high-power Level 3 Direct Current (“DC”) chargers for fast urban charging, corridor or long-trip charging and fleet applications. ChargePoint intends to expand its market share over time in its product categories, leveraging the network effect of its products and Cloud Services software. Existing competitors may expand their product offerings and sales strategies, and new competitors may enter the market. If ChargePoint’s market share decreases due to increased competition, its financial condition and results of operations in the future may be negatively impacted.

Furthermore, ChargePoint’s success could be negatively impacted if consumers and business choose other types of alternative fuel vehicles or high fuel-economy gasoline powered vehicles.
Europe Expansion

ChargePoint operates in North America and selected countries in Europe. Europe is expected to be a significant contributor to ChargePoint’s revenue in future years. ChargePoint is using a portion of the proceeds from the Merger to increase its sales and marketing activities in Europe. ChargePoint is also positioned to grow its European business through existing partnerships with car leasing companies and its recently closed acquisition of ViriCiti and has•to•be. In Europe, ChargePoint primarily competes with other providers of EV charging station networks. Many of these competitors have limited funding, which could cause poor customer experiences and have a negative impact on overall EV adoption in Europe. ChargePoint’s growth in Europe requires differentiating itself as compared to these existing competitors. If ChargePoint is unable to continue penetrating the market in Europe, its financial condition and results of operations would be negatively impacted.
Fleet Expansion
ChargePoint’s future growth is highly dependent upon fleet applications. Because fleet operators often make large purchases of EVs, volatility may be more pronounced and any significant decline from these customers may have an adverse impact on ChargePoint’s potential for future growth and such impact may be material.
Impact of New Product Releases and Investments in Growth
As ChargePoint introduces new products, such as the release of its Level 3 DC fast charger in fiscal year 2020, its gross margins may be initially negatively impacted by launch costs and lower volumes until it achieves targeted cost reductions. Cost reductions may not occur on the timeline ChargePoint expects due to unanticipated supply chain difficulties. For example, ongoing supply chain challenges and heightened logistic costs related to disruptions caused by COVID-19 and component shortages decreased gross margins in the fiscal year ended January 31, 2022, and ChargePoint expects gross margins will continue to be adversely affected by increased material costs and freight and logistic expenses in fiscal year ending January 31, 2023. In addition, ChargePoint may accelerate its expenditures where it sees growth opportunities, which may impact gross margin until upfront costs and inefficiencies are absorbed and normalized operations are achieved. ChargePoint’s focus on optimizing for customer acquisition and prioritizing an assurance of supply of its products as part of its “land-and-expand” model generally results in gross margin pressure, and ChargePoint’s strategy is to grow such customer relationships over time and develop customers who become a source of ongoing subscription revenue. ChargePoint also continuously evaluates and may adjust its expenditures based on its launch plans for new products, as well as other factors including the pace and prioritization of current projects under development and the addition of new projects. As ChargePoint attains higher revenue, it expects operating expenses as a percentage of total revenue to decrease as it scales and focuses on increasing operational efficiency and process automation.
Government Mandates, Incentives and Programs
The U.S. federal government, certain foreign governments and some state and local governments provide incentives to end users and purchasers of EVs and EV infrastructure in the form of rebates, tax credits and other financial incentives. These governmental rebates, tax credits and other financial incentives significantly lower the effective price of EVs and EV infrastructure to customers. For example, the infrastructure Investment and Jobs Act signed into law on November 15, 2021 would provide additional funding for EVs and EV charging infrastructure through the creation of new programs and grants and the expansion of existing programs, including $7.5 billion for EV charging along highway corridors. However, such incentives take time to be disbursed and to affect actual expenditure decisions. These incentives may also expire on specified dates, end when the allocated funding is no longer available, or be reduced or terminated as a matter of regulatory or legislative policy. For example, the credits under Section 30C of the Internal Revenue Code of 1986, as amended (the “Code”) which benefit investments in EV infrastructure expired on December 31, 2021, and there can be no assurance that the credits under Section 30C of the Code will be extended in the future. Any reduction in rebates, tax credits or other financial incentives could reduce the demand for EVs and for charging infrastructure, including infrastructure ChargePoint offers.
ChargePoint also derives other revenue from fees received for regulatory credits earned for participating in low carbon fuel programs in approved U.S. states. ChargePoint claims these regulatory credits only if they are not claimed by purchasers of its EV charging stations; only a small percentage of its customers currently elect to claim such credits. If a material percentage of its customers were to claim these regulatory credits, ChargePoint’s revenue from this source could decline significantly, which could have an adverse effect on its revenue and overall gross margin. Prior to fiscal year 2021, ChargePoint derived a slight majority of its other revenue from these regulatory credits. However, revenue from this source as a percentage of total revenue has declined recently and may continue to decline over time. Further, the availability of such credits depends on continued governmental support for these programs. If these programs are modified, reduced or eliminated, ChargePoint’s ability to generate this revenue in the future would be adversely impacted.

Supply chain disruptions and COVID-19
In March 2020, the World Health Organization characterized COVID-19 as a pandemic. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 has disrupted ChargePoint’s supply chain and heightened its freight and logistic costs, and has similarly disrupted manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, which has led to fluctuations in EV sales in markets around the world. These ongoing supply chain challenges and heightened logistic costs decreased gross margins in the fiscal year ended January 31, 2022, and ChargePoint expects that gross margins will continue to be adversely affected by increased material costs and freight and logistic expenses in fiscal year ending January 31, 2023.
As a result of the COVID-19 pandemic, ChargePoint initially modified its business practices (including reducing employee travel, recommending that all non-essential personnel work from home and canceling or reducing physical participation in sales activities, meetings, events and conferences), implemented additional safety protocols for essential workers, and implemented temporary cost cutting measures in order to reduce its operating costs. ChargePoint has commenced a “return-to-office” plan, which includes shifting to a hybrid model where employees have flexibility to work from home, ChargePoint has not yet set a return-to-office-date in light of the dynamic nature of the COVID-19 pandemic.The COVID-19 pandemic has resulted in government authorities implementing numerous measures to try to contain the COVID-19 virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders and business shutdowns. While these measures may be relaxed or revised in some areas, there is no guarantee these measures will not be reinstated or resumed due to additional variants of COVID-19 or the inability or ineffectiveness of public health measures to limit the further spread of COVID-19. ChargePoint may take further actions as may be required by government authorities or that it determines are in the best interests of its employees, customers, suppliers, vendors and business partners as the result of the COVID-19 pandemic.
The ultimate full societal and economic impact of the COVID-19 pandemic remains unknown and its duration and extent depend on current and future developments that cannot be accurately predicted. It has already had an adverse effect on the global economy, which have and likely will vary over time and across the geographies in which ChargePoint operates. For example, variations in work-from-home policies can cause fluctuations in ChargePoint’s revenues, and ChargePoint believes that since people are not yet fully back to offices it has not yet seen the full return of commercial customer demand for its products. The conditions caused by the COVID-19 pandemic, such as more permanent work-from-home policies, are likely to continue affecting the rate of global infrastructure spending, and thus to continue to adversely impact ChargePoint’s commercial business and its overall gross margin as ChargePoint’s commercial business contributes higher margins than its residential and fleet businesses. Further, the COVID-19 pandemic could continue to heighten supply chain pricing and logistics expenses and further adversely impact ChargePoint’s gross margins, adversely affect demand for ChargePoint’s platforms, lengthen its product development and sales cycles, reduce the value, renewal rate or duration of subscriptions, negatively impact collections of accounts receivable, reduce expected spending from new customers, cause some of its paying customers to go out of business and limit the ability of its direct sales force to travel to customers and potential customers, all of which could adversely affect ChargePoint’s business, results of operations and financial condition.
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

Other
Other revenue consists of fees received for transferring regulatory credits earned for participating in low carbon fuel programs in approved states, charging related fees received from drivers using charging sites owned and operated by ChargePoint, net transaction fees earned for processing payments collected on driver charging sessions at charging sites owned by its customers, and other professional services. Revenue from regulatory credits is recognized when the regulatory credits are transferred. Revenue from fees for owned and operated sites is recognized over time on a straight-line basis over the performance period of the service contract as ChargePoint has an ongoing obligation to deliver such services. Revenue from driver charging sessions and charging transaction fees is recognized when the charging session or transaction is completed. Revenue from professional services is recognized as the services are rendered.
ChargePoint expects revenue to grow in both Networked Charging Systems and subscriptions due to increased demand in EVs and the related charging infrastructure market.

	For the Year Ended January 31,			Change
	2022	2021	2020	2022 vs 2021		2021 vs 2020
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Networked Charging Systems	$173,850	$91,893	$101,012	$81,957	89.2%	$(9,119)	(9.0)%
Percentage of total revenue	72.1%	62.7%	69.9%
Networked Charging Systems revenue increased for fiscal year ended January 31, 2022 compared to fiscal year 2021 primarily due to a continued increase in demand from customers resulting in higher volumes of systems delivered across ChargePoint’s major product families.

	For the Year Ended January 31,			Change
	2022	2021	2020	2022 vs 2021		2021 vs 2020
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Subscriptions	$53,512	$40,563	$28,930	$12,949	31.9%	$11,633	40.2%
Percentage of total revenue	22.2%	27.7%	20.0%
Subscriptions revenue increased for the fiscal year ended January 31, 2022 compared to fiscal year 2021. The increase was primarily due to the growth in the number of Networked Charging Systems connected to ChargePoint’s network, and contributions from newly acquired companies in Europe.

	For the Year Ended January 31,			Change
	2022	2021	2020	2022 vs 2021		2021 vs 2020
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Other revenue	$13,644	$14,034	$14,573	$(390)	(2.8)%	$(539)	(3.7)%
Percentage of total revenue	5.7%	9.6%	10.1%
Other revenue decreased for the fiscal year ended January 31, 2022 compared to fiscal year 2021 primarily due to newly acquired companies in Europe, partially offset by a continued decrease in regulatory credits transferred.
Cost of Revenue
Networked Charging Systems
ChargePoint uses contract manufacturers to manufacture the substantial majority of its Networked Charging Systems. ChargePoint’s in-house manufacturing is typically limited to initial development units and to early customer samples. ChargePoint’s cost of revenue for the sale of Networked Charging Systems includes the contract manufacturer costs of finished goods and shipping and handling. For ChargePoint’s limited in-house production, cost of revenue for the sale of Networked Charging Systems also includes parts, labor, manufacturing costs, and allocated facilities and information technology expenses. Cost of revenue for the sale of Networked Charging Systems also consists of salaries and related personnel expenses, including stock-based compensation, warranty provisions, depreciation of manufacturing related equipment and facilities, amortization of capitalized internal-use software, and allocated facilities and information technology expenses. As revenue is recognized, ChargePoint accounts for estimated warranty cost as a charge to cost of revenue. The estimated warranty cost is based on historical and predicted product failure rates and repair expenses.

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
Other
Cost of other revenue includes depreciation and other costs for ChargePoint’s owned and operated charging sites, charging related processing charges, salaries and related personnel expenses, including stock-based compensation, as well as costs of professional services.

	For the Year Ended January 31,			Change
	2022	2021	2020	2022 vs 2021		2021 vs 2020
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Cost of Networked Charging Systems revenue	$147,313	$87,083	$105,940	$60,230	69.2%	$(18,857)	(17.8)%
Percentage of total revenue	61.1%	59.4%	73.3%
Cost of Networked Charging Systems revenue increased during the fiscal year ended January 31, 2022 compared to the same period in 2021 primarily due to an increase in the number of Networked Charging Systems delivered.

	For the Year Ended January 31,			Change
	2022	2021	2020	2022 vs 2021		2021 vs 2020
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Cost of Subscriptions revenue	$31,190	$20,385	$16,244	$10,805	53.0%	$4,141	25.5%
Percentage of total revenue	12.9%	13.9%	11.2%
Cost of subscriptions revenue increased during fiscal year ended January 31, 2022 compared to the same period in 2021 primarily due to an increase of customer support personnel cost resulting from headcount increases, including stock-based compensation.

	For the Year Ended January 31,			Change
	2022	2021	2020	2022 vs 2021		2021 vs 2020
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Cost of Other Revenue	$8,970	$6,073	$4,289	$2,897	47.7%	$1,784	41.6%
Percentage of total revenue	3.7%	4.1%	3.0%
Cost of other revenue increased for the fiscal year ended January 31, 2022 compared to the same period in 2021. The increase was primarily related to higher charging related processing fees and depreciation of owned and operated charging sites.
Gross Profit and Gross Margin
Gross profit is revenue less cost of revenue and gross margin is gross profit as a percentage of revenue. ChargePoint offers a range of Networked Charging Systems products which vary widely in selling price and associated gross margin, as for example ChargePoint’s commercial business contributes higher margins than its residential and fleet businesses. Accordingly, ChargePoint’s gross profit and gross margin have varied and are expected to continue to vary from period to period due to revenue levels; geographic, vertical and product mix; new product introductions, and its efforts to optimize its operations and supply chain.
In the long term, improvements in ChargePoint’s gross profit and gross margin will depend on its ability to continue to optimize its operations and supply chain as it increases its revenue. However, at least in the short term, as ChargePoint continues to optimize for customer acquisition and prioritize assurance of supply of its products as part of the “land-and-expand” model, launches new Networked Charging Systems products, grows its presence in Europe where it has not yet achieved economies of scale, and expands its solutions for its fleet customers, it expects gross margin to experience pressure and variability from period to period. In addition, ChargePoint expects gross margins will continue to be adversely affected by increased material costs, freight and logistic expenses as a result of ongoing worldwide supply chain disruptions and related measures.

	For the Year Ended January 31,			Change
	2022	2021	2020	2022 vs 2021		2021 vs 2020
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Gross Profit	$53,533	$32,949	$18,042	$20,584	62.5%	$14,907	82.6%
Gross Margin	22.2%	22.5%	12.5%
Gross profit increased for the fiscal year ended January 31, 2022 compared to the same period in 2021 primarily due to an increase in Networked Charging Systems sales that resulted from an increase in the number of Networked Charging Systems delivered.
Gross margin slightly decreased for the fiscal year ended January 31, 2022 compared to the same period in 2021 as margins on Networked Charging Systems sales from improved manufacturing efficiencies were offset by lower subscription revenue margins primarily due to an increase in stock-based compensation expense.
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

	For the Year Ended January 31,			Change
	2022	2021	2020	2022 vs 2021		2021 vs 2020
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Research and Development Expenses	$145,043	$75,017	$69,464	$70,026	93.3%	$5,553	8.0%
Percentage of total revenue	60.2%	51.2%	48.1%
Research and development expenses increased during the fiscal year ended January 31, 2022 compared to the same period in 2021 and was primarily attributable to a $23.7 million increase in stock-based compensation expense from restricted stock unit (“RSU”) grants, a $22.7 million increase in salary and bonus expenses due to headcount growth, a $11.8 million increase in engineering materials and services costs, a $3.3 million increase in consulting services, as well as a $4.1 million increase in allocated costs.
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

	For the Year Ended January 31,			Change
	2022	2021	2020	2022 vs 2021		2021 vs 2020
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Sales and marketing expenses	$92,550	$53,002	$56,997	$39,548	74.6%	$(3,995)	(7.0)%
Percentage of total revenue	38.4%	36.2%	39.4%
Sales and marketing expenses increased during the fiscal year ended January 31, 2022 compared to the same period in 2021 primarily attributable to a $18.1 million increase in salary, bonus and commissions due to headcount growth, a $7.7 million increase in stock-based compensation expense resulting mainly from RSU grants, a $3.2 million increase in amortization expense mainly due to acquired customer relationship intangible assets from business combinations, a $2.8 million increase in marketing expense, and a $2.0 million increase in consulting expense.
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

	For the Year Ended January 31,			Change
	2022	2021	2020	2022 vs 2021		2021 vs 2020
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
General and administrative expenses	$81,380	$25,922	$23,945	$55,458	213.9%	$1,977	8.3%
Percentage of total revenue	33.8%	17.7%	16.6%
General and administrative expenses increased during the fiscal year ended January 31, 2022 compared to the same period in 2021 primarily attributable to a $27.4 million increase in stock-based compensation expense resulting from RSU grants and stock option grants, a $7.6 million increase in salary expense due to headcount growth, a $11.1 million increase in professional services fees related to acquisitions and expenses associated with an underwritten secondary offering of shares held by certain selling stockholders in July 2021, a $2.1 million increase in ViriCiti Earnout liability and a $9.0 million increase in consulting expenses.
Interest Income
Interest income consists primarily of interest earned on ChargePoint’s cash, cash equivalents and short-term investments.

	For the Year Ended January 31,			Change
	2022	2021	2020	2022 vs 2021		2021 vs 2020
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Interest income	$98	$315	$3,245	$(217)	(68.9)%	$(2,930)	(90.3)%
Percentage of total revenue	—%	0.2%	2.2%
Interest income decreased during fiscal year ended January 31, 2022 compared to the same period in 2021 reflective of the low-interest rate environment.
Interest Expense
Interest expense consists primarily of the interest on ChargePoint’s term loan, which was paid off in March 2021.

	For the Year Ended January 31,			Change
	2022	2021	2020	2022 vs 2021		2021 vs 2020
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Interest expense	$(1,502)	$(3,253)	$(3,544)	$1,751	(53.8)%	$291	(8.2)%
Percentage of total revenue	(0.6)%	(2.2)%	(2.5)%
Interest expense decreased during the fiscal year ended January 31, 2022 compared to the same period in 2021 primarily due to repayment of ChargePoint’s 2018 term loan facility (the “2018 Loan”) in March 2021. As of January 31, 2022, ChargePoint had no outstanding loans.

Change in Fair Value of Redeemable Convertible Preferred Stock Warrant Liability
Redeemable convertible preferred stock warrant liability is subject to remeasurement to fair value at each balance sheet date. Changes in fair value of redeemable convertible preferred stock warrant liability are recognized in the consolidated statements of operations. ChargePoint adjusts the liability for changes in fair value until the earlier of the exercise or expiration of the warrants and conversion of redeemable convertible preferred stock into Common Stock.

	Year Ended January 31,			Year-over-Year Change
	2022	2021	2020	2022 to 2021		2021 to 2020
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Changes in fair value of redeemable convertible preferred stock warrant liability	$9,237	$(73,125)	$(875)	$82,362	(112.6)%	$(72,250)	8257.1%
Percentage of total revenue	3.8%	(49.9)%	(0.6)%
The change in fair value of redeemable convertible preferred stock warrant liability during fiscal year ended January 31, 2022 compared to the same period in 2021 was primarily due to changes in the fair value of Legacy ChargePoint’s redeemable convertible preferred stock through the date of the Merger. As of January 31, 2022, ChargePoint had no outstanding redeemable convertible preferred stock warrant liabilities.
Change in Fair Value of Contingent Earnout Liability
Contingent earnout liability was accounted for as a liability as of the date of the Merger and remeasured to fair value until the Earnout Triggering Events were met for the first two tranches in March 2021 and the corresponding Earnout Shares were issued. In March 2021, the remaining earnout liability for the third tranche converted to be accounted for as equity. The Earnout Triggering Event was met for the third and final tranche in June 2021, and in July 2021, the remaining Earnout Shares were issued.

	Year Ended January 31,			Year-over-Year Change
	2022	2021	2020	2022 to 2021		2021 to 2020
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Changes in fair value of earnout liability	$84,420	$—	$—	$84,420	100.0%	$—	—%
Percentage of total revenue	35.0%	—%	—%
ChargePoint recognized an increase in fair value of contingent earnout liability of $84.4 million for the fiscal year ended January 31, 2022 due to the decrease in the fair value of ChargePoint’s Common Stock after consummation of the Merger.
Transaction Costs Expensed
Transaction costs consist of legal, accounting, banking fees and other costs that were directly related to the consummation of the Merger. Transaction costs related to the issuance of shares were recognized in stockholders’ equity (deficit) while costs associated with the warrant liabilities and non-capitalized amounts were expensed in the consolidated statements of operations upon the completion of the Merger on February 26, 2021.

	Year Ended January 31,			Year-over-Year Change
	2022	2021	2020	2022 to 2021		2021 to 2020
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Transaction costs expensed	$(7,031)	$—	$—	$(7,031)	100.0%	$—	—%
Percentage of total revenue	(2.9)%	—%	—%
During the fiscal year ended January 31, 2022, ChargePoint expensed $7.0 million out of $36.5 million total transaction costs that related to the warrant liabilities assumed as part of the Merger.
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign currency transaction gains and losses.

	Year Ended January 31,			Year-over-Year Change
	2022	2021	2020	2022 to 2021		2021 to 2020
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Other income (expense), net	$(2,775)	$229	$(565)	$(3,004)	(1311.8)%	$794	(140.5)%
Percentage of total revenue	(1.2)%	0.2%	(0.4)%
Other income (expense), net changed from $0.2 million during the year ended January 31, 2021 to $(2.8) million during the year ended January 31, 2022 due to unfavorable changes in foreign exchange rates.
Provision for Income Taxes
ChargePoint’s provision for income taxes consists of federal, state and foreign income taxes based on enacted federal, state and foreign tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. Due to the level of historical losses, ChargePoint maintains a valuation allowance against U.S. federal and state deferred tax assets as it has concluded it is more likely than not that these deferred tax assets will not be realized.

	Year Ended January 31,			Year-over-Year Change
	2022	2021	2020	2022 to 2021		2021 to 2020
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Provision (benefit) for income taxes	$(2,930)	$198	$224	$(3,128)	(1579.8)%	$(26)	(11.6)%
Percentage of loss before provision (benefit) for income taxes	2.2%	(0.1)%	(0.2)%
The benefit for income taxes increased during the fiscal year ended January 31, 2022 as compared to the same period in 2021 due to valuation allowance release and losses from the acquisitions in the current year.
Liquidity and Capital Resources
Sources of Liquidity
ChargePoint has incurred net losses and negative cash flows from operations since its inception, which it anticipates will continue for the foreseeable future. To date, ChargePoint has funded its business and the acquisitions of ViriCiti and HTB primarily with proceeds from the issuance of redeemable convertible preferred stock, proceeds from the Merger, proceeds from warrant and option exercises for cash and from customer payments. As of January 31, 2022 and 2021, ChargePoint had cash, cash equivalents and restricted cash of $315.6 million and $145.9 million, respectively. ChargePoint believes that its cash on hand and cash generated from sales to customers will satisfy its working capital and capital requirements for at least the next twelve months.
From inception to January 31, 2022, ChargePoint has raised aggregate net cash proceeds of $615.7 million from the sale of shares of redeemable convertible preferred stock and $479.2 million from the Merger and the concurrent purchase by certain investors of shares of Common Stock pursuant to separate subscription agreements (the “PIPE financing”). During the fiscal year ended January 31, 2022, ChargePoint received $118.9 million in proceeds from warrant exercises.
In March 2021, ChargePoint repaid the entire 2018 Loan balance of $35.0 million plus accrued interest and prepayment fees of $1.2 million. As of January 31, 2022, ChargePoint had no outstanding loans.
Long-Term Liquidity Requirements
Until ChargePoint can generate sufficient revenue to cover its cost of sales, operating expenses, working capital and capital expenditures, it expects to primarily fund cash needs through a combination of equity and debt financing. If ChargePoint raises funds by issuing equity securities or debt securities convertible into equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of Common Stock. If ChargePoint raises funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of Common Stockholders. The terms of debt securities or borrowings could impose significant restrictions on ChargePoint’s operations. The capital markets have in the past, and may in the future, experience periods of higher volatility that could impact the availability and cost of equity and debt financing.
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
Cash Flows
For the Fiscal Years Ended January 31, 2022, 2021 and 2020
The following table sets forth a summary of ChargePoint’s cash flows for the periods indicated:

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(157,178)	$(91,846)	$(87,936)
Investing activities	(221,740)	35,530	(61,899)
Financing activities	549,687	128,913	17,158
Effects of exchange rates on cash, cash equivalents, and restricted cash	(1,025)	141	132
Net increase (decrease) in cash, cash equivalents and restricted cash	$169,744	$72,738	$(132,545)
Net Cash Used in Operating Activities
During the year ended January 31, 2022, net cash used in operating activities was $157.2 million, consisting primarily of a net loss of $132.2 million and non-cash charges of $42.0 million, partially offset by a change in operating assets and liabilities of $17.1 million. The non-cash charges consisted primarily of a $84.4 million change in the fair value of contingent earnout liability and a $57.1 million change in the fair value of warrant liabilities, offset by a $67.3 million stock-based compensation expense, a $16.5 million depreciation and amortization, and $7.0 million transaction costs related to the consummation of the Merger. The change in operating assets and liabilities was mainly driven by increases in deferred revenue of $55.3 million, accrued and other liabilities of $21.6 million and accounts payable of $7.9 million, partially offset by an increase in accounts receivable of $38.4 million and prepaid expenses and other assets of $23.9 million and a decrease in operating lease liabilities of $3.5 million.
During the year ended January 31, 2021, net cash used in operating activities was $91.8 million, consisting primarily of a net loss of $197.0 million, partially offset by a decrease in net operating assets of $10.2 million and non-cash charges of $95.0 million. The decrease in net operating assets was due to a $17.2 million increase in deferred revenue, a $11.6 million increase in accrued and other liabilities and a $3.3 million decrease in accounts receivable, net due to increased collections, largely offset by a $8.9 million increase in prepaid expenses and other assets, a $9.6 million increase in inventory, a $2.8 million decrease in operating lease liabilities and a $0.5 million decrease in accounts payable. The non-cash charges primarily consisted of a $73.1 million change in the fair value of redeemable convertible preferred stock warrant liability, $10.1 million of depreciation and amortization expense, $4.9 million of stock-based compensation expense and $3.8 million of non-cash operating lease cost.
Net Cash Provided By (Used In) Investing Activities
During the year ended January 31, 2022, net cash used in investing activities was $221.7 million consisting of cash paid for acquisitions, net of cash acquired, of $205.3 million and purchases of property and equipment of $16.4 million.
During the year ended January 31, 2021, net cash provided by investing activities was $35.5 million, consisting of maturities of investments of $47.0 million, partially offset by purchases of property and equipment of $11.5 million.

Net Cash Provided by Financing Activities
During the year ended January 31, 2022, net cash provided by financing activities was $549.7 million, consisting of net proceeds from the Merger and PIPE financing of $511.6 million, proceeds from the exercise of warrants of $118.9 million and proceeds from exercises of vested and unvested stock options of $4.9 million and change in driver funds and amounts due to customers of $3.7 million, partially offset by repayment of borrowings of $36.1 million, payment of transaction costs related to the Merger of $32.5 million and payment of tax withholding obligations on settlement of earnout shares of $20.9 million.
During the year ended January 31, 2021, net cash provided by financing activities was $128.9 million, consisting of net proceeds from the issuance of Legacy ChargePoint redeemable convertible preferred stock of $95.5 million, proceeds from the issuance of Legacy ChargePoint common stock warrants of $31.5 million and proceeds from exercises of vested and unvested stock options of $5.9 million, partially offset by $4.0 million of payment of deferred transaction costs.
Contractual Obligations and Commitments
ChargePoint’s material cash requirements include the following contractual obligations and commitments as of January 31, 2022. For more information regarding ChargePoint’s other contractual obligations, refer to Note 8 to its consolidated financial statements included elsewhere in this Annual Report.
Operating Lease Obligations
ChargePoint has operating lease obligations for office spaces and data centers. As of January 31, 2022, ChargePoint had lease payment obligations, net of sublease income, of $38.0 million, with $6.3 million payable within twelve months.
Purchase Commitments
ChargePoint enters into purchase commitments that include purchase orders and agreements in the normal course of business with contract manufacturers, parts manufacturers, vendors for research and development services and outsourced services.
The purchase commitments as of January 31, 2022 was $167.0 million, with $165.4 million payable within 12 months.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of ChargePoint’s financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires ChargePoint to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. ChargePoint’s estimates are based on its historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.
While ChargePoint’s significant accounting policies are described in more detail in Note 2 to its consolidated financial statements included elsewhere in this Annual Report, it believes the following accounting policies and estimates to be most critical to the preparation of its consolidated financial statements.
Revenue Recognition
ChargePoint recognizes revenue using the five-step model in determining revenue recognition: (a) identification of the contract, or contracts, with a customer; (b) identification of the performance obligations in the contract; (c) determination of the transaction price; (d) allocation of the transaction price to the performance obligations in the contract; and (e) recognition of revenue when, or as, it satisfies a performance obligation.
ChargePoint enters into contracts with customers that regularly include promises to transfer multiple products and services, such as charging systems, software subscriptions, extended maintenance, and professional services. For arrangements with multiple products and services, ChargePoint evaluates whether the individual products and services qualify as distinct performance obligations. In ChargePoint’s assessment of whether products and services are a distinct performance obligation, it determines whether the customer can benefit from the product or service on its own or with other readily available resources and whether the service is separately identifiable from other products or services in the contract. This evaluation requires ChargePoint to assess the nature of each of its Networked Charging Systems, subscriptions and other offerings and how they are provided in the context of the contract, including whether they are significantly integrated which may require judgment based on the facts and circumstances of the contract.

The transaction price for each contract is determined based on the amount ChargePoint expects to be entitled to receive in exchange for transferring the promised products or services to the customer. Collectability of revenue is reasonably assured based on historical evidence of collectability of fees ChargePoint charges its customers. The transaction price in the contract is allocated to each distinct performance obligation in an amount that represents the relative amount of consideration expected to be received in exchange for satisfying each performance obligation. Revenue is recognized when performance obligations are satisfied. Revenue is recorded based on the transaction price excluding amounts collected on behalf of third parties such as sales taxes, which are collected on behalf of and remitted to governmental authorities, or driver fees,which are collected on behalf of customers who offer public charging for a fee.
When agreements involve multiple distinct performance obligations, ChargePoint accounts for individual performance obligations separately if they are distinct. ChargePoint applies significant judgment in identifying and accounting for each performance obligation, as a result of evaluating terms and conditions in contracts. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. ChargePoint determines SSP based on observable standalone selling price when it is available, as well as other factors, including the price charged to its customers, its discounting practices and its overall pricing objectives, while maximizing observable inputs. In situations where pricing is highly variable, or a product is never sold on a stand-alone basis, ChargePoint estimates the SSP using the residual approach.
Areas of Judgment and Estimates
Determining whether the Networked Charging Systems, Cloud, Assure and professional services are considered distinct performance obligations that should be accounted for separately or as a single performance obligation requires significant judgment. In reaching its conclusion, ChargePoint assesses the nature of each individual service offering and how the services are provided in the context of the contract, including whether the services are significantly integrated, which may require judgment based on the facts and circumstances of the contract.
Determining the relative SSP for contracts that contain multiple performance obligations requires significant judgment. ChargePoint determines SSP using observable pricing when available, which takes into consideration market conditions and customer specific factors while maximizing observable inputs. When observable pricing is not available, ChargePoint first allocates to the performance obligations with established SSPs and then applies the residual approach to allocate the remaining transaction price.
Inventory
Inventory is stated at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Inventory levels are analyzed periodically and written down to their net realizable value if they have become obsolete, have a cost basis in excess of expected net realizable value or are in excess of expected demand. ChargePoint analyzes current and future product demand relative to the remaining product life to identify potential excess inventories. These forecasts of future demand are based upon historical trends and adjusted for overall market conditions. Inventory write-downs are measured as the difference between the cost of the inventory and its net realizable value, and charged to inventory reserves, which is a component of cost of revenue. At the point of the loss recognition, a new, lower cost basis for those inventories is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
Business Combination
Business combinations are accounted for under the acquisition method. Assets acquired and liabilities assumed as part of a business acquisition are generally recorded at their estimated fair value at the date of acquisition. The excess of purchase price over the amount allocated to the assets acquired and liabilities assumed, if any, is recorded as goodwill. In determining the fair value of assets acquired, including intangible assets, and liabilities assumed, ChargePoint utilizes a variety of methods. Each asset acquired and liability assumed is measured at fair value from the perspective of a market participant. The method used to estimate the fair values of intangible assets incorporates significant estimates and assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant’s use of the asset, future cash inflows and outflows, probabilities of success, asset lives and the appropriate discount rates. This judgment and determination affects the amount of consideration paid that is allocated to assets acquired and liabilities assumed in the business purchase transaction.The Company engages third-party appraisal firms to assist in determining fair value of assets acquired and liabilities assumed when appropriate.
During the remeasurement period, which extends no later than one year from the acquisition date, ChargePoint may record certain adjustments to the carrying value of the assets acquired and liabilities assumed with a corresponding offset to goodwill.
Stock-based Compensation
Determining the grant date fair value of options using the Black-Scholes option-pricing model requires management to make certain assumptions and judgments. These estimates involve inherent uncertainties, and, if different assumptions had been used, stock-based compensation expense could have been materially different from the amounts recorded. Stock-based compensation is measured at the grant date, based on the fair value of the award and is recognized as an expense, net of estimated forfeitures, on a straight-line basis over the requisite service period. ChargePoint estimates the forfeiture rate based on the historical experience at the date of grant and revises it, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For performance-based stock options issued, the value of the award is measured at the grant date as the fair value of the award and is expensed over the requisite service period, using the accelerated attribution method, once the performance condition becomes probable of being achieved. These inputs are subjective and generally required significant analysis and judgment to develop.
The determination of the grant date fair value of stock option awards issued is affected by a number of variables, including the fair value of ChargePoint’s underlying Common Stock, expected Common Stock price volatility over the term of the option award, the expected term of the award, risk-free interest rates, and the expected dividend yield of ChargePoint Common Stock.
•Fair value of the underlying common stock: For the fiscal year ended January 31, 2021 and 2020, the absence of a public market for Legacy ChargePoint’s common stock required its board of directors to estimate the fair value of its common stock for purposes of granting options and for determining stock-based compensation expense by considering several objective and subjective factors, including contemporaneous third-party valuations, actual and forecasted operating and financial results, market conditions and performance of comparable publicly traded companies, developments and milestones in Legacy ChargePoint, the rights and preferences of common and redeemable convertible preferred stock, and transactions involving the Legacy ChargePoint’s stock. The fair value of the Legacy ChargePoint’s common stock was determined in accordance with applicable elements of the American Institute of Certified Public Accountants guide, Valuation of Privately Held Company Equity Securities Issued as Compensation.
•Expected volatility (Stock Options): As Legacy ChargePoint was not publicly traded, the expected volatility for Legacy ChargePoint’s stock options were determined by using an average of historical volatilities of selected industry peers deemed to be comparable to the Legacy ChargePoint’s business corresponding to the expected term of the awards. The Company did not grant any options during the year ended January 31, 2022.
•Expected volatility (Employee Stock Purchase Plan): The expected volatility for employee stock purchase plan was determined by using a blended volatility approach of peer volatility and implied volatility. Peer volatility was calculated as the average of historical volatilities of selected industry peers deemed to be comparable to ChargePoint’s business corresponding to the expected term of the awards.
•Risk-free interest rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities corresponding to the expected term of the awards.
•Expected dividend yield: The expected dividend rate is zero as ChargePoint currently has no history or expectation of declaring dividends on its Common Stock.
•Expected term: The expected term represented the period these stock awards were expected to remain outstanding and is based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules, and expectations of future employee behavior.
Common Stock Valuation
The fair value of Legacy ChargePoint common stock has historically been determined by the Board with the assistance of management.
In the absence of a public trading market for Legacy ChargePoint Common Stock, on each grant date, Legacy ChargePoint developed an estimate of the fair value of Legacy ChargePoint common stock based on the information known on the date of grant, upon a review of any recent events and their potential impact on the estimated fair value per share of ChargePoint Common Stock, and in part on input from contemporaneous third- party valuations.
ChargePoint’s valuations of Legacy ChargePoint Common Stock was determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.
The assumptions used to determine the estimated fair value of Legacy ChargePoint Common Stock are based on numerous objective and subjective factors, combined with management’s judgment, including:
•contemporaneous third-party valuations of its common stock;
•external market conditions affecting the EV industry and trends within the industry;
•the rights, preferences and privileges of Legacy ChargePoint redeemable convertible preferred stock relative to those of Legacy ChargePoint Common Stock;

•the prices at which it sold shares of Legacy ChargePoint redeemable convertible preferred stock and Legacy ChargePoint Common Stock;
•the prices paid in secondary transactions involving its capital stock and the facts and circumstances of each transaction to determine the extent to which they represented a fair value exchange, such as transaction volume, timing, whether the transactions occurred among willing and unrelated parties, and whether the transactions involved investors with access to its financial information;
•its financial condition and operating results, including its levels of available capital resources;
•the progress of its research and development efforts and its stage of development and business strategy;
•the likelihood of achieving a liquidity event, such as an initial public offering or a sale of Legacy ChargePoint given prevailing market conditions;
•the history and nature of its business, industry trends and competitive environment;
•the lack of marketability of Legacy ChargePoint Common Stock;
•equity market conditions affecting comparable public companies; and
•general U.S. and global market conditions.
In determining the fair value of Legacy ChargePoint Common Stock, Legacy ChargePoint established the enterprise value of its business using the market approach and the income approach. Legacy ChargePoint also estimated the enterprise value by reference to the closest round of equity financing preceding the date of the valuation if such financing took place around the valuation date. Under the income approach, forecasted cash flows are discounted to the present value at a risk-adjusted discount rate. The valuation analyses determine discrete free cash flows over multiple years based on forecasted financial information provided by its management and a terminal value for the residual period beyond the discrete forecast, which are discounted at its estimated weighted-average cost of capital to estimate its enterprise value. Under the market approach, a group of guideline publicly-traded companies with similar financial and operating characteristics to Legacy ChargePoint were selected, and valuation multiples based on the guideline public companies’ financial information and market data were calculated. Based on the observed valuation multiples, an appropriate multiple was selected to apply to Legacy ChargePoint’s historical and forecasted revenue results.
In allocating the equity value of Legacy ChargePoint’s business among the various classes of equity securities prior to July 2020, it used the option pricing model (“OPM”) method, which models each class of equity securities as a call option with a unique claim on its assets. The OPM treats Legacy ChargePoint Common Stock and redeemable convertible preferred stock as call options on an equity value with exercise prices based on the liquidation preference of its redeemable convertible preferred stock. The common stock is modeled as a call option with a claim on the equity value at an exercise price equal to the remaining value immediately after its redeemable convertible preferred stock is liquidated. The exclusive reliance on the OPM until July 2020 was appropriate when the range of possible future outcomes was difficult to predict and resulted in a highly speculative forecast.
Since July 2020, Legacy ChargePoint used a hybrid method utilizing a combination of the OPM and the probability weighted expected return method (“PWERM”). The PWERM is a scenario-based methodology that estimates the fair value of common stock based upon an analysis of future values for Legacy ChargePoint, assuming various outcomes. The common stock value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of shares. The future value of the common stock under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common stock. Legacy ChargePoint considered three different scenarios: (a) a transaction with a SPAC, (b) remaining a private company and (c) an acquisition by another company. Under the hybrid method, Legacy ChargePoint used the OPM, the if-converted method, and the liquidation method to allocate the equity value of its business among the various classes of stock. The if-converted method presumes that all shares of Legacy ChargePoint redeemable convertible preferred stock convert into Legacy ChargePoint Common Stock based upon their conversion terms and differences in the rights and preferences of the share of Legacy ChargePoint redeemable convertible preferred stock are ignored. The liquidation method presumes payment of proceeds in accordance with the liquidation terms of each class of stock.
After the allocation to the various classes of equity securities, a discount for lack of marketability (“DLOM”) was applied to arrive at a fair value of common stock. A DLOM was meant to account for the lack of marketability of a stock that was not publicly traded. In making the final determination of common stock value, consideration was also given to recent sales of common stock.
Application of these approaches and methodologies involves the use of estimates, judgments and assumptions that are highly complex and subjective, such as those regarding Legacy ChargePoint’s expected future revenue, expenses and future cash flows, discount rates, market multiples, the selection of comparable public companies and the probability of and timing associated with possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impacted Legacy ChargePoint’s valuations as of each valuation date and may have had a material impact on the valuation of Legacy ChargePoint Common Stock.

Income Taxes
ChargePoint utilizes the asset and liability method in accounting for income taxes. Deferred tax assets and liabilities reflect the estimated future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax expense or benefit is the result of changes in the deferred tax asset and liability. Valuation allowances are established when necessary to reduce deferred tax assets where it is more likely than not that the deferred tax assets will not be realized. ChargePoint makes estimates, assumptions and judgments to determine its provision for its income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. ChargePoint assesses the likelihood that its deferred tax assets will be recovered from future taxable income, and to the extent it believes that recovery is not likely, it establishes a valuation allowance.
ChargePoint recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to unrecognized tax benefits which, have not been material, are recognized within provision for income taxes.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding recently issued accounting pronouncements.
Emerging Growth Company Accounting Election
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable.
Prior to January 31, 2022, ChargePoint was an “emerging growth company” as defined in Section 2(A) of the Securities Act of 1933, as amended, and elected to take advantage of the benefits of this extended transition period for new or revised financial accounting standards. ChargePoint had taken advantage of the benefits of the extended transition period, although it may have decided to early adopt such new or revised standards to the extent permitted by such standards. In addition, ChargePoint relied on other exemptions and reduced reporting requirements provided by the JOBS Act. This may make it difficult or impossible to compare ChargePoint financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

Effective January 31, 2022, ChargePoint exited its emerging growth company status and met the definition of a large accelerated filer, as defined under Rule 12-b-2 of the Exchange Act. The accommodation afforded to an emerging growth company will no longer apply.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
ChargePoint is exposed to market risk for changes in interest rates. ChargePoint had cash, cash equivalents and restricted cash totaling $315.6 million as of January 31, 2022. Cash equivalents were invested primarily in money market funds. ChargePoint’s investment policy is focused on the preservation of capital and supporting its liquidity needs. Under the policy, ChargePoint invests in highly rated securities, issued by the U.S. government or liquid money market funds. ChargePoint does not invest in financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments. ChargePoint utilizes external investment managers who adhere to the guidelines of its investment policy. A hypothetical 10% change in interest rates would not have a material impact on the value of ChargePoint’s cash and cash equivalents.
Foreign Currency Risk
ChargePoint has foreign currency risks related to its revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the euro, causing both its revenue and its operating results to be impacted by fluctuations in the exchange rates.

Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies impact ChargePoint’s net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 10% would not result in a material foreign currency loss on foreign-denominated balances, as of January 31, 2022. As ChargePoint’s foreign operations expand, its results may be more materially impacted by fluctuations in the exchange rates of the currencies in which it does business.
At this time, ChargePoint does not enter into financial instruments to hedge its foreign currency exchange risk, but it may in the future.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ChargePoint Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ChargePoint Holdings, Inc. and its subsidiaries (the “Company”) as of January 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholder’s equity (deficit) and of cash flows for each of the three years in the period ended January 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to the Company not designing and maintaining (i) an effective control environment, specifically an insufficient complement of personnel with an appropriate degree of accounting knowledge, experience and training to appropriately analyze, record and disclose accounting matters; (ii) formal accounting policies, procedures and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including accounting for complex features associated with warrants, segregation of duties and adequate controls related to the preparation and review of journal entries; (iii) effective controls over the review of the inputs and assumptions used in the valuation of intangible assets acquired in a business combination; and (iv) effective controls over certain information technology general controls for information systems that are relevant to the preparation of the Company’s consolidated financial statements, including effective controls over program change management, user access and program development.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the January 31, 2022 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded ViriCiti Group B.V. (“ViriCiti”) and has•to•be gmbh (“HTB”) from its assessment of internal control over financial reporting as of January 31, 2022 because they were acquired by the Company in purchase business combinations during fiscal 2022. We have also excluded ViriCiti and HTB from our audit of internal control over financial reporting. ViriCiti and HTB are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent 1.7% and 2.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 31, 2022.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Consolidated Financial Statements – Impact of Personnel and Controls Related to Financial Reporting

The completeness and accuracy of the consolidated financial statements, including the financial condition, results of operations and cash flows, is dependent on, in part, (i) maintaining a sufficient complement of personnel with an appropriate degree of accounting knowledge, experience and training to appropriately analyze, record and disclose accounting matters; (ii) designing and maintaining formal accounting policies, procedures and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including accounting for complex features associated with warrants, segregation of duties, and adequate controls related to the preparation and review of journal entries; and (iii) designing and maintaining controls over information technology general controls for information systems that are relevant for the Company’s financial statements, including controls over program change management, user access and program development.

The principal considerations for our determination that the consolidated financial statements - impact of personnel and controls related to financial reporting is a critical audit matter are a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to business processes that affect substantially all financial statement account balances and disclosures. As described in the preceding paragraph and the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, material weaknesses were identified as of January 31, 2022 related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall audit opinion on the consolidated financial statements. These procedures included, among others, evaluating and determining the nature and extent of audit procedures performed and evidence obtained that are responsive to the material weaknesses identified. These procedures also included (i) evaluating whether segregation of duties was maintained over the preparation and recording of journal entries; (ii) testing the accounting and disclosures over complex features associated with warrants; (iii) testing the valuation of certain acquired intangible assets; and (iv) manually testing the completeness and accuracy of system reports or other information generated by the Company’s information systems.

Valuation of Customer Relationships Relating to the Acquisition of HTB

As described in Notes 2 and 4 to the consolidated financial statements, on October 6, 2021, the Company acquired all of the outstanding shares of HTB for approximately $235.0 million. Acquired customer relationships were $78.7 million. The fair value assigned to customer relationships was determined by management using the income approach, specifically using the multi-period excess earnings method. Determining the fair value requires management to use significant judgment and estimates, and the significant assumptions used included revenue, cost of revenue and operating expenses attributable to the asset, retention rate, applicable tax rate, contributory asset charges, the discount rate, and the tax amortization benefit.

The principal considerations for our determination that performing procedures relating to the valuation of customer relationships relating to the acquisition of HTB is a critical audit matter are (i) the significant judgment by management when determining the fair value of the customer relationships acquired; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to revenue, cost of revenue and operating expenses attributable to the asset, retention rate, contributory asset charges, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) reading the purchase agreement; (ii) testing management’s process for determining the fair value of the customer relationships; (iii) evaluating the appropriateness of the multi-period excess earnings method; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to revenue, cost of revenue and operating expenses attributable to the asset, retention rate, contributory asset charges, and the discount rate. Evaluating management’s significant assumptions related to the revenue, cost of revenue and operating expenses attributable to the asset and retention rate involved considering (i) the current and past performance of the HTB business; (ii) consistency with external market and industry data; and (iii) whether these significant assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s multi-period excess earnings method and (ii) the reasonableness of the contributory asset charge and the discount rate significant assumptions.

/s/ PricewaterhouseCoopers LLP

San Jose, California
April 4, 2022

We have served as the Company’s auditor since 2016.

ChargePoint Holdings, Inc.
Consolidated Balance Sheets
January 31, 2022 and 2021
(in thousands, except share and per share data)

	January 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$315,235	$145,491
Restricted cash	400	400
Accounts receivable, net of allowance of $5,584 as of January 31, 2022 and $2,000 as of January 31, 2021	75,939	35,075
Inventories	35,879	33,592
Prepaid expenses and other current assets	36,603	12,074
Total current assets	464,056	226,632
Property and equipment, net	34,593	29,988
Intangible assets, net	107,209	—
Operating lease right-of-use assets	25,535	21,817
Goodwill	218,484	1,215
Other assets	6,020	10,468
Total assets	$855,897	$290,120
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$27,576	$19,784
Accrued and other current liabilities	84,328	47,162
Deferred revenue	77,142	40,934
Debt, current	—	10,208
Total current liabilities	189,046	118,088
Deferred revenue, noncurrent	69,666	48,896
Debt, noncurrent	—	24,686
Operating lease liabilities	25,370	22,459
Deferred tax liabilities	17,697	—
Redeemable convertible preferred stock warrant liability	—	75,843
Other long-term liabilities	7,104	972
Total liabilities	308,883	290,944
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock: $0.0001 par value; zero and 185,180,248 shares authorized as of January 31, 2022 and 2021, respectively; zero and 182,934,257 shares issued and outstanding as of January 31, 2022 and 2021, respectively (liquidation value: nil and $710,347 as of January 31, 2022 and 2021, respectively)	—	615,697
Stockholders' equity (deficit):
Common stock: $0.0001 par value; 1,000,000,000 and 299,771,284 shares authorized as of January 31, 2022 and 2021, respectively; 334,760,615 and 22,961,032 shares issued and outstanding as of January 31, 2022 and 2021, respectively	33	2
Preferred stock, $0.0001 par value; 10,000,000 and zero shares authorized as of January 31, 2022 and January 31, 2021, respectively; zero issued and outstanding as of January 31, 2022 and January 31, 2021	—	—
Additional paid-in capital	1,366,855	62,736
Accumulated other comprehensive income (loss)	(8,219)	155
Accumulated deficit	(811,655)	(679,414)
Total stockholders' equity (deficit)	547,014	(616,521)
Total liabilities, redeemable convertible preferred stock, and stockholders' equity (deficit)	$855,897	$290,120
The accompanying notes are an integral part of these consolidated financial statements.

ChargePoint Holdings, Inc.
Consolidated Statements of Operations
Years Ended January 31, 2022, 2021, and 2020
(in thousands, except share and per share data)

	Year Ended January 31,
	2022	2021	2020
Revenue
Networked charging systems	$173,850	$91,893	$101,012
Subscriptions	53,512	40,563	28,930
Other	13,644	14,034	14,573
Total revenue	241,006	146,490	144,515
Cost of revenue
Networked charging systems	147,313	87,083	105,940
Subscriptions	31,190	20,385	16,244
Other	8,970	6,073	4,289
Total cost of revenue	187,473	113,541	126,473
Gross profit	53,533	32,949	18,042
Operating expenses
Research and development	145,043	75,017	69,464
Sales and marketing	92,550	53,002	56,997
General and administrative	81,380	25,922	23,945
Total operating expenses	318,973	153,941	150,406
Loss from operations	(265,440)	(120,992)	(132,364)
Interest income	98	315	3,245
Interest expense	(1,502)	(3,253)	(3,544)
Change in fair value of redeemable convertible preferred stock warrant liability	9,237	(73,125)	(875)
Change in fair value of assumed common stock warrant liabilities	47,822	—	—
Change in fair value of contingent earnout liability	84,420	—	—
Transaction costs expensed	(7,031)	—	—
Other income (expense), net	(2,775)	229	(565)
Net loss before income taxes	$(135,171)	$(196,826)	$(134,103)
Provision (benefit) for income taxes	(2,930)	198	224
Net loss	$(132,241)	$(197,024)	$(134,327)
Accretion of beneficial conversion feature of redeemable convertible preferred stock	—	(60,377)	—
Cumulative undeclared dividends on redeemable convertible preferred stock	(4,292)	(16,799)	—
Deemed dividends attributable to vested option holders	(51,855)	—	—
Deemed dividends attributable to common stock warrant holders	(110,635)	—	—
Net loss attributable to common stockholders - Basic	$(299,023)	$(274,200)	$(134,327)
Gain attributable to earnout shares issued	(84,420)	—	—
Change in fair value of dilutive warrants	(68,223)	—	—
Net loss attributable to common stockholders - Diluted	$(451,666)	$(274,200)	$(134,327)
Weighted average shares outstanding - Basic	297,421,969	15,116,763	8,893,787
Weighted average shares outstanding - Diluted	302,490,266	15,116,763	8,893,787
Net loss per share - Basic	$(1.01)	$(18.14)	$(15.10)
Net loss per share - Diluted	$(1.49)	$(18.14)	$(15.10)
The accompanying notes are an integral part of these consolidated financial statements

ChargePoint Holdings, Inc.
Consolidated Statements of Comprehensive Loss
Years Ended January 31, 2022, 2021, and 2020
(in thousands)

	Year Ended January 31,
	2022	2021	2020
Net loss	$(132,241)	$(197,024)	$(134,327)
Other comprehensive income (loss):
Foreign currency translation adjustment	(8,374)	141	131
Available-for-sale short-term investments:
Unrealized gain, net of tax	—	—	23
Reclassification to net income, net of tax	—	(23)	—
Other comprehensive income (loss)	(8,374)	118	154
Comprehensive loss	$(140,615)	$(196,906)	$(134,173)
The accompanying notes are an integral part of these consolidated financial statements.

ChargePoint Holdings, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and
Stockholders' Equity (Deficit)
Years Ended January 31, 2022, 2021, and 2020
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of January 31, 2019	157,948,553	$505,485	7,087,949	$1	$14,993	$(117)	$(350,252)	$(335,375)
Effect of adoption of ASC 340	—	—	—	—	—	—	2,189	2,189
Issuance of Series H redeemable convertible preferred stock, net of issuance costs of $0.1 million	2,634,650	14,756	—	—	—	—	—	—
Issuance of common stock warrants issued in connection with Series H redeemable convertible preferred stock	—	—	—	—	185	—	—	185
Issuance of common stock upon exercise of vested stock options	—	—	4,795,588	—	2,201	—	—	2,201
Issuance of common stock related to early exercise of stock options	—	—	34,881	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	15	—	—	15
Stock-based compensation	—	—	—	—	2,937	—	—	2,937
Net loss	—	—	—	—	—	—	(134,327)	(134,327)
Other comprehensive income	—	—	—	—	—	154	—	154
Balances as of January 31, 2020	160,583,203	$520,241	11,918,418	$1	$20,331	$37	$(482,390)	$(462,021)
Issuance of redeemable convertible preferred stock and common warrants, net of issuance costs	22,351,054	95,456	—	—	—	—	—	—
Issuance of common stock warrants in connection with Series H-1 redeemable convertible preferred stock	—	—	—	—	31,547	—	—	31,547
Beneficial conversion feature in connection with Series H-1 redeemable preferred stock	—	(60,377)	—	—	60,377	—	—	60,377
Accretion of beneficial conversion feature in connection with Series H-1 redeemable preferred stock	—	60,377	—	—	(60,377)	—	—	(60,377)
Issuance of common stock upon exercise of vested stock options	—	—	10,363,603	1	5,643	—	—	5,644
Issuance of common stock related to early exercise of stock options	—	—	679,011	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	268	—	—	268
Stock-based compensation	—	—	—	—	4,947	—	—	4,947
Net loss	—	—	—	—	—	—	(197,024)	(197,024)
Other comprehensive income	—	—	—	—	—	118	—	118
Balances as of January 31, 2021	182,934,257	$615,697	22,961,032	$2	$62,736	$155	$(679,414)	$(616,521)
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization, including impact of Series H-1 paid in kind dividend	(182,934,257)	(615,697)	194,060,336	20	615,677	—	—	615,697
Issuance of common stock under stock plans, net of tax withholdings	—	—	8,620,607	—	4,516	—	—	4,516
Reclassification of Legacy ChargePoint preferred stock warrant liability upon the reverse recapitalization	—	—	—	—	66,606	—	—	66,606
Issuance of common stock upon the reverse recapitalization, net of issuance costs	—	—	60,746,989	6	200,460	—	—	200,466
Issuance of common stock upon exercise of warrants	—	—	16,364,810	1	352,612	—	—	352,613
Issuance of common stock pursuant to business combinations	—	—	5,695,176	1	102,057	—	—	102,058
Issuance of earnout shares upon triggering events, net of tax withholding	—	—	26,313,253	3	480,222	—	—	480,225
Contingent earnout liability recognized upon the closing of the reverse recapitalization	—	—	—	—	(828,180)	—	—	(828,180)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Reclassification of remaining contingent earnout liability upon triggering event	—	—	—	—	242,640	—	—	242,640
Vesting of early exercised stock options	—	—	—	—	178	—	—	178
Repurchase of early exercised common stock	—	—	(1,588)		—	—	—	—
Stock-based compensation	—	—	—	—	67,331	—	—	67,331
Net loss	—	—	—	—	—	—	(132,241)	(132,241)
Other comprehensive loss	—	—	—	—	—	(8,374)	—	(8,374)
Balances as of January 31, 2022	—	$—	334,760,615	$33	$1,366,855	$(8,219)	$(811,655)	$547,014
The accompanying notes are an integral part of these consolidated financial statements.

ChargePoint Holdings, Inc.
Consolidated Statements of Cash Flows
Years Ended January 31, 2022, 2021, and 2020
(in thousands)

	Year Ended January 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(132,241)	$(197,024)	$(134,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,457	10,083	7,698
Non-cash operating lease cost	4,244	3,762	3,121
Stock-based compensation	67,331	4,947	2,937
Amortization of deferred contract acquisition costs	1,786	1,206	675
Transaction costs expensed	7,031	—	—
Change in fair value of common stock warrant liabilities	(47,822)	—	—
Change in fair value of redeemable convertible preferred stock warrant liability	(9,237)	73,125	875
Change in fair value of contingent earnout liabilities	(84,420)	—	—
Change in fair value of earnout liability recognized upon acquisition of ViriCiti	2,266	—	—
Deferred tax benefit	(3,306)	—	—
Other	3,680	1,858	2,014
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(38,388)	3,292	(8,702)
Inventories	(1,991)	(9,585)	(1,472)
Prepaid expenses and other assets	(23,941)	(8,914)	(2,961)
Operating lease liabilities	(3,460)	(2,815)	(1,181)
Accounts payable	7,933	(493)	15,704
Accrued and other liabilities	21,619	11,556	93
Deferred revenue	55,281	17,156	27,590
Net cash used in operating activities	(157,178)	(91,846)	(87,936)
Cash flows from investing activities
Purchases of property and equipment	(16,410)	(11,484)	(14,885)
Purchases of investments	—	—	(179,514)
Maturities of investments	—	47,014	132,500
Cash paid for acquisition, net of cash acquired	(205,330)	—	—
Net cash provided by (used in) investing activities	(221,740)	35,530	(61,899)
Cash flows from financing activities
Proceeds from issuance of redeemable convertible preferred stock	—	95,456	14,756
Proceeds from the exercise of public warrants	118,864	—	—
Merger and PIPE financing	511,646	—	—
Payment of tax withholding obligations on settlement of earnout shares	(20,895)	—	—
Repayment of borrowings	(36,051)	—	—
Proceeds from issuance of common stock warrants, net of issuance costs	—	31,547	185
Payments of transaction costs related to Merger	(32,468)	—	—
Change in driver funds and amounts due to customers	3,675	—	—
Payment of deferred transaction costs	—	(4,003)	—
Proceeds from issuance of stock in connection with stock plans, net of withholding taxes	4,916	5,913	2,217
Net cash provided by financing activities	549,687	128,913	17,158
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,025)	141	132
Net increase (decrease) in cash, cash equivalents, and restricted cash	169,744	72,738	(132,545)
Cash, cash equivalents, and restricted cash at beginning of period	145,891	73,153	205,698
Cash, cash equivalents, and restricted cash at end of period	$315,635	$145,891	$73,153
Supplementary cash flow information
Cash paid for interest	$346	$2,801	$3,414
Cash paid for taxes	$268	$172	$153
Supplementary cash flow information on non-cash investing and financing activities

Accretion of beneficial conversion feature of redeemable convertible preferred stock	$—	$60,377	$—
Deferred transaction costs not yet paid	$—	$1,685	$—
Right-of-use assets obtained in exchange for lease liabilities	$7,991	$2,118	$2,906
Right-of-use asset remeasurement subsequent to lease extension	$—	$12,867	$—
Acquisitions of property and equipment included in accounts payable and accrued and other current liabilities	$660	$647	$1,287
Vesting of early exercised stock options	$178	$268	$15
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization	$615,697	$—	$—
Reclassification of Legacy ChargePoint redeemable convertible preferred stock warrant liability upon the reverse capitalization	$66,606	$—	$—
Contingent earnout liability recognized upon the closing of the reverse recapitalization	$828,180	$—	$—
Reclassification of remaining contingent earnout liability upon triggering event	$242,640	$—	$—
Issuance of common stock in connection with acquisitions	$102,057	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

ChargePoint Holdings, Inc.
Notes to Consolidated Financial Statements
1.Description of Business and Basis of Presentation
ChargePoint Holdings, Inc. (“ChargePoint” or the “Company”, “it”, “its”) designs, develops and markets networked electric vehicle (“EV”) charging system infrastructure (“Networked Charging Systems”) and cloud-based services which enable consumers the ability to locate, reserve, authenticate and transact EV charging sessions (“Cloud” or “Cloud Services”). As part of ChargePoint’s Networked Charging Systems, subscriptions and other offerings, it provides an open platform that integrates with system hardware from ChargePoint and other manufacturers, connecting systems over an intelligent network that provides real-time information about charging sessions and full control, support and management of the Networked Charging Systems. This network provides multiple web-based portals for charging system owners, fleet managers, drivers and utilities.
On September 23, 2020, ChargePoint, Inc. entered into a merger agreement (the “Merger Agreement”) with Switchback Energy Acquisition Corporation (“Switchback”).
On February 26, 2021 (the “Closing Date”), Switchback consummated the previously announced transactions contemplated by the Merger Agreement pursuant to which Lightning Merger Sub Inc., a wholly owned subsidiary of Switchback incorporated in the State of Delaware (“Merger Sub”), merged with ChargePoint, Inc., a Delaware corporation (“Legacy ChargePoint”); Legacy ChargePoint survived as a wholly-owned subsidiary of Switchback (the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Reverse Recapitalization”). On the Closing Date, and in connection with the closing of the Merger (the “Closing”), Switchback changed its name to ChargePoint Holdings, Inc.
In addition, as part of the Merger, certain investors purchased an aggregate of 22,500,000 shares of common stock (“PIPE Investors”) concurrently with the Closing for an aggregate purchase price of $225.0 million.
The Company’s fiscal year ends on January 31. References to fiscal years 2022, 2021, and 2020 relate to the fiscal years ended January 31, 2022, January 31, 2021, and January 31, 2020, respectively.
Basis of Presentation
The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has been engaged in developing its product offerings, raising capital, and recruiting personnel and it has incurred net operating losses and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of January 31, 2022, the Company had an accumulated deficit of $811.7 million.
The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock, exercise proceeds from options and warrants, borrowings under its loan facilities, and proceeds from the Merger. In February 2021, the Company received cash proceeds of $484.1 million from the Merger. The Company had cash, cash equivalents, and restricted cash of $315.6 million as of January 31, 2022.As of the date on which these consolidated financial statements were issued, the Company believes that its cash on hand, together with cash generated from sales to customers, will satisfy its working capital and capital requirements for at least the next twelve months following the issuance of the consolidated financial statements. If adequate funds are not available to the Company on a timely basis, it may be required to delay, limit, reduce, or terminate certain commercial efforts, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of the Company’s stockholders.
Revision of Prior Period Financial Disclosure

Management determined that the Company had incorrectly reported the liquidation preference value of its redeemable convertible preferred stock in its consolidated financial statements as of January 31, 2021 as $693.5 million, as included in its annual consolidated financial statements filed on Form 8-K/A on April 1, 2021. Additionally, this liquidation preference value as of January 31, 2021 was incorrectly reported as $17,493.0 million in its condensed consolidated balance sheets included in the first, second and third quarter of fiscal 2022 as filed in its respective Quarterly Reports on Form 10-Q. These errors were due to a clerical error and the correct liquidation preference value as of January 31, 2021 should have been reported as $710.3 million. This error did not impact the statement of operations, statement of cash flows, consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) or related footnotes to the consolidated financial statements. Additionally, all of the redeemable convertible preferred stock was converted to common stock in the Reverse Recapitalization on February 26, 2021, and the redeemable convertible preferred stock and its liquidation preference value ceased to exist at that time. The Company assessed the materiality of the misstatement and concluded the misstatements were immaterial to the previously issued annual consolidated financial statements for the period ending January 31, 2021 and interim financial statements thereafter; however, the Company elected to revise the previously reported amounts included in this filing.
2.Summary of Significant Accounting Policies
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results and outcomes could differ significantly from the Company’s estimates, judgments, and assumptions. Significant estimates include determining standalone selling price for performance obligations in contracts with customers, the estimated expected benefit period for deferred contract acquisition costs, allowances for expected credit losses, inventory reserves, the useful lives of long-lived assets, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation of redeemable convertible preferred stock warrants and common stock warrants, including common stock warrants as a result of the Merger, contingent earnout liability, valuation of acquired goodwill and intangible assets, the value of common stock and other assumptions used to measure stock-based compensation, and the valuation of deferred income tax assets and uncertain tax positions. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. Cash and cash equivalents are held in domestic and foreign cash accounts with large, creditworthy financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents through deposits with federally insured commercial banks and at times cash balances may be in excess of federal insurance limits. Short-term investments consist of U.S. treasury bills that carry high-credit ratings and accordingly, minimal credit risk exists with respect to these balances.
Accounts receivable are stated at the amount the Company expects to collect. The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition.
Concentration of credit risk with respect to trade accounts receivable is considered to be limited due to the diversity of the Company’s customer base and geographic sales areas. As of January 31, 2022, no customer individually accounted for 10% or more of accounts receivable, net. As of January 31, 2021, there was one customer that accounted for 10% or more of accounts receivable, net. For the years ended January 31, 2022, 2021, and 2020 there were no customers that represented 10% or more of total revenue.
The Company’s revenue is concentrated in the infrastructure needed for charging EVs, an industry which is highly competitive and rapidly changing. Significant technological changes within the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect the Company’s operating results.
In December 2019, COVID-19 was first reported to the World Health Organization (“WHO”), and in January 2020, the WHO declared the outbreak to be a public health emergency. In March 2020, the WHO characterized COVID-19 as a pandemic. Since then, the COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods, and services worldwide. As a result, the Company has temporarily closed its headquarters and most of its other offices, enabled its employees and contractors to work remotely, implemented travel restrictions, implemented cost cutting measures, and shifted Company events and meetings to virtual-only experiences, all of which may continue for an indefinite amount of time and represent a significant disruption in how it operates its business. The operations of the Company’s partners, vendors, and customers have likewise been disrupted.
While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment and mitigation actions, it has already had an adverse effect on the global economy, and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic may affect the rate of global infrastructure spending, which could adversely affect demand for the Company’s platform. Further, the COVID-19 pandemic has caused the Company to experience, in some cases, longer sales cycles and an increase in certain prospective and current customers seeking lower prices or other more favorable contract terms, and has limited the ability of its direct sales force to travel to customers and potential customers. In addition, the COVID-19 pandemic could reduce the value or duration of subscriptions, negatively impact collections of accounts receivable, reduce expected spending from the Company’s paying customers, cause some of its paying customers to go out of business, and affect contraction or attrition rates of its paying customers, all of which could adversely affect the Company’s business, results of operations, and financial condition. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets, which may adversely affect the Company’s ability to access capital markets in the future.
While the Company has developed and continues to develop plans to help mitigate the potential negative impact of COVID-19, these efforts may not be effective, and any protracted economic downturn will likely limit the effectiveness of its efforts. Accordingly, it is not possible for the Company to predict the duration and ultimate extent to which this will affect its business, future results of operations, and financial condition at this time.
Segment Reporting
Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company operates as one operating segment because its CODM, who is its Chief Executive Officer, reviews its financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance. The Company has no segment managers who are held accountable by the CODM for operations, operating results, and planning for levels of components below the consolidated unit level.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. Cash equivalents may be invested in money market funds. Cash and cash equivalents are carried at cost, which approximates their fair value.
Restricted cash of $0.4 million as of January 31, 2022, 2021 and 2020 relates to cash deposits restricted under letters of credit issued in support of customer agreements.
The reconciliation of cash, cash equivalents, and restricted cash to amounts presented in the consolidated statements of cash flows were as follows:

	January 31,
	2022	2021	2020
	(in thousands)
Cash and cash equivalents	$315,235	$145,491	$72,753
Restricted cash	400	400	400
Total cash, cash equivalents, and restricted cash	$315,635	$145,891	$73,153
Accounts Receivable, net
Accounts receivable are recorded at the invoiced amount and are non-interest bearing. The Company performs ongoing credit evaluations of its customers and maintains an allowance for expected credit losses related to its existing accounts receivable and net realizable value to ensure trade receivables are not overstated due to uncollectibility. Allowances are provided for individual accounts receivable when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration in the customer’s operating results, or change in financial position. If circumstances related to customers change, estimates of the recoverability of receivables are further adjusted. The Company also considers broader factors in evaluating the sufficiency of its allowances, including the length of time receivables are past due, macroeconomic conditions, significant one-time events, and historical experience. When the Company determines that there are accounts receivable that are uncollectible, they are written off against the allowance. The change in the allowance for expected credit losses for the years ended January 31, 2022, 2021, and 2020 was as follows:

	Beginning Balance	Additions Charged To Expense	Write-offs	Ending Balance
	(in thousands)
Year ended January 31, 2022
Allowance for expected credit losses	$2,000	$3,835	$(251)	$5,584
Year ended January 31, 2021
Allowance for expected credit losses	$2,000	$121	$(121)	$2,000
Year ended January 31, 2020
Allowance for expected credit losses	$3,124	$339	$(1,463)	$2,000

Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Inventory levels are analyzed periodically and written down to their net realizable value if they have become obsolete, have a cost basis in excess of expected net realizable value or are in excess of expected demand. The Company analyzes current and future product demand relative to the remaining product life to identify potential excess inventories. The write-down is measured as the difference between the cost of the inventories and net realizable value and charged to inventory reserves, which is a component of cost of revenue. At the point of the loss recognition, a new, lower cost basis for those inventories is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
Property and Equipment, net
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, as follows:

Useful Lives
Furniture and fixtures	3 to 5 years
Computers and software	3 to 5 years
Machinery and equipment	3 to 5 years
Tooling	3 to 5 years
Leasehold improvements	Shorter of the estimated lease term or useful life
Owned and operated systems	5 to 7 years
Leasehold improvements are amortized over the shorter of estimated useful lives of the assets or the lease term. Expenditures for repairs and maintenance are charged to expense as incurred. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in the consolidated statements of operations.
ChargePoint-as-a-Service (“CPaaS”) combines the customer’s use of the Company’s owned and operated systems with Cloud subscription software (“Cloud”) and the Company’s Assure program (“Assure”) into a single subscription. When CPaaS contracts contain a lease, the underlying asset is carried at its carrying value within property and equipment, net on the consolidated balance sheets.
Internal-Use Software Development Costs
The Company capitalizes qualifying internal-use software development costs incurred during the application development stage for internal tools and cloud-based applications used to deliver its services, provided that management with the relevant authority authorizes and commits to the funding of the project, it is probable the project will be completed, and the software will be used to perform the function intended. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized internal-use software development costs are included in property and equipment and are amortized on a straight-line basis over their estimated useful lives once it is ready for its intended use. Amortization of capitalized internal-use software development costs is included within cost of revenue for networked charging systems and subscriptions, research and development expense, sales and marketing expense, and general and administrative expense based on the use of the software. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized. As of January 31, 2022 and 2021 capitalized costs have not been material.
Leases
Lessee
The Company determines if a contract is a lease or contains a lease at the inception of the contract and reassesses that conclusion if the contract is modified. All leases are assessed for classification as an operating lease or a finance lease. Operating lease right-of-use (“ROU”) assets are presented separately on the Company’s consolidated balance sheets. Operating lease liabilities are separated into a current portion, included within accrued and other current liabilities on the Company’s consolidated balance sheets, and a noncurrent portion included within operating lease liabilities on the Company’s consolidated balance sheets. The Company does not have material finance leases. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. The Company does not obtain and control its right to use the asset until the lease commencement date.
The Company’s lease liabilities are recognized at the applicable lease commencement date based on the present value of the lease payments required to be paid over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate to discount the lease payments to present value. The estimated incremental borrowing rate is derived from information available at the lease commencement date. The Company’s ROU assets are also recognized at the applicable lease commencement date. The ROU asset equals the carrying amount of the related lease liability, adjusted for any lease payments made prior to lease commencement and lease incentives provided by the lessor. Variable lease payments are expensed as incurred and do not factor into the measurement of the applicable ROU asset or lease liability.
The term of the Company’s leases equals the non-cancellable period of the lease, including any rent-free periods provided by the lessor, and also includes options to renew or extend the lease (including by not terminating the lease) that the Company is reasonably certain to exercise. The Company establishes the term of each lease at lease commencement and reassesses that term in subsequent periods when one of the triggering events outlined in ASC 842 occurs. Operating lease cost for lease payments is recognized on a straight-line basis over the lease term.
The Company’s lease contracts often include lease and non-lease components. The Company has elected the practical expedient offered by the standard to not separate the lease from non-lease components and accounts for them as a single lease component.
The Company elected the package of practical expedients permitted under the transition guidance, which allows the Company to carry forward its historical lease classification, its assessment on whether a contract is or contains a lease, and its initial direct costs for any leases that existed prior to adoption of the new standard. The Company has elected, for all classes of underlying assets, not to recognize ROU assets and lease liabilities for leases with a term of twelve months or less. Lease cost for short-term leases is recognized on a straight-line basis over the lease term.
Lessor
The Company leases networked charging systems to customers within certain CPaaS contracts. The leasing arrangements the Company enters into with lessees are operating leases, and as a result, the underlying asset is carried at its carrying value as owned and operated systems within property and equipment, net on the consolidated balance sheets. Adoption of ASC 842 did not have a material impact on the Company’s accounting as a lessor.
Impairment of Long-Lived Assets
The Company evaluates long-lived assets or asset groups for impairment whenever events indicate that the carrying amount of an asset or asset group may not be recoverable based on expected future cash flows attributable to that asset or asset group. Recoverability of assets held and used is measured by comparison of the carrying amounts of an asset or an asset group to the estimated future undiscounted cash flows which the asset or asset group is expected to generate. If the carrying amount of an asset or asset group exceeds estimated undiscounted future cash flows, then an impairment charge would be recognized based on the excess of the carrying amount of the asset or asset group over its fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell. There were no impairments of long-lived assets for the years ended January 31, 2022, 2021, and 2020.
Business Combinations
The total purchase consideration for an acquisition is measured as the fair value of the assets transferred, equity instruments issued, and liabilities assumed at the acquisition date. Costs that are directly attributable to the acquisition are expensed as incurred and included in general and administrative expense in the Company’s consolidated statements of operations. Identifiable assets (including intangible assets), liabilities assumed (including contingent liabilities), and noncontrolling interests in an acquisition are measured initially at their fair values at the acquisition date. The Company recognizes goodwill if the fair value of the total purchase consideration and any noncontrolling interests is in excess of the net fair value of the identifiable assets acquired and the liabilities assumed. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, cost of capital, future cash flows, and discount rates. The Company’s estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill. The Company includes the results of operations of the acquired business in the consolidated financial statements beginning on the acquisition date.
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and identifiable intangible assets acquired. The carrying amount of goodwill is reviewed for impairment at least annually, in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of January 31, 2022 and 2021, the Company had a single operating segment and reporting unit structure. As part of the annual goodwill impairment test performed in the fourth quarter, the Company first performs a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative impairment test will be required. If the Company has determined it necessary to perform a quantitative impairment assessment, the Company will compare the fair value of the reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, limited to the total amount of goodwill of the reporting unit. The carrying value of goodwill was $218.5 million as of January 31, 2022 and $1.2 million as of January 31, 2021, and no goodwill impairment has been recognized to date.

Intangible Assets
Intangible assets consist primarily of customer relationships and developed technology. Acquired intangible assets are initially recorded at the acquisition-date fair value and amortized on a straight line basis over their estimated useful lives ranging from 6 to 10 years.
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
Redeemable Convertible Preferred Stock Warrants
During the fiscal year ended January 31, 2021 and 2020, warrants to purchase shares of the Company’s Series B, D, and E redeemable convertible preferred stock were classified as liabilities as the underlying redeemable convertible preferred stock was considered redeemable and may require the Company to transfer assets upon exercise. Redeemable convertible preferred stock warrants are recorded within noncurrent liabilities on the consolidated balance sheets. The warrants were recorded at fair value upon issuance and are subject to remeasurement to fair value at each balance sheet date. Changes in fair value of the redeemable convertible preferred stock warrant liability are recorded in the consolidated statements of operations. During the fiscal year ended January 31, 2022, all redeemable convertible preferred stock were converted to common stock after the Merger.
Common Stock Warrant Liabilities
The Company assumed 10,470,562 publicly-traded warrants (“Public Warrants”) and 6,521,568 private placement warrants issued to NGP Switchback, LLC, the sponsor of Switchback (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) upon the Merger, all of which were issued in connection with Switchback’s initial public offering and subsequent overallotment (other than 1,000,000 Private Placement Warrants which were issued in connection with the closing of the Merger) and entitle the holder to purchase one share of the Company’s Common Stock, par value $0.0001 (“Common Stock”), at an exercise price of $11.50 per share. During the fiscal year ended January 31, 2022, 10,226,081 Public Warrants and 6,511,133 Private Placement Warrants were exercised and the remaining 244,481 Public Warrants outstanding as of July 6, 2021, were redeemed for cash. The Public Warrants, prior to their redemption, were publicly traded and were exercisable for cash unless certain conditions occurred, such as the redemption by the Company under certain conditions, at which time the warrants could be cashlessly exercised, or the Company’s failure to have an effective registration statement related to the shares issuable upon exercise. The Private Placement Warrants are not redeemable for cash so long as they are held by the initial purchasers or their permitted transferees but may be redeemable for Common Stock if certain other conditions are met. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company evaluated the Common Stock Warrants and concluded that they do not meet the criteria to be classified within stockholders’ equity. The agreement governing the Common Stock Warrants includes a provision (“Replacement of Securities Upon Reorganization”), the application of which could result in a different settlement value for the Common Stock Warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Private Placement Warrants are not considered to be “indexed to the Company’s own stock.” In addition, the provision provides that in the event of a tender or exchange offer accepted by holders of more than 50% of the outstanding shares of the Company’s ordinary shares, all holders of the Common Stock Warrants (both the Public Warrants and the Private Placement Warrants) would be entitled to receive cash for all of their Common Stock Warrants. Specifically, in the event of a qualifying cash tender offer (which could be outside of the Company’s control), all Common Stock Warrant holders would be entitled to cash, while only certain of the holders of the Company’s ordinary shares may be entitled to cash. These provisions preclude the Company from classifying the Common Stock Warrants in stockholders’ equity. As the Common Stock Warrants meet the definition of a derivative, the Company recorded these warrants as liabilities on the consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations and comprehensive loss at each reporting date.
Contingent Earnout Liability
In connection with the Reverse Recapitalization and pursuant to the Merger Agreement, eligible ChargePoint equity holders were entitled to receive as additional merger consideration shares of the Company’s Common Stock upon the Company achieving certain Earnout Triggering Events (as described in the Merger Agreement and Note 11, Stock Warrants and Earnout). In accordance with ASC 815-40, the earnout shares were not indexed to the Common Stock and therefore were accounted for as a liability at the Reverse Recapitalization date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the consolidated statements of operations.
The estimated fair value of the contingent consideration was determined using a Monte Carlo simulation using a distribution of potential outcomes on a monthly basis over the Earnout Period (as defined in Note 11, Stock Warrants and Earnout) prioritizing the most reliable information available. The assumptions utilized in the calculation were based on the achievement of certain stock price milestones, including the current Company Common Stock price, expected volatility, risk-free rate, expected term and dividend rate.
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
Revenue Recognition
ChargePoint accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company recognizes revenue using the following five-step model as prescribed by ASC 606:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, the Company satisfies a performance obligation.
Significant judgment and estimates are necessary for the allocation of the proceeds received from an arrangement to the multiple performance obligations and the appropriate timing of revenue recognition. The Company enters into contracts with customers that regularly include promises to transfer multiple products and services, such as charging systems, software subscriptions, extended maintenance, and professional services. For arrangements with multiple products or services, the Company evaluates whether the individual products or services qualify as distinct performance obligations. In its assessment of whether products or services are a distinct performance obligation, the Company determines whether the customer can benefit from the product or service on its own or with other readily available resources and whether the service is separately identifiable from other products or services in the contract. This evaluation requires the Company to assess the nature of each of its networked charging systems, subscriptions, and other offerings and how each is provided in the context of the contract, including whether they are significantly integrated which may require judgment based on the facts and circumstances of the contract.
The transaction price for each contract is determined based on the amount the Company expects to be entitled to receive in exchange for transferring the promised products or services to the customer. Collectability of revenue is reasonably assured based on historical evidence of collectability of fees the Company charges its customers. The transaction price in the contract is allocated to each distinct performance obligation in an amount that represents the relative amount of consideration expected to be received in exchange for satisfying each performance obligation. Revenue is recognized when performance obligations are satisfied. Revenue is recorded based on the transaction price excluding amounts collected on behalf of third parties such as sales taxes, which are collected on behalf of and remitted to governmental authorities, or driver fees, collected on behalf of customers who offer public charging for a fee.
When agreements involve multiple distinct performance obligations, the Company accounts for individual performance obligations separately if they are distinct. The Company applies significant judgment in identifying and accounting for each performance obligation, as a result of evaluating terms and conditions in contracts. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. The Company determines SSP based on observable standalone selling price when it is available, as well as other factors, including the price charged to its customers, its discounting practices, and its overall pricing objectives, while maximizing observable inputs. In situations where pricing is highly variable, or a product is never sold on a stand-alone basis, the Company estimates the SSP using the residual approach.
The Company usually bills its customers at the onset of the arrangement for both the products and a predetermined period of time for services. Contracts for services typically range from annual to multi-year agreements with typical payment terms of 30 to 90 days.
Networked charging systems revenue
Networked charging systems revenue includes revenue related to the deliveries of EV charging system infrastructure. The Company recognizes revenue from sales of networked charging systems upon shipment to the customer, which is when the performance obligation has been satisfied.
Subscriptions revenue
Subscriptions revenue consists of services related to Cloud, as well as extended maintenance service plans under Assure. Subscriptions revenue is recognized over time on a straight-line basis as the Company has a stand-ready obligation to deliver such services to the customer.

Subscriptions revenue also consists of CPaaS revenue, which combines the customer’s use of the Company’s owned and operated systems with Cloud and Assure programs into a single subscription. CPaaS subscriptions contain a lease for the customer’s use of the Company’s owned and operated systems unless the location allows the Company to receive incremental economic benefit from regulatory credits earned on that owned and operated system. The leasing arrangements the Company enters into with lessees are operating leases. The Company recognizes operating lease revenue on a straight-line basis over the lease term and expenses deferred initial direct costs on the same basis. Lessor revenue relates to operating leases and historically has not been material.
Other revenue
Other revenue consists of fees received for transferring regulatory credits earned for participating in low carbon fuel programs in jurisdictions with such programs, charging related fees received from drivers using charging sites owned and operated by the Company, net transaction fees earned for processing payments collected on driver charging sessions at charging sites owned by ChargePoint customers, and other professional services. Revenue from regulatory credits is recognized at the point in time the regulatory credits are transferred. Revenue from fees for owned and operated sites is recognized over time on a straight-line basis over the performance period of the service contract as the Company has a stand-ready obligation to deliver such services. Revenue from driver charging sessions and charging transaction fees is recognized at the point in time the charging session or transaction is completed. Revenue from professional services is recognized as the services are rendered.
Remaining Performance Obligations
Remaining performance obligations represents the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. The Company’s Assure, Cloud, and CPaaS subscription terms typically range from one to five years. Revenue expected to be recognized from remaining performance obligations was $163.9 million as of January 31, 2022, of which 50% is expected to be recognized over the next twelve months and the remainder thereafter.
Deferred Revenue
Deferred revenue represents billings or payments received in advance of revenue recognition and is recognized in revenue upon transfer of control. Balances consist primarily of software subscription services and extended Assure maintenance services not yet provided as of the balance sheet date. Contract assets, which represent services provided or products transferred to customers in advance of the date the Company has a right to invoice, are netted against deferred revenue on a customer-by-customer basis. Deferred revenue that will be recognized during the succeeding twelve-month period is recorded as deferred revenue with the remainder recorded as deferred revenue, noncurrent on the consolidated balance sheets. Total deferred revenue was $146.8 million and $89.8 million as of January 31, 2022 and 2021, respectively. The Company recognized $40.9 million, $39.4 million, and $25.5 million of revenue during the years ended January 31, 2022, 2021, and 2020, respectively, that was included in the deferred revenue balance at the beginning of the respective period.
Cost of Revenue
Cost of networked charging systems revenue includes the material costs for parts and manufacturing costs for the hardware products, compensation, including salaries and related personnel expenses, including stock-based compensation, warranty provisions, depreciation of manufacturing related equipment and facilities, amortization of capitalized internal-use software development costs, and allocated overhead costs. Costs for shipping and handling are recorded in cost of revenue as incurred.
Cost of subscriptions revenue includes network and wireless connectivity costs for subscription services, field maintenance costs for Assure to support the Company’s network of systems, depreciation of owned and operated systems used in CPaaS arrangements, amortization of capitalized internal-use software development costs, allocated overhead costs, and support costs to manage the systems and helpdesk services for drivers and site hosts.
Cost of other revenue includes costs for the Company’s owned and operated charging sites, as well as costs of environmental and professional services.
Costs to Obtain a Customer Contract
Sales commissions are considered incremental and recoverable costs of acquiring customer contracts. Beginning at the Company’s adoption of ASC 606 on February 1, 2019, incremental and recoverable costs for the sale of cloud enabled software and extended maintenance service plans are capitalized as deferred contract acquisition costs within prepaid expenses and other current assets and other assets on the consolidated balance sheets and amortized on a straight-line basis over the anticipated benefit period of five years. The benefit period was estimated by taking into consideration the length of customer contracts, renewals, technology lifecycle, and other factors. This amortization is recorded within sales and marketing expense in the Company’s consolidated statements of operations. The sales commissions paid related to the sale of networked charging systems are expensed as incurred.
The Company elected the practical expedient that permits the Company to apply ASC Subtopic 340-40, “Other Assets and Deferred Costs-Contracts with Customers,” (“ASC 340”) to a portfolio containing multiple contracts, as they are similar in their characteristics, and the financial statement effects of applying ASC Subtopic 340-40 to that portfolio would not differ materially from applying it to the individual contracts within that portfolio.
Changes in the deferred contract acquisition costs during the years ended January 31, 2022 and 2021 were as follows:

(in thousands)
Balance as of January 31, 2020	$3,832
Capitalization of deferred contract acquisition costs	2,908
Amortization of deferred contract acquisition costs	(1,206)
Balance as of January 31, 2021	$5,534
Capitalization of deferred contract acquisition costs	3,381
Amortization of deferred contract acquisition costs	(1,786)
Balance as of January 31, 2022	$7,129
Deferred acquisition costs capitalized on the consolidated balance sheets were as follows:

	January 31
	2022	2021
	(in thousands)
Deferred contract acquisition costs, current	$2,104	$1,550
Deferred contract acquisition costs, noncurrent	5,025	3,984
Total deferred contract acquisition costs	$7,129	$5,534
Research and Development
Research and development expenses consist primarily of salary and related expenses, including stock-based compensation, for personnel related to the development of improvements and expanded features for the Company’s products and services, as well as quality assurance, testing, product management, amortization of capitalized internal-use software, and allocated overhead. Research and development costs are expensed as incurred.

Stock-based Compensation
The Company measures and recognizes stock-based compensation expense for all stock-based awards granted to employees and directors based on the estimated fair value of the awards on the date of grant, which for options is using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of the Company’s common stock, risk-free interest rates, and the expected dividend yield of the Company’s common stock. The assumptions used to determine the fair value of the awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. The fair values of restricted stock units were determined based on the fair value of the Company’s common stock on grant date.
The determination of the grant date fair value of stock option awards issued is affected by a number of variables, including the fair value of ChargePoint’s underlying Common Stock, expected Common Stock price volatility over the term of the option award, the expected term of the award, risk-free interest rates, and the expected dividend yield of ChargePoint Common Stock.
•Fair value of the underlying common stock: For the fiscal year ended January 31, 2021 and 2020, the absence of a public market for Legacy ChargePoint’s common stock required its board of directors to estimate the fair value of its common stock for purposes of granting options and for determining stock-based compensation expense by considering several objective and subjective factors, including contemporaneous third-party valuations, actual and forecasted operating and financial results, market conditions and performance of comparable publicly traded companies, developments and milestones in Legacy ChargePoint, the rights and preferences of common and redeemable convertible preferred stock, and transactions involving the Legacy ChargePoint’s stock. The fair value of the Legacy ChargePoint’s common stock was determined in accordance with applicable elements of the American Institute of Certified Public Accountants guide, Valuation of Privately Held Company Equity Securities Issued as Compensation.
•Expected volatility (Stock Options): As Legacy ChargePoint was not publicly traded, the expected volatility for Legacy ChargePoint’s stock options were determined by using an average of historical volatilities of selected industry peers deemed to be comparable to the Legacy ChargePoint’s business corresponding to the expected term of the awards. The Company did not grant any options during the year ended January 31, 2022.
•Expected volatility (Employee Stock Purchase Plan): The expected volatility for employee stock purchase plans was determined by using a blended volatility approach of peer volatility and implied volatility. Peer volatility was calculated as the average of historical volatilities of selected industry peers deemed to be comparable to ChargePoint’s business corresponding to the expected term of the awards.
•Risk-free interest rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities corresponding to the expected term of the awards.
•Expected dividend yield: The expected dividend rate is zero as ChargePoint currently has no history or expectation of declaring dividends on its Common Stock.
•Expected term: The expected term represented the period these stock awards were expected to remain outstanding and is based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules, and expectations of future employee behavior.
The Company amortizes the fair value of each stock award on a straight-line basis over the requisite service period of the awards. Stock-based compensation expense is based on the value of the portion of stock-based awards that is ultimately expected to vest. As such, the Company’s stock- based compensation is reduced for the estimated forfeitures at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Advertising
The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses for the years ended January 31, 2022, 2021, and 2020 were not material.
Warranty
The Company provides standard warranty coverage on its products, providing parts necessary to repair the systems during the warranty period. The Company accounts for the estimated warranty cost as a charge to networked charging systems cost of revenue when revenue is recognized. The estimated warranty cost is based on historical and predicted product failure rates and repair expenses. Warranty expense for the years ended January 31, 2022, 2021, and 2020 was $3.8 million, $3.4 million, and $2.8 million, respectively.

In addition, the Company offers paid-for subscriptions to extended maintenance service plans under Assure. Assure provides both the labor and parts to maintain the products over the subscription terms of typically one to five years. The costs related to the Assure program are expensed as incurred and charged to subscriptions cost of revenue.
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is generally the local currency. The translation of foreign currencies into U.S. dollars is performed for monetary assets and liabilities at the end of each reporting period based on the then current exchange rates. Non-monetary items are translated using historical exchange rates. For revenue and expense accounts, an average foreign currency rate during the period is applied. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as part of a separate component of stockholders’ equity (deficit) and reported in the consolidated statements of comprehensive loss. Foreign currency transaction gains and losses are included in other income (expense), net for the period.
Income Taxes
The Company uses the asset and liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax expense or benefit is the result of changes in the deferred tax asset and liability. Valuation allowances are established when necessary to reduce deferred tax assets where it is more likely than not that the deferred tax assets will not be realized. In evaluating the Company’s ability to recover deferred tax assets, the Company considers all available positive and negative evidence, including historical operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Based on the level of historical losses, the Company has established a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized.
A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination by the taxing authorities, including resolutions of any related appeals or litigation processes, based on the technical merits of the position.
Net Loss per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company considers all series of its redeemable convertible preferred stock to be participating securities. The Company also considers any shares issued on the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have nonforfeitable dividend rights in the event a dividend is paid on common stock. Under the two-class method, net income is attributed to common stockholders and participating securities based on their participation rights. The holders of the redeemable convertible preferred stock, as well as the holders of early exercised shares subject to repurchase, do not have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses for the years ended January 31, 2022, 2021, and 2020 were not allocated to these participating securities.

Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share attributable to common stockholders adjusts basic net loss per share for the effect of dilutive securities, including stock options.
Net loss amount is computed by adding deemed dividends and cumulative dividends on redeemable convertible preferred stock, to net loss. As such, the amount of the loss is increased by those instruments. When computing dilutive net loss, the numerator is also adjusted by changes in fair value attributable to dilutive warrants and gains attributable to Earnout Shares issued. As a result, some of the liability classified Company’s common stock warrants and Earnout Shares issued were dilutive, even though the Company reported losses for all periods presented.
Accounting Pronouncements
Recently Adopted Accounting Standards
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), and has since released various amendments including ASU No. 2019-04. The guidance modifies the measurement of expected credit losses on certain financial instruments. This guidance was effective for the Company, prior to losing its status as an emerging growth company, after December 15, 2022. Early adoption was permitted. Effective January 31, 2022, the Company is no longer an emerging growth company and adopted the amendments effective February 1, 2021. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. The guidance will be effective for annual reporting periods beginning after December 15, 2022, including interim periods therein. Early adoption is permitted, including in an interim period for which the financial statements have not been issued. If early adopting in an interim period, the Company is required to apply the amendments to all prior business combinations that have occurred since the beginning of the fiscal year that includes the interim period of application. As a result, the Company adopted ASU 2021-08 effective as of October 31, 2021, retroactively applying the new guidance for all business combinations that occurred since February 1, 2021. The adoption of ASU 2021-08 did not have a material impact on the Company’s consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as the elimination of exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, the recognition of deferred tax liabilities for outside basis differences, ownership changes in investments, and tax basis step-up in goodwill obtained in a transaction that is not a business combination. This guidance was effective for the Company, prior to losing its status as an emerging growth company, after December 15, 2021. Early adoption is permitted. Effective January 31, 2022, the Company is no longer an emerging growth company and adopted the amendments effective February 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40),” which modifies and simplifies accounting for convertible instruments. The new guidance eliminates certain separation models that require separating embedded conversion features from convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. The guidance will be effective for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than for fiscal years beginning after December 15, 2020. The Company is currently assessing the impact of this guidance on its consolidated financial statements and disclosures.
In November 2021, the FASB issued ASU No. 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance,” which requires entities to disclose annually its transactions with a government accounted for by applying a grant or contribution accounting model by analogy. The disclosure requirement includes information about the nature of the transactions and the related accounting policy used to account for the transactions, the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line, and significant terms and conditions of the transactions, including commitments and contingencies. The guidance will be effective for annual reporting periods beginning after December 15, 2021. Early application is permitted. The Company does not expect the adoption of the guidance to have a material impact on its consolidated financial statements and disclosures.
3.    Fair Value Measurements
The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

	Fair Value Measured as of January 31, 2022
	Level 1	Level 2	Level 3	Total
	( in thousands)
Assets
Money market funds	$254,716	$—	$—	$254,716
Total financial assets	$254,716	$—	$—	$254,716
Liabilities
Common stock warrant liabilities (Private Placement)	$—	$—	$25	$25
Contingent earnout liability recognized upon acquisition of ViriCiti (ViriCiti Earnout)	—	—	5,993	5,993
Total financial liabilities	$—	$—	$6,018	$6,018

	Fair Value Measured as of January 31, 2021
	Level 1	Level 2	Level 3	Total
	( in thousands)
Assets
Money market funds	$109,703	$—	$—	$109,703
Total financial assets	$109,703	$—	$—	$109,703
Liabilities
Redeemable convertible preferred stock warrant liability	$—	$—	$75,843	$75,843
Total financial liabilities	$—	$—	$75,843	$75,843
The money market funds were classified as cash and cash equivalents on the consolidated balance sheets and were within Level 1 of the fair value hierarchy. The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of January 31, 2022 and 2021. Realized gains and losses, net of tax, were not material for any of the periods presented.
As of January 31, 2022 and 2021, the Company had no investments with a contractual maturity of greater than one year.
The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments:

	Redeemable convertible preferred stock warrant liability	Private placement warrant liability	Earnout liability	ViriCiti Earnout liability
	(in thousands)
Fair value as of January 31, 2019	$(1,843)	$—	$—	$—
Change in fair value included in other income (expense), net	(875)	—	—	—
Fair value as of January 31, 2020	$(2,718)	$—	$—	$—
Change in fair value included in other income (expense), net	(73,125)	—	—	—
Fair value as of January 31, 2021	$(75,843)	$—	$—	$—
Private placement warrant liability acquired as part of the merger	—	(127,888)	—	—
Contingent earnout liability recognized upon the closing of the reverse recapitalization	—	—	(828,180)	—
Contingent earnout liability recognized upon the acquisition of ViriCiti (“ViriCiti Earnout”)	—	—	—	(3,856)
Change in fair value	9,237	63,746	84,420	(2,137)
Reclassification of warrants to stockholders’ equity (deficit) due to exercise	—	64,117	—	—
Reclassification of Legacy ChargePoint preferred stock warrant liability upon the reverse capitalization	66,606	—	—	—
Issuance of earnout shares upon triggering events	—	—	501,120	—
Reclassification of remaining contingent earnout liability upon triggering event	—	—	242,640	—
Fair value as of January 31, 2022	$—	$(25)	$—	$(5,993)
Redeemable Convertible Preferred Stock Warrant Liability, Private Placement Warrant Liability, and Earnout Liability
The fair values of the private placement warrant liability, redeemable convertible preferred stock warrant liability and earnout liability are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The significant unobservable inputs used in the fair value measurements of the private placement warrant liability, the redeemable convertible preferred stock warrant liability and the earnout liability include the expected volatility and dividend yield. In determining the fair value of the private placement warrant liability, the Company used the Binomial Lattice Model (“BLM”) that assumes optimal exercise of the Company's redemption option at the earliest possible date. In determining the fair value of the redeemable convertible preferred stock warrant liability, the Company used the Black-Scholes Option Pricing Model (“Black-Scholes”) to estimate the fair value using unobservable inputs including the expected term, expected volatility, risk-free interest rate and dividend yield. In determining the fair value of the earnout liability, the Company used the Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout Period using the most reliable information available. See Note 11, Stock Warrants and Earnout, for information on the valuations.
ViriCiti Earnout Liability

On August 11, 2021, the Company acquired all of the outstanding shares of ViriCiti Group B.V. (“ViriCiti”). The purchase price consideration included an earnout consideration contingent on meeting certain revenue targets through January 21, 2023. The fair value of ViriCiti Earnout liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. See Note 4, Reverse Capitalization and Business Combinations, for information on the valuation of ViriCiti Earnout liability.
During the quarter ended January 31, 2022 the Company revalued the ViriCiti Earnout liability based on updated revenue expectations for the earnout period through January 2023 and increased the ViriCiti Earnout liability by $2.1 million.
Non-Recurring Fair Value Measurements
The Company has certain assets, including goodwill and other intangible assets, which are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. The categorization of the framework used to measure fair value of the assets is considered to be within the Level 3 valuation hierarchy due to the subjective nature of the unobservable inputs used.
Disclosure of Fair Values
The Company has financial instruments that are not re-measured at fair value including accounts receivable, accounts payable, and accrued and other current liabilities. The carrying values of these financial instruments approximate their fair values.
4.    Reverse Capitalization and Business Combinations
Reverse Recapitalization
On February 26, 2021, Lightning Merger Sub, a wholly-owned subsidiary of Switchback, merged with Legacy ChargePoint, with Legacy ChargePoint surviving as a wholly-owned subsidiary of Switchback. As a result of the Merger, Switchback was renamed ChargePoint Holdings, Inc. Immediately prior to the closing of the Merger:
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
In connection with the Merger, the Company raised $511.6 million of proceeds including the contribution of $286.6 million of cash held in Switchback’s trust account from its initial public offering, net of redemptions of Switchback public stockholders of $0.3 million, and $225.0 million of cash in connection with the PIPE financing. The Company incurred $36.5 million of transaction costs, consisting of banking, legal, and other professional fees, of which $29.5 million was recorded as a reduction to additional paid-in capital of proceeds and the remaining $7.0 million was expensed in the consolidated statements of operations.
Acquisition of ViriCiti
On August 11, 2021, the Company acquired all of the outstanding shares of ViriCiti for $79.4 million in cash, subject to adjustments, as well as up to $7.7 million of additional earnout consideration contingent on meeting certain revenue targets through January 31, 2023 (“ViriCiti Earnout”). ViriCiti is a Netherlands-based provider of electrification solutions for eBus and commercial fleets with offices in the Netherlands and the United States. The acquisition is expected to enhance ChargePoint’s fleet solutions portfolio of hardware, software and services by integrating information sources to optimize electric fleet operations.
The acquisition of ViriCiti was considered a business combination and was accounted for under the acquisition method of accounting. The total purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date and the excess was recorded as goodwill. The ViriCiti Earnout liability was valued using a Monte Carlo simulation valuation model using a distribution of potential outcomes over the earnout period based on the most reliable information available. The liability is remeasured to fair value based upon the attainment against the revenue targets and changes in the fair value of earnout liabilities is presented in the consolidated statements of operations using Level 3 fair value inputs.
The Level 3 fair value inputs used in the valuation of ViriCiti Earnout liability were as follows:

	January 31, 2022	August 11, 2021 (ViriCiti Acquisition Date)
Expected volatility	35.3%	34.2%
Risk-free interest rate	0.8%	0.8%
Expected term (years)	1.13	1.60
The Company incurred acquisition-related expenses of $2.3 million, which were recorded as general and administrative expenses in the consolidated statement of operations.
The following table summarized the purchase consideration (in thousands):

Amount
Cash consideration	$79,415
ViriCiti Earnout consideration (1)	3,908
Total purchase consideration	$83,323
_______________
(1) Values are translated into U.S. Dollars at period-end foreign exchange rates. Changes in the fair value of contingent earnout liability is presented in Note 3, Fair Value Measurements.
The assets acquired and liabilities assumed in connection with the acquisition were recorded at their fair value at the acquisition date as follows (in thousands):

Amount
Cash and cash equivalents	$623
Accounts receivable, net	1,248
Other assets	3,215
Customer relationships	17,683
Developed technology	6,558
Goodwill	62,839
Deferred tax liabilities, net	(3,514)
Other liabilities	(5,329)
Total acquired assets and assumed liabilities	$83,323
The results of operations of ViriCiti are included in the accompanying consolidated statements of operations from the date of acquisition. ViriCiti’s results of operations since the date of acquisition were not material to the Company’s consolidated results of operations.
Acquisition of has•to•be gmbh
On October 6, 2021, the Company acquired all of the outstanding shares of has•to•be gmbh (“HTB”) for approximately $235.0 million, consisting of $132.9 million in cash and $102.1 million in the form of 5,695,176 shares of ChargePoint Common Stock valued at $17.92 per share on the acquisition date. Of the cash component $2.8 million were paid on February 3, 2022 as part of a working capital adjustment and 885,692 shares, valued at $15.9 million, are held in escrow to cover indemnity claims the Company may make within eighteen months from the closing date. HTB is an Austria-based e-mobility provider with a European charging software platform. The acquisition is intended to expand the Company’s market share in Europe.
The acquisition of HTB was considered a business combination and was accounted for under the acquisition method of accounting. The total purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date, and the excess was recorded as goodwill. At the acquisition date, the allocation of the purchase price consideration was incomplete as the Company continued to review the detailed valuation analyses to derive the fair value of assets acquired and liabilities assumed from the acquisitions, including developed technology, customer relationships, and the related tax impacts. Therefore, the acquisition date purchase price allocations previously disclosed were based on provisional estimates and subject to continuing management analysis. As of January 31, 2022, the Company completed its review of the detailed valuation analysis and measurement period adjustments were recognized in the fourth quarter of the current year.
The Company incurred acquisition-related expenses of $2.7 million, which were recorded as general and administrative expenses in the consolidated statement of operations.

The following table summarized the purchase consideration (in thousands):

Amount
Cash consideration	$132,947
Common Stock consideration	102,057
Total purchase consideration	$235,004
The assets acquired and liabilities assumed in connection with the acquisition were recorded at their fair value at the acquisition date as follows (in thousands):

Amount
Cash and cash equivalents	$3,663
Accounts receivable, net	3,764
Other assets	4,259
Customer relationships	78,726
Technology	12,712
Goodwill	158,997
Other liabilities	(8,762)
Deferred tax liability, net	(18,355)
Total acquired assets and assumed liabilities	$235,004

Supplemental Pro Forma Information
The following unaudited pro forma financial information summarizes the combined results of operations for the Company and HTB as if the companies were combined as of February 1, 2020 (in thousands):

	Year Ended January 31,
	2022	2021
Revenue	$249,063	$152,930
Net Loss	$(138,047)	$(212,354)
The unaudited pro forma information above include the following adjustments to net loss in the pro forma periods presented (in thousands):

	Twelve Months Ended January 31,
	2022	2021
An (increase) in amortization expense	$(6,876)	$(9,845)
An (increase) decrease in expenses related to transaction	2,669	(2,669)
An (increase) decrease in tax provision	1,719	2,461
Overall (increase) decrease in net loss	(2,488)	(10,053)
ChargePoint net loss	(132,241)	(197,024)
HTB net loss	(3,318)	(5,278)
Pro forma net loss	$(138,047)	$(212,355)
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
Pro forma results of operations for ViriCiti have not been presented because the effect of the acquisition was not material to the consolidated statements of operations.

Goodwill and Intangible Assets
The following table summarizes the changes in carrying amounts of goodwill (in thousands):

Balance as of January 31, 2021	$1,215
Goodwill acquired with ViriCiti acquisition	62,839
Goodwill acquired with HTB acquisition	158,997
Foreign exchange fluctuations	(4,567)
Balance as of January 31, 2022	$218,484
Goodwill from these acquisitions represents the future economic benefits arising from other assets that could not be individually identified and separately recognized, such as the acquired assembled workforce. Goodwill is not deductible for tax purposes.
The following table presents the details of intangible assets (amounts in thousands, useful lives in years):

	January 31, 2022
	Cost (1)	Accumulated Amortization (1)	Net (1)	Useful Life
ViriCiti
Customer relationships	$17,683	$(832)	$16,851	10
Developed technology	6,558	(514)	6,044	6
HTB
Customer relationships	75,382	(2,391)	72,991	10
Developed technology	12,173	(850)	11,323	6
	$111,796	$(4,587)	$107,209
_______________
(1) Values are translated into U.S. Dollars at period-end foreign exchange rates.
The fair value assigned to customer relationships was determined using the income approach, specifically using the multi-period excess earnings method (“MPEEM”), and the fair value assigned to developed technology was determined using relief from royalty rate (“RFR”) method, based on analysis of royalty rate licensing data of market participants.
The customer relationship intangible asset was valued using the MPEEM method. The significant assumptions used include the estimated annual net cash flows (including appropriate revenue, cost of revenue and operating expenses attributable to the asset, retention rate, applicable tax rate, and contributory asset charges, among other factors), the discount rate, reflecting the risks inherent in the future cash flow stream, an assessment of the asset’s life cycle, and the tax amortization benefit, among other factors.
The developed technology intangible asset was valued using the RFR method. The significant assumptions used include the estimated annual net cash flows (including appropriate revenue, cost of revenue and operating expenses attributable the asset, applicable tax rate, royalty rate, gross royalty charges and other factors such as technology related obsolescence rate), the discount rate, reflecting the risks inherent in the future cash flow stream, and the tax amortization benefit, among other factors.
Amortization expense for customer relationships and developed technology is shown as sales and marketing and cost of revenue, respectively, in the consolidated statement of operations. The acquired intangible assets and goodwill are subject to impairment review at least annually on December 31st. Based on the annual impairment analysis completed during the last quarter of the fiscal year ended January 31, 2022, the Company determined that there was no impairment of acquired intangible assets and goodwill.
Acquisition-related intangible assets included in the above table are finite-lived and are carried at cost less accumulated amortization. Intangible assets are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized. Amortization expense was $4.6 million for the year ended January 31, 2022. There was no amortization expense for the year ended January 31, 2021.
The Company recorded net deferred tax liabilities of $3.5 million and $18.4 million associated with the acquisitions of ViriCiti and HTB, respectively. Deferred tax assets and liabilities are netted and presented in the consolidated balance sheets.
5.    Balance Sheet Components
Inventories
Inventories consisted of the following:

January 31,

	2022	2021
	(in thousands)
Raw materials	$9,712	$13,029
Work-in-progress	—	68
Finished goods	26,167	20,495
Total Inventories	$35,879	$33,592
Prepaid expense and other current assets
Prepaid expense and other current assets consisted of the following:

	January 31,
	2022	2021
	(in thousands)
Prepaid expense	$16,951	$3,986
Other current assets	19,652	8,088
Total Prepaid Expense and Other Current Assets	$36,603	$12,074
Property and equipment, net
Property and equipment, net consisted of the following:

	January 31,
	2022	2021
	(in thousands)
Furniture and fixtures	$903	$1,594
Computers and software	6,147	5,384
Machinery and equipment	16,193	10,605
Tooling	10,572	7,705
Leasehold improvements	10,549	9,398
Owned and operated systems	22,546	17,703
Construction in progress	2,720	2,462
	69,630	54,851
Less: Accumulated depreciation	(35,037)	(24,863)
Total Property and Equipment, Net	$34,593	$29,988
Depreciation expense for the years ended January 31, 2022, 2021, and 2020 was $11.8 million, $10.1 million, and $7.1 million, respectively.
Accrued and other current liabilities
Accrued and other current liabilities consisted of the following:

	January 31,
	2022	2021
	(in thousands)
Accrued expenses	$31,865	$18,404
Refundable customer deposits	9,409	6,482
Payroll and related expenses	16,131	7,547
Taxes payable	8,955	5,213
Other current liabilities	17,968	9,516
Total Accrued and Other Current Liabilities	$84,328	$47,162
6.    Leases
The Company leases its office facilities under non-cancellable operating leases with various lease terms. The Company also leases certain office equipment under operating lease agreements. As of January 31, 2022, non-cancellable leases expire on various dates between fiscal years 2023 and 2030.

Generally, the Company's non-cancellable leases include renewal options to extend the lease term from one to five years. The Company has not included any renewal options in its lease terms as these options are not reasonably certain of being exercised. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of January 31, 2022 and 2021, lease balances were as follows:

	January 31,
	2022	2021
	(in thousands)
Operating leases
Operating lease right-of-use assets	$25,535	$21,817
Operating lease liabilities, current	3,876	2,286
Operating lease liabilities, noncurrent	25,370	22,459
Total operating lease liabilities	$29,246	$24,745
The Company recognizes operating lease costs on a straight-line basis over the lease period. Lease expense for the years ended January 31, 2022, 2021, and 2020 was $6.1 million, $5.1 million, and $4.5 million, respectively. Operating lease costs for short-term leases and variable lease costs were not material during the years ended January 31, 2022, 2021 and 2020.
Future payments of operating lease liabilities under the Company’s non-cancellable operating leases as of January 31, 2022 were as follows:

(in thousands)
Years Ending January 31,
2023	$6,719
2024	6,177
2025	5,779
2026	4,775
2027	4,589
Thereafter	10,347
Total undiscounted operating lease payments	$38,386
Less: imputed interest	(9,140)
Total operating lease liabilities	$29,246
Other supplemental information as of January 31, 2022 and 2021 was as follows:

	January 31,
	2022	2021
Lease Term and Discount Rate
Weighted-average remaining operating lease term (years)	6.5	7.5
Weighted-average operating lease discount rate	7.3%	7.9%
Other supplemental cash flow information for the years ended January 31, 2022, 2021 and 2020 was as follows:

	Year ended January 31,
	2022	2021	2020
	(in thousands)
Supplemental Cash Flow Information
Cash paid for amounts in the measurement of operating lease liabilities	$5,164	$4,226	$4,527
As of January 31, 2022, the Company has no additional operating leases that have not yet commenced and as such, have not yet been recognized on the Company’s Consolidated Balance Sheet.

7.    Debt
In July 2018, the Company entered into a term loan facility with certain lenders (the “2018 Loan”) with a borrowing capacity of $45.0 million to finance working capital and repay all outstanding amounts owed under previous loans. The Company borrowed $35.0 million, with issuance costs of $1.1 million and net proceeds of $33.9 million. The 2018 Loan is secured by substantially all of the Company’s assets, contains customary affirmative and negative covenants, and requires the Company to maintain minimum cash balances and attain certain customer billing targets. The 2018 Loan has a five-year maturity and interest is calculated at LIBOR plus 6.55%. The 2018 Loan agreement was amended on March 20, 2019 to extend the interest only monthly payments through June 30, 2021 to be followed by equal monthly payments of principal and interest. As of January 31, 2021 the Company was in compliance with all financial and non-financial debt covenants.
Transaction costs upon entering into the 2018 Loan were recorded as debt discount and are amortized over the term of the 2018 Loan.
Total interest expense incurred during the years ended January 31, 2022, 2021, and 2020 was $1.5 million, $3.3 million, and $3.5 million, respectively. There was no accrued interest as of January 31, 2022 and 2021.
In March 2021, the Company repaid the entire loan balance of $35.0 million, accrued interest and prepayment fees of $1.2 million.
8.    Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services related to, but not limited to, manufacturing, facilities, and professional services under non-cancellable contracts. They were not recorded as liabilities on the consolidated balance sheets as of January 31, 2022 and 2021 as the Company had not yet received the related goods or services. The Company had open purchase commitments for goods and services of $167.0 million as of January 31, 2022. All of them are expected to be received by January 31, 2024.
Legal Proceedings
The Company may be involved in various lawsuits, claims, and proceedings, including intellectual property, commercial, securities, and employment matters that arise in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of the consolidated financial statements indicates it is probable a loss has been incurred as of the date of the consolidated financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal costs are expensed as incurred.
The Company believes it has recorded adequate provisions for any such lawsuits, claims, and proceedings and, as of January 31, 2022, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in the consolidated financial statements. Based on its experience, the Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted with certainty. While litigation is inherently unpredictable, the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the consolidated financial statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved; and such changes are recorded in the accompanying consolidated statements of operations during the period of the change and reflected in accrued and other current liabilities on the accompanying consolidated balance sheets.
Guarantees and Indemnifications
The Company has service level commitments to its customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits in the event that the Company fails to meet those levels. To date, the Company has not incurred any material costs as a result of such commitments.
The Company’s arrangements generally include certain provisions for indemnifying customers against liabilities if its products or services infringe a third-party’s intellectual property rights. Additionally, the Company may be required to indemnify for claims caused by its negligence or willful misconduct. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. To date, the Company has not incurred any material costs as a result of such obligations and has not accrued any liabilities related to such obligations in the consolidated financial statements.

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
Letters of Credit
The Company had $0.4 million of secured letters of credit outstanding as of January 31, 2022 and 2021. These primarily relate to support of customer agreements and are fully collateralized by cash deposits which the Company recorded in restricted cash on its consolidated balance sheets based on the term of the remaining restriction.
9.    Redeemable Convertible Preferred Stock
In fiscal year 2022, upon the closing of the Merger on February 26, 2021, all outstanding redeemable convertible preferred stock were converted into shares of Legacy ChargePoint common stock pursuant to the conversion rate effective immediately prior to the Merger (see Note 4, Reverse Capitalization and Business Combinations).
In fiscal year 2021, Legacy ChargePoint issued 22.4 million shares of Series H-1 redeemable convertible preferred stock and 22.4 million common stock warrants for total cash proceeds of $127.0 million, net of issuance costs of $0.2 million. On issuance, Legacy ChargePoint’s redeemable convertible preferred stock and common stock warrants were recorded at fair value of the amount of allocated proceeds, net of issuance costs. Legacy ChargePoint performed a valuation of the Series H-1 redeemable convertible preferred stock as well as the common stock warrants. The common stock warrants were valued using the Black-Scholes option pricing model. Based upon that valuation, Legacy ChargePoint allocated the net proceeds between the Series H-1 redeemable convertible preferred stock and common stock warrants of $95.5 million and $31.5 million, respectively, based on their relative fair values. In addition, the Company evaluated the conversion feature of the Series H-1 redeemable convertible preferred stock to assess whether it met the definition of a beneficial conversion feature (“BCF”). As the fair value of a share of common stock exceeded the effective conversion price at the issuance date, the Series H-1 redeemable convertible preferred stock contained a BCF. The intrinsic value of $60.4 million was recorded as a discount to the Series H-1 redeemable convertible preferred stock and a credit to additional paid-in capital. As a result of the shares being readily convertible into shares of the Company’s common stock at the option of the holders, the full value of the BCF was immediately recorded as a deemed dividend through additional paid-in capital to reflect the accretion of the discount resulting from the at-issuance BCF embedded within the redeemable convertible preferred stock.
In fiscal year 2020, Legacy ChargePoint issued 2.6 million shares of Series H redeemable convertible preferred stock and 0.9 million common stock warrants for total cash proceeds of $14.9 million, net of issuance costs of $0.1 million. Of the total proceeds, $14.8 million, net of $0.1 million of issuance costs, was allocated to the Series H redeemable convertible preferred stock, based on the estimated fair value of the redeemable convertible preferred stock relative to the estimated fair value of the common stock warrants.

As of January 31, 2022, the Company does not have any redeemable convertible preferred stock outstanding. Redeemable convertible preferred stock as of January 31, 2021 and 2020 consisted of the following (in thousands, except for number of shares):

	January 31, 2021
	Shares		Liquidation Preference	Carrying Value
	Authorized	Outstanding
Series A	29,027	29,027	$3,746	$3,697
Series B	132,831	130,146	13,993	13,947
Series C	45,222	45,222	13,068	13,039
Series D	45,744,194	44,307,263	54,946	49,469
Series E	22,578,525	21,772,150	54,000	26,795
Series F	23,611,372	23,611,372	59,000	58,624
Series G	28,533,636	28,533,636	125,000	124,745
Series H	42,154,388	42,154,388	240,000	229,925
Series H-1 (for liquidation preference including unpaid accumulated dividends)	22,351,053	22,351,053	146,594	95,456
	185,180,248	182,934,257	$710,347	$615,697

	January 31, 2020
	Shares		Liquidation Preference	Carrying Value
	Authorized	Outstanding
Series A	29,027	29,027	$3,746	$3,697
Series B	132,831	130,146	13,993	13,947
Series C	45,222	45,222	13,068	13,039
Series D	45,744,194	44,307,262	54,946	49,469
Series E	22,578,525	21,772,150	54,000	26,795
Series F	23,611,372	23,611,372	59,000	58,624
Series G	28,533,636	28,533,636	125,000	124,745
Series H	42,154,388	42,154,388	240,000	229,925
	162,829,195	160,583,203	$563,753	$520,241
The significant features of the Legacy ChargePoint’s redeemable convertible preferred stock were as follows:
Dividend provisions — The holders of the outstanding shares of Series A, Series B, Series C, Series D, Series E, Series F, Series G, and Series H redeemable convertible preferred stock are entitled to receive, when and if declared by Legacy ChargePoint’s board of directors, a noncumulative dividend at the annual rate per share of $10.3251, $8.5792, $23.1286, $0.0992, $0.0992, $0.1999, $0.3505, and $0.4554, respectively, per annum, adjustable for certain events, such as stock splits and combinations. The holders of the outstanding shares of Series H-1 redeemable convertible preferred stock are entitled to receive a cumulative dividend accrued at the annual rate of $0.4539 per share, accruing on a daily basis through the second anniversary of the issuance of the Series H-1 redeemable convertible preferred stock. In addition, holders of redeemable convertible preferred stock participate in any distribution in excess of preferred dividends on an as converted basis. The Company has declared no dividends as of January 31, 2022 and 2021. As of January 31, 2022 and 2021, total unpaid accumulated dividends due to the Series H-1 redeemable convertible preferred stockholders were zero and $16.8 million, respectively. Upon the closing of the Merger on February 26, 2021, 1,026,084 shares of Common Stock were issued to settle the accumulated dividend to the Series H-1 redeemable convertible preferred stockholders (see Note 4, Reverse Capitalization and Business Combinations).
Liquidation preference — In the event of any liquidation, dissolution, winding up or change of control of the Company, whether voluntary or involuntary, the holders of Series H-1 redeemable convertible preferred stock shall be entitled to receive on a pari passu basis, and prior and in preference to any distribution of any of the assets, the amount of $5.6934 per share for each share of Series H-1 redeemable convertible preferred stock then held, as applicable, adjusted for any stock dividends, combinations, splits, or recapitalization, plus all declared but unpaid dividends.
After payments to the holders of Series H-1 redeemable convertible preferred stock, the holders of Series H redeemable convertible preferred stock shall be entitled to receive on a pari passu basis, and prior and in preference to any distribution of any of the assets, the amount of $5.6934 per share for each share of Series H redeemable convertible preferred stock then held, as applicable, adjusted for any stock dividends, combinations, splits, or recapitalization, plus all declared but unpaid dividends.
After payments to the holders of Series H redeemable convertible preferred stock, holders of Series G redeemable convertible preferred stock shall be entitled to receive on a pari passu basis, and prior and in preference to any distribution of any of the assets, the amount of $4.3808 per share for each share of Series G redeemable convertible preferred stock then held, as applicable, adjusted for any stock dividends, combinations, splits, or recapitalization, plus all declared but unpaid dividends.
After payments to the holders of Series G redeemable convertible preferred stock, holders of Series F redeemable convertible preferred stock shall be entitled to receive on a pari passu basis, and prior and in preference to any distribution of any of the assets, the amount of $2.4988 per share for each share of Series F redeemable convertible preferred stock then held, as applicable, adjusted for any stock dividends, combinations, splits, or recapitalization, plus all declared but unpaid dividends.
After payments to the holders of Series F redeemable convertible preferred stock, holders of Series E redeemable convertible preferred stock shall be entitled to receive on a pari passu basis, and prior and in preference to any distribution of any of the assets, the amount of $2.4802 per share for each share of Series E redeemable convertible preferred stock then held, as applicable, adjusted for any stock dividends, combinations, splits, or recapitalization, plus all declared but unpaid dividends.
After payments to the holders of Series E redeemable convertible preferred stock, holders of Series D redeemable convertible preferred stock shall be entitled to receive on a pari passu basis, and prior and in preference to any distribution of any of the assets, the amount of $1.2401 per share for each share of Series D redeemable convertible preferred stock then held, as applicable, adjusted for any stock dividends, combinations, splits, or recapitalization, plus all declared but unpaid dividends.
After payments to the holders of Series D redeemable convertible preferred stock, the holders of the Series C and Series B redeemable convertible preferred stock are entitled to receive the amount of $288.9825 and $107.5156 per share, respectively, for each share of Series C and Series B redeemable convertible preferred stock then held, as applicable, adjusted for any stock dividends, combinations, splits, or recapitalization, plus all declared but unpaid dividends.
After payments to the holders of Series C and Series B redeemable convertible preferred stock, the holders of the Series A redeemable convertible preferred stock are entitled to receive the amount of $129.0387 per share, respectively, for each share of Series A redeemable convertible preferred stock share then held, as applicable, adjusted for any stock dividends, combinations, splits, or recapitalization, plus all declared but unpaid dividends.
After payments to the holders of Series A redeemable convertible preferred stock, the entire remaining assets and surplus funds of the Company legally available for distribution, if any, shall be distributed pro rata among the holders of the then outstanding common stock and redeemable convertible preferred stock on an as-converted basis, rounded down to the next whole number of shares on a pari passu basis according to the number of shares of common stock held by such holders, until such time as each holder of then outstanding Series A, Series B, Series C, Series D, Series E, Series F, Series G, Series H, and Series H-1 redeemable convertible preferred stock have received an aggregate amount equal to 2, 4, 4, 4, 2.5, 4, 2, 2, and 2 times the preference amount, respectively, of each share of redeemable convertible preferred stock held by each holder. After these distributions have been paid to all holders of redeemable convertible preferred stock, then the holders of then outstanding common stock will be entitled to receive all remaining assets of the Company legally available for distribution pro rata according to the number of outstanding shares of common stock then held by each holder. The redeemable convertible preferred stock will be deemed to have been automatically converted into common stock if the redemption amount per share on an as-converted basis would be greater than such holder would otherwise be entitled to.
Conversion rights — Each share of Series A, Series B, Series C, Series D, Series E, Series F, Series G, Series H, and Series H-1 redeemable convertible preferred stock are convertible, at the option of the holder thereof, at any time after the date of issuance of such share, into such number of fully paid and non-assessable shares of common stock as is determined by dividing $91.7319, $81.5974, $139.6147, $1.2401, $1.2401, $2.4988, $4.3808, $5.6934, and $5.6934, respectively, by the conversion price of $1.9011, $1.9011, $1.9011, $1.2401, $1.2401, $2.4988, $4.3808, $5.6934, and $5.6934, respectively, in effect on the date the certificate is surrendered for conversion.
The holders of each series of redeemable convertible preferred stock shall benefit from certain anti-dilution adjustments in the event the Company issues shares at a per share price lower than the respective issuance price of each series of redeemable convertible preferred stock.
The redeemable convertible preferred stock will automatically convert into shares of common stock at the then effective conversion price for each such share immediately upon the Company’s sale of its common stock in a firm commitment of an underwritten initial public offering pursuant to a registration statement under the Securities Act of 1933, as amended, that has a public offering price of not less than $11.3867 per share, adjusted for any stock dividends, combinations, splits, or recapitalization, and which result in aggregate gross proceeds to the Company of not less than $100.0 million, net of underwriting discounts, commissions, and expenses.
Redemption and Balance Sheet Classification — While the redeemable convertible preferred stock does not have mandatory redemption provisions, the deemed liquidation preference provisions of the redeemable convertible preferred stock are considered contingent redemption provisions that are not solely within the Company’s control. These elements primarily relate to deemed liquidation events such as a change of control. Accordingly, the Company’s redeemable convertible preferred stock has been presented outside of permanent equity in the mezzanine section of the consolidated balance sheets.

Voting rights — The holders of each share of redeemable convertible preferred stock are entitled to the number of votes equal to the number of shares of common stock into which such shares of redeemable convertible preferred stock could be converted. The holder of each share of common stock shall have the right to one vote for each such share and shall be entitled to notice of any stockholders’ meeting in accordance with the bylaws of the Company. Holders of Series A, Series B, Series D, Series, F, and Series H redeemable convertible preferred stock have the right to appoint one, two, three, two, and two directors to the Company’s board of directors, respectively.
10.    Common Stock
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
As of January 31, 2022 and 2021, the Company was authorized to issue 1,000,000,000 and 299,771,284 shares of common stock, respectively, with a par value of $0.0001 per share. There were 334,760,615 and 22,961,032 shares issued and outstanding as of January 31, 2022 and 2021, respectively.
The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. The holders of common stock are not entitled to cumulative voting rights with respect to the election of directors, and as a consequence, minority stockholders are not able to elect directors on the basis of their votes alone. Subject to preferences that may be applicable to any shares of redeemable convertible preferred stock currently outstanding or issued in the future, holders of common stock are entitled to receive ratably such dividends as may be declared by the Company’s board of directors out of funds legally available therefor. In the event of the Company’s liquidation, dissolution, or winding up, holders of the Company’s common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preference of any then outstanding redeemable convertible preferred stock. Holders of common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance on an as-if converted basis, were as follows:

	January 31,
	2022	2021
Conversion of redeemable convertible preferred stock	—	193,037,715
Stock options issued and outstanding	22,200,869	30,167,178
Restricted stock units outstanding	4,033,418	—
Redeemable convertible preferred stock warrants outstanding	—	2,358,546
Common stock warrants outstanding	35,549,024	36,402,515
Shares available for grant under 2017 Stock Option Plan	—	4,528,391
Shares available for grant under 2021 Equity Incentive Plan	36,370,596	—
Shares available for grant under 2021 ESPP	8,177,683	—
Total shares of common stock reserved	106,331,590	266,494,345
On February 26, 2021, upon the closing of the Merger as referenced in Note 4, Reverse Capitalization and Business Combinations, all of the outstanding redeemable convertible preferred stock was converted to Common Stock pursuant to the conversion ratio effective immediately prior to the Merger, and the remaining fair value was reclassified to additional paid-in capital.

11.    Stock Warrants and Earnout
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
The liability associated with these warrants was subject to remeasurement at each balance sheet date using the Level 3 fair value inputs. See Note 3, Fair Value Measurements, for further details.
The Level 3 fair value inputs used in the recurring valuation of the redeemable convertible preferred stock warrant liability were as follows:

	February 26, 2021 (Merger Date)	January 31, 2021	January 31, 2020
Expected volatility	84.3%	80.5%	58.4%
Risk-free interest rate	0.0%	0.1%	1.6%
Dividend rate	0.0%	0.0%	0.0%
Expected term (years)	0	1.4	2.0
Common Stock Warrants
In addition to the warrants to purchase 2,358,528 shares of Legacy ChargePoint preferred stock described above, Legacy ChargePoint had outstanding warrants to purchase 36,402,503 shares of Legacy ChargePoint common stock (collectively, “Legacy Warrants”), which now represent warrants to purchase Common Stock. Immediately following the Merger, there were 38,761,031 Legacy Warrants outstanding which are classified as equity.
During the fiscal year ended January 31, 2022, 3,222,442 Legacy Warrants were net exercised resulting in the issuance of 2,906,689 shares of Common Stock. During the fiscal year ended January 31, 2022, proceeds received for the exercise of Legacy Warrants were $1.2 million. As of January 31, 2022, there were 35,538,589 Legacy Warrants outstanding which are classified as equity.

	January 31, 2022
	Outstanding Warrants		Expiration Date
	Number of Warrants	Exercise Price
Common Stock	21,727,177	$1.25 - $6.03	3/4/2022 – 8/6/2030
Common Stock	13,811,412	$9.04	11/16/2028 – 2/14/2029
Total outstanding common stock warrants	35,538,589

	February 26, 2021 (Merger Date)
	Outstanding Warrants		Expiration Date
	Number of Warrants(1)	Exercise Price
Common Stock	24,709,575	$1.00 - $6.03	3/4/2022 - 8/6/2030
Common Stock	14,051,456	$9.04	11/16/2028 – 2/14/2029
Total outstanding common stock warrants	38,761,031
______________
(1) The shares (and the warrants' exercise prices) subject to the Company's Legacy Warrants were restated to reflect the Exchange Ratio of approximately 0.9966 established in the Merger Agreement as discussed in Note 4.

	January 31, 2021
	Outstanding Warrants		Expiration Date
	Number of Warrants (1)	Exercise Price
Common Stock	22,351,053	$6.03	3/4/2022 - 8/6/2030
Common Stock	14,051,462	$9.04	11/16/2028 - 2/14/2029
Total outstanding common stock warrants	36,402,515
_____________
(1) The shares (and the warrants' exercise prices) subject to the Company's Legacy Warrants were restated to reflect the Exchange Ratio of approximately 0.9966 established in the Merger Agreement as discussed in Note 4.
Private Placement Warrants
The Private Placement Warrants were initially recognized as a liability on February 26, 2021, at a fair value of $127.9 million and the Private Placement Warrant liability was remeasured to fair value as of any respective exercise dates and as of January 31, 2022. The Company recorded a gain of $63.7 million for the fiscal year ended January 31, 2022, classified within change in fair value of warrant liabilities in the consolidated statements of operations. As of January 31, 2022, there were 10,435 Private Placement Warrants outstanding.
The Private Placement Warrants were valued using the following assumptions under the BLM that assumes optimal exercise of the Company’s redemption option at the earliest possible date:

	January 31, 2022	February 26, 2021 (Merger Date)
Market price of public stock	$13.85	$30.83
Exercise price	$11.50	$11.50
Expected term (years)	4.1	5.0
Volatility	70.5%	73.5%
Risk-free interest rate	1.0%	0.8%
Dividend rate	0.0%	0.0%
Public Warrants
The Public Warrants became exercisable 30 days after the completion of the Merger. The Public Warrants were exercisable for a whole number of shares.
The Public Warrants were initially recognized as a liability on February 26, 2021 at a fair value of $153.7 million and the public warrant liability was remeasured to fair value based upon the market price as warrants were exercised. On June 4, 2021 the Company issued a redemption notice pursuant to which all but 244,481 Public Warrants were exercised by the Public Warrant holders. At the conclusion of the redemption notice period on July 6, 2021, the Company redeemed the remaining 244,481 Public Warrants outstanding for $0.01 per warrant. The Company recognized a loss of $15.9 million for the fiscal year ended January 31, 2022, classified within change in fair value of warrant liabilities in the consolidated statements of operations.
During the fiscal year ended January 31, 2022, proceeds received for the exercise of Public Warrants were $117.6 million. As of January 31, 2022, no Public Warrants remained outstanding.

Warrants Activity
Activity of warrants is set forth below:

	Legacy Warrants (1)	Private Placement Warrants	Public Warrants	Total Common Stock Warrants (1)
Outstanding as of January 31, 2021	38,761,031	—	—	38,761,031
Common Stock Warrants as Part of the Merger	—	6,521,568	10,470,562	16,992,130
Warrants Exercised	(3,222,442)	(6,511,133)	(10,226,081)	(19,959,656)
Warrants Redeemed	—	—	(244,481)	(244,481)
Outstanding as of January 31, 2022	35,538,589	10,435	—	35,549,024
_______________
(1) The shares (and the warrants' exercise prices) subject to the Company's Legacy Warrants were restated to reflect the Exchange Ratio of approximately 0.9966 established in the Merger Agreement as discussed in Note 4.

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
The first two Earnout Triggering Events for up to 18,000,000 of the Earnout Shares occurred on March 12, 2021, and, after withholding some of these Earnout Shares to cover employee withholding tax obligations, 17,539,657 Earnout Shares were issued on March 19, 2021, and the estimated fair value of the earnout liability was remeasured to $743.7 million, including (i) $501.1 million related to the Earnout Shares issuable upon the occurrence of the Earnout Triggering Event associated with the $15.00 and $20.00 VWAP per share thresholds based on the Common Stock price as of March 12, 2021, and (ii) $242.6 million related to the estimated fair value of earnout liability related to the remaining 9,000,000 Earnout Shares issuable upon the occurrence of the Earnout Triggering Event associated with the $30.00 VWAP per share threshold based on a Monte Carlo simulation valuation model as of March 12, 2021, as described above. The change in fair value resulted in a gain of $84.4 million recognized in the consolidated statement of operations for the three months ended April 30, 2021. Upon settlement of the first two tranches, the classification of the remaining 9,000,000 Earnout Shares of the third tranche was changed to equity on March 12, 2021, because the Earnout Shares became an instrument contingently issuable upon the occurrence of the Earnout Triggering Event into a fixed number of Common Shares that is not based on an observable market price or index other than the Company’s own stock price.
The third and final Earnout Triggering Event for up to 9,000,000 of the Earnout Shares associated with the $30.00 VWAP per share threshold occurred on June 29, 2021, and, after the withholding of some of these Earnout Shares to cover employee withholding tax obligations, 8,773,596 Earnout Shares were issued on July 1, 2021. No further Earnout Shares remained contingently issuable as of January 31, 2022.

12.    Equity Plans and Stock-Based Compensation
The following sets forth the total stock-based compensation expense for employee equity plans included in the Company’s consolidated statements of operations:

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Cost of revenue	$3,782	$115	$39
Research and development	25,461	1,807	871
Sales and marketing	9,154	1,501	1,164
General and administrative	28,934	1,524	863
Total stock-based compensation expense	$67,331	$4,947	$2,937
The following set forth the total stock-based compensation expense by award type is as follows:

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Stock Options	$20,705	$4,947	$2,937
ESPP	1,272	—	—
RSU	45,354	—	—
Total stock-based compensation expense	$67,331	$4,947	$2,937

2021 Employee Stock Purchase Plan
On February 25, 2021, the stockholders of the Company approved the 2021 Employee Stock Purchase Plan (“2021 ESPP”). The 2021 ESPP permits participants to purchase shares of the Company’s Common Stock, up to the IRS allowable limit, through contributions (in the form of payroll deductions or otherwise to the extent permitted by the administrator) of up to 15% of their eligible compensation. The 2021 ESPP provides for consecutive, overlapping 24-month offering periods, subject to certain rollover and reset mechanisms as defined in the ESPP. Participants are permitted to purchase shares of the Company’s Common Stock at the end of each 6-month purchase period at 85% of the lower of the fair market value of the Company’s Common Stock on the first trading day of an offering period or on the last trading date of each purchase period. A participant may purchase a maximum of 10,000 shares of the Company’s Common Stock during a purchase period. Participants may end their participation at any time during an offering and will be refunded any accumulated contributions that have not yet been used to purchase shares. Participation ends automatically upon termination of employment with the Company. The initial offering period is from October 1, 2021 through September 9, 2023.
Further, on the first day of each March during the term of the 2021 ESPP, commencing on March 1, 2021 and ending on (and including) March 1, 2040, the aggregate number of shares of Common Stock that may be issued under the 2021 ESPP shall automatically increase by a number equal to the lesser of (i) one percent (1%) of the total number of shares of Common Stock issued and outstanding on the last day of the preceding month, (ii) 5,400,000 shares (subject to standard anti-dilution adjustments), or (iii) a number of shares determined by the Company’s Board of Directors. As of January 31, 2022, 8,177,683 shares of Common Stock were available under the 2021 ESPP.
As of January 31, 2022, unrecognized stock-based compensation expense for ESPP was $6.1 million and is expected to be recognized over the weighted average period of 1.83 years.
2021 Equity Incentive Plan
On February 25, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (“2021 EIP”). Under the 2021 EIP, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSU”) and certain other awards which are settled in the form of shares of Common Stock issued under this 2021 EIP. On the first day of each March, beginning on March 1, 2021 and continuing through March 1, 2030, the 2021 EIP reserve will automatically increase by a number equal to the lesser of (a) 5% of the total number of shares actually issued and outstanding on the last day of the preceding month and (b) a number of shares determined by the Company’s Board of Directors. As of January 31, 2022, 36,370,596 shares of Common Stock were available under the 2021 EIP.
There were no options granted for the year ended January 31, 2022.

Restricted Stock Units
The 2021 EIP provides for the issuance of RSUs to employees and directors. A summary of activity of RSUs under the 2021 EIP at January 31, 2022 and changes during the periods then ended is presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 31, 2021	—	$—
RSU granted	5,664,811	$26.57
RSU vested	(1,380,988)	$27.36
RSU forfeited	(250,405)	$27.05
Outstanding as of January 31, 2022	4,033,418	$26.27
The weighted-average grant date fair value of RSUs granted in the years ended January 31, 2022 was $26.57. The total grant date fair value of RSUs vested during the year ended January 31, 2022 was $37.8 million.
As of January 31, 2022, unrecognized stock-based compensation expense for RSU was $81.5 million and is expected to be recognized over a weighted-average period of 2.83 years.
2017 Plan and 2007 Plan
In fiscal year 2022, the Company terminated its 2017 Stock Option Plan (the “2017 Plan”) and 2007 Stock Option Plan (the “2007 Plan”). No further awards will be granted under the 2017 and 2007 Plans. As of January 31, 2022, 19,071,585 shares and 3,129,284 shares of Common Stock remain reserved for outstanding awards issued under the 2017 and 2007 Plans, respectively. Stock-based awards forfeited, cancelled or repurchased from the above plans generally are returned to the pool of shares of Common Stock available for issuance under the 2021 EIP Plan.
Stock Options Activity
A summary of option activity under the 2017 and 2007 Plans at January 31, 2022 and changes during the periods then ended is presented in the following table:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2021	30,166,792	$0.71	7.3	$1,064,539
Granted	—	$—
Exercised	(7,238,656)	$0.62
Cancelled	(727,267)	$2.39
Outstanding as of January 31, 2022	22,200,869	$0.68	6.6	$292,362
Options vested and expected to vest as of January 31, 2022	21,801,260	$0.68	6.6	$287,130
Exercisable as of January 31, 2022	15,162,200	$0.65	6.0	$200,088
The options outstanding as of January 31, 2022, include the June 2020 grant of a stock option under the 2017 Plan to the Company’s Chief Executive Officer to purchase a total of 1,500,000 shares of Common Stock (“CEO Award”) originally subject to both service and performance-based vesting conditions. No stock-based compensation expense had been recorded prior to the Merger as the CEO Awards were improbable of vesting before and after two modifications in each of September 2020 and December 2020, because the performance-based vesting condition was contingent upon the closing of the Merger. Accordingly, the Company commenced recognition of stock-based compensation expense for the CEO Award following the Merger in February 2021 when the only remaining vesting condition was service-based. As of January 31, 2022 and 2021, the total unrecognized compensation expense related to the unvested portion of the CEO Award was $28.4 million and $44.3 million, respectively, which is expected to be recognized over a period of 2 years.
The weighted-average grant date fair value of options granted in the years ended January 31, 2022, 2021, and 2020 was zero, $0.94, and $0.31 per share, respectively. The total fair value of options vested during the years ended January 31, 2022, 2021, and 2020 was $3.4 million, $5.4 million, and $2.5 million, respectively.

As of January 31, 2022, unrecognized stock-based compensation expense for options was $32.4 million and is expected to be recognized over a weighted-average period of 1.63 years.
Determination of Fair Value
The Company records stock-based compensation based on the fair value of stock options and ESPP on grant date using the Black-Scholes option-pricing model.
The weighted-average assumptions in the Black-Scholes option-pricing models used to determine the fair value of stock options granted during the years ended January 31, 2021, and 2020 were as follows:

	Year Ended January 31,
	2021	2020
Expected volatility	49.1% - 51.6%	40.3% - 40.9%
Risk-free interest rate	0.3% - 1.6%	1.4% - 2.4%
Dividend rate	0.0%	0.0%
Expected term (in years)	5.6 - 5.8	5.0 - 5.9
Fair value of the underlying common stock: For the fiscal year ended January 31, 2021 and 2020, the absence of a public market for Legacy ChargePoint’s common stock required its board of directors to estimate the fair value of its common stock for purposes of granting options and for determining stock-based compensation expense by considering several objective and subjective factors, including contemporaneous third-party valuations, actual and forecasted operating and financial results, market conditions and performance of comparable publicly traded companies, developments and milestones in Legacy ChargePoint, the rights and preferences of common and redeemable convertible preferred stock, and transactions involving the Legacy ChargePoint’s stock. The fair value of the Legacy ChargePoint’s common stock was determined in accordance with applicable elements of the American Institute of Certified Public Accountants guide, Valuation of Privately Held Company Equity Securities Issued as Compensation.
Expected volatility: As Legacy ChargePoint was not publicly traded, the expected volatility for Legacy ChargePoint’s stock options were determined by using an average of historical volatilities of selected industry peers deemed to be comparable to the Legacy ChargePoint’s business corresponding to the expected term of the awards.
Risk-free interest rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities corresponding to the expected term of the awards.
Expected dividend yield: The expected dividend rate is zero as Legacy ChargePoint had no history or expectation of declaring dividends on its common stock.
Expected term: The expected term represents the period these stock awards are expected to remain outstanding and is based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules, and expectations of future employee behavior.
The Company did not grant any options during the year ended January 31, 2022.
The weighted-average assumptions in the Black-Scholes option-pricing models used to determine the fair value of ESPP rights granted during the year ended January 31, 2022 were as follows:

Year Ended January 31,
2022
Expected volatility	61.8% - 73.5%
Risk-free interest rate	0.1% - 0.3%
Dividend rate	0.0%
Expected term (in years)	0.4 - 1.9
Expected volatility: The expected volatility was determined by using a blended volatility approach of peer volatility and implied volatility. Peer volatility was calculated as the average of historical volatilities of selected industry peers deemed to be comparable to ChargePoint’s business corresponding to the expected term of the awards.
Risk-free interest rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities corresponding to the expected term of the awards.

Expected dividend yield: The expected dividend rate is zero as ChargePoint currently has no history or expectation of declaring dividends on its Common Stock.
Expected term: The expected term represents the length of time the ESPP rights under each purchase period are outstanding.
The Company estimates the fair value of RSUs as the closing market value of its Common Stock on the grant date.
13.    Income Taxes
The components of net loss before income taxes were as follows:

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Domestic	$(131,916)	$(197,908)	$(134,578)
Foreign	(3,255)	1,082	475
Net loss before income taxes	$(135,171)	$(196,826)	$(134,103)
The components of the provision for (benefit from) income taxes were as follows:

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Current
Federal	$—	$—	$—
State	17	47	35
Foreign	359	151	189
Total current	$376	$198	$224
Deferred
Federal	$(1,242)	$—	$—
State	(423)	—	—
Foreign	(1,641)	—	—
Total deferred	(3,306)	—	—
Total provision for income taxes	$(2,930)	$198	$224
A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate was as follows:

	Year Ended January 31,
	2022	2021	2020
Tax at federal statutory rate	21.0%	21.0%	21.0%
State tax rate, net	—%	—%	—%
Permanent differences	0.2%	(0.6%)	(1.5%)
Warrant and earnout revaluation	20.9%	(7.8%)	(0.1%)
Stock-based compensation	8.0%	(0.2%)	(0.2%)
Intangible assets amortization	1.3%	—%	—%
Change in valuation allowance	(45.5%)	(13.6%)	(21.1%)
Transaction cost	(1.2%)	—%	—%
Research and development tax credits	2.8%	1.1%	1.8%
Section 162(m) executive compensation limitation	(5.3)%	—%	—%
Effective tax rate	2.2%	(0.1)%	(0.1)%

The significant components of the Company’s deferred tax assets and liabilities as of January 31, 2022 and 2021 were as follows:

	Year Ended January 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Net operating losses	$199,299	$114,154
Research & development credits	25,725	12,054
Deferred revenue	10,691	15,270
Accruals and reserves	10,882	8,102
Stock-based compensation	2,445	980
Operating lease liabilities	7,490	6,999
Total deferred tax assets	256,532	157,559
Less: valuation allowance	(240,584)	(150,991)
Deferred tax liabilities:
Depreciation and amortization	(177)	(375)
Operating lease right-of-use assets	(6,550)	(6,186)
Acquired intangible assets	(26,918)	—
Total deferred tax liabilities	(33,645)	(6,561)
Net deferred tax assets (liabilities)	$(17,697)	$7
The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the Company’s historical operating losses in the United States (“US”), the Company believes that it is more likely than not that the US deferred taxes will not be realized; accordingly, the Company has recorded a full valuation allowance on its net US deferred tax assets as of January 31, 2022 and 2021. The valuation allowance increased by $89.6 million, $16.7 million, and $36.2 million during the years ended January 31, 2022, 2021, and 2020, respectively. The increases were primarily driven by losses and tax credits generated in the United States.
As of January 31, 2022, the Company had federal and California state net operating loss (“NOL”) carryforwards of $737.8 million and $312.6 million, respectively, of which $549.0 million of the federal NOL carryforwards can be carried forward indefinitely. The federal and California state net operating loss carryforwards begin to expire in 2028 and 2029, respectively. In addition, the Company had NOLs for other states of $270.9 million, which expire beginning in the year 2023.
As of January 31, 2022, the Company had federal and California state research credit carryforwards of $24.5 million and $23.2 million, respectively. The federal credit carryforwards will begin to expire in 2038. The California research credit carryforwards can be carried forward indefinitely. The Company had alternative refueling property tax credits that are permanently limited by Section 382.

Under Internal Revenue Code Section 382 (“Section 382”) , the Company’s ability to utilize NOL carryforwards or other tax attributes such as research tax credits, in any taxable year may be limited if the Company experiences, or has experienced, an “ownership change.” A Section 382 ownership change generally occurs if one or more stockholders or groups of stockholders, who own at least 5% of the Company’s stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. In the prior year, the Company estimated the Section 382 impact on its tax attributes through January 31, 2021. As of January 31, 2022, the Company completed its Section 382 analysis and determined it had experienced ownership changes in some periods through January 31, 2021. As a result of the ownership changes, approximately $17.1 million of Federal NOLs, $17.9 million of California NOLs, and $4.7 million of federal tax credits are expected to expire unutilized for income tax purposes. As such, these amounts are excluded from the above-mentioned carryforward balance as of January 31, 2022. The Company expects to complete the Section 382 analysis of ownership changes that occurred during the year ending January 31, 2022 during the year ending January 31, 2023 and has not reduced NOLs for such changes as of January 31, 2022. Subsequent ownership changes may affect the limitation in future years.

The following table summarizes the activity related to unrecognized tax benefits as follows:

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Unrecognized tax benefits - beginning	$9,402	$10,153	$6,884
Gross changes - prior period tax position	2,039	(3,620)	—
Gross changes - current period tax position	7,797	2,869	3,269
Unrecognized tax benefits — ending	$19,238	$9,402	$10,153
As of January 31, 2022, the Company had unrecognized tax benefits of $19.2 million, which would not impact the effective tax rate, if recognized, due to the valuation allowance. The Company does not expect its unrecognized tax benefits will significantly change over the next twelve months. The Company recognizes interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. To date, there have been no interest or penalties charged in relation to unrecongized tax benefits.
The Company is subject to income taxes in United States federal and various state, local, and foreign jurisdictions. The fiscal years from 2008 to 2022 remain open to examination due to the carryover of unused net operating losses or tax credits.
The Company intends to indefinitely reinvest the undistributed earnings of its foreign subsidiaries in those operations. Therefore, the Company has not accrued any provision for taxes associated with the repatriation of undistributed earnings from its foreign subsidiaries as of January 31, 2022. The amount of unrecognized deferred tax liability on these undistributed earnings was not material as of January 31, 2022.
14.    Related Party Transactions
Daimler AG and its affiliated entities (“Daimler”) is an investor in the Company and one of its employees is a member of the Company’s board of directors. The following revenue transactions took place between the Company and Daimler during the respective fiscal years:

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Daimler	$4,443	$3,457	$3,112
Revenue from related parties	$4,443	$3,457	$3,112
Related party accounts receivable as of January 31, 2022 and 2021 from Daimler were $2.2 million and $1.2 million, respectively.
15.     Geographic Information
Revenue by geographic area based on the shipping address of the customers was as follows:

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
United States	$205,186	$131,571	$130,184
Rest of World	35,820	14,919	14,331
Total revenue	$241,006	$146,490	$144,515

Long-lived assets by geographic area were as follows:

	January 31,
	2022	2021
	(in thousands)
United States	$72,026	$46,759
Netherlands	87,731	504
Rest of World	7,580	4,542
Total long-lived assets	$167,337	$51,805
16.    Basic and Diluted Net Loss per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the years ended January 31, 2022, 2021, and 2020:

	Year Ended January 31,
	2022	2021	2020
	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$(132,241)	$(197,024)	$(134,327)
Adjust: Accretion of beneficial conversion feature of redeemable convertible preferred stock	—	(60,377)	—
Adjust: Cumulative dividends on redeemable convertible preferred stock	(4,292)	(16,799)	—
Adjust: Deemed dividends attributable to vested option holders	(51,855)	—	—
Adjust: Deemed dividends attributable to common stock warrant holders	(110,635)	—	—
Net loss attributable to common stockholders - Basic	$(299,023)	$(274,200)	$(134,327)
Less: Gain attributable to earnout shares issued	(84,420)	—	—
Less: Change in fair value of dilutive warrants	(68,223)	—	—
Net loss attributable to common stockholders - Diluted	$(451,666)	$(274,200)	$(134,327)
Denominator:
Weighted average common shares outstanding	297,642,999	$15,116,763	$8,893,787
Less: Weighted-average unvested restricted shares and shares subject to repurchase	(221,030)	—	—
Weighted average shares outstanding - Basic	297,421,969	15,116,763	8,893,787
Add: Earnout Shares under the treasury stock method	3,701,427	—	—
Add: Public and Private Placement Warrants under the treasury stock method	1,366,870	—	—
Weighted average shares outstanding - Diluted	302,490,266	15,116,763	8,893,787

Net loss per share - Basic	$(1.01)	$(18.14)	$(15.10)
Net loss per share - Diluted	$(1.49)	$(18.14)	$(15.10)
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
Redeemable convertible preferred stock and preferred stock warrants outstanding prior to the Merger Closing Date were excluded from the diluted net loss per share calculation for the year ended January 31, 2022, because including them would have had an antidilutive effect.

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	Year Ended January 31,
	2022	2021	2020
Redeemable convertible preferred stock (on an as-converted basis)	—	193,037,715	170,686,661
Options to purchase common stock	22,200,869	30,167,178	34,883,465
Unvested restricted common stock	—	—	166,100
Restricted stock units	4,033,418	—	—
Unvested early exercised common stock options	132,180	371,193	58,830
Redeemable convertible preferred stock warrants (on an as-converted basis)	—	2,358,546	2,358,546
Common stock warrants	35,549,024	36,402,515	14,051,462
Employee stock purchase plan	894,348	—	—
Total potentially dilutive common share equivalents	62,809,839	262,337,147	222,205,064
17.    Employee Benefit Plans
The Company has a defined-contribution plan intended to qualify under Section 401 of the Internal Revenue Code (the “401(k) Plan”). The Company contracted with a third-party provider to act as a custodian and trustee, and to process and maintain the records of participant data. Substantially all of the expenses incurred for administering the 401(k) Plan are paid by ChargePoint. The Company has not made any matching contributions to date.
18.     Subsequent Events
On February 2, 2022, in connection with its acquisition of has•to•be on October 6, 2021, the Company paid the closing working capital adjustment amount of $2.8 million.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including ChargePoint’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
ChargePoint’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of ChargePoint’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that ChargePoint’s disclosure controls and procedures were not effective at the reasonable assurance level as of January 31, 2022 due to the material weaknesses in its internal control over financial reporting described below.
However, after giving full consideration to the material weaknesses described below, and the additional analyses and other procedures ChargePoint performed to ensure that its consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. GAAP, ChargePoint’s management has concluded that its consolidated financial statements present fairly, in all material respects, its financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

Management’s Report on Internal Control over Financial Reporting
ChargePoint’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. ChargePoint’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect ChargePoint’s transactions and the dispositions of ChargePoint’s assets; (2) provide reasonable assurance that ChargePoint’s transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that ChargePoint’s receipts and expenditures are being made only in accordance with appropriate authorizations of management and the directors of ChargePoint; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of ChargePoint’s assets that could have a material effect on its financial statements.
ChargePoint’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of ChargePoint’s internal control over financial reporting as of January 31, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on the assessment by ChargePoint’s management, ChargePoint’s management determined that ChargePoint’s internal control over financial reporting as of January 31, 2022 was not effective due to the material weaknesses described below.
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
ChargePoint did not design and maintain an effective control environment commensurate with its financial reporting requirements. Specifically, ChargePoint did not maintain a sufficient complement of personnel with an appropriate degree of accounting knowledge, experience and training to appropriately analyze, record and disclose accounting matters commensurate with its accounting and reporting requirements. This material weakness contributed to the following additional material weaknesses:
•ChargePoint did not design and maintain formal accounting policies, procedures and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including accounting for complex features associated with warrants, segregation of duties and adequate controls related to the preparation and review of journal entries.
•ChargePoint did not design and maintain effective controls related to the valuation of acquired intangible assets, specifically controls over the review of the inputs and assumptions used in the valuation of the acquired assets.
The material weakness related to formal accounting policies, procedures and controls resulted in adjustments to several accounts and disclosures related to the Legacy ChargePoint consolidated financial statements for the years ended January 31, 2021, 2020 and 2019. The material weakness related to the accounting for complex features associated with warrants resulted in the restatement of the previously issued financial statements of the entity acquired as part of the Merger Agreement related to warrant liabilities and equity. The material weakness related to the valuation of acquired intangible assets resulted in material adjustments to customer relationships and goodwill and related disclosures for the year ended January 31, 2022. Additionally, these material weaknesses could result in a material misstatement of substantially all of ChargePoint’s accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
•ChargePoint did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of its consolidated financial statements. Specifically, ChargePoint did not design and maintain (a) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (b) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to its financial applications and data to appropriate company personnel and (c) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements. The IT deficiencies did not result in any misstatements to the consolidated financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, ChargePoint management has determined these deficiencies in the aggregate constitute a material weakness.
As permitted by the SEC guidance for newly acquired businesses, ChargePoint has excluded ViriCiti and HTB from its assessment of internal control over financial reporting as of January 31, 2022 because they were acquired by the Company in purchase business combinations during fiscal year 2022. ViriCiti and HTB are wholly-owned subsidiaries whose total assets and total revenues collectively represent 1.7% and 2.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 31, 2022.
ChargePoint’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of ChargePoint’s internal control over financial reporting as of January 31, 2022, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

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
•Designing and implementing controls to review the accounting for complex features associated with warrants;
•Designing and implementing controls to review the inputs and assumptions used in the valuation of the acquired assets;
•Engaging an external advisor to assist with evaluating and documenting the design and operating effectiveness of internal control over financial reporting and assist with the remediation of deficiencies, as necessary;
•Designing and implementing controls over the preparation and review of journal entries and account reconciliations, including controls over the segregation of duties; and
•Designing and implementing IT general controls, including controls over program change management, the provisioning and monitoring of user access rights and privileges and program development processes and procedures.
ChargePoint is working to remediate the material weaknesses as efficiently and effectively as possible and remediation efforts could continue beyond the fiscal year ending January 31, 2023. At this time, ChargePoint cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in it incurring significant costs, and will place significant demands on its financial and operational resources.
In order to maintain and improve the effectiveness of its internal control over financial reporting, ChargePoint has expended, and will continue to expend, significant resources, including accounting-related costs and significant management oversight.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, ChargePoint’s internal control over financial reporting.
Item 9B. Other Information.
Amended and Restated Bylaws
On March 31, 2022, ChargePoint’s board of directors approved ChargePoint’s amended and restated bylaws (the “A&R Bylaws”), effective immediately. The A&R Bylaws were amended and restated, among other things, to amend Section 1.12 to incorporate notice and director nominee provisions under Rule 14a-19 of the Exchange Act The foregoing description of ChargePoint’s A&R Bylaws is qualified in its entirety by the full text of the A&R Bylaws, a copy of which is included as Exhibit 3.2 to this Annual Report on Form 10-K.
Change of Location of Registered Agent
On March 31, 2022, ChargePoint’s board of directors approved the change in ChargePoint’s registered agent and registered office and ChargePoint filed a Certificate of Change of Registered Agent and/or Registered Office (the “Certificate of Change”) with the Secretary of State of the State of Delaware to change its registered agent and registered office to Corporation Service Company, 251 Little Falls Drive in the City of Wilmington, County of New Castle Zip Code 19808. The foregoing description of the Certificate of

Change is qualified in its entirety by the full text of the Certificate of Change, a copy of which is included as Exhibit 3.3 to this Annual Report on Form 10-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information relating to directors, executive officers and corporate governance will be presented in the definitive proxy statement filed pursuant to Regulation 14A for the 2022 Annual Meeting of Stockholders to be held on or about July 12, 2022, which information is incorporated herein by reference.
Item 11. Executive Compensation.
Information relating to executive compensation will be presented in the definitive proxy statement filed pursuant to Regulation 14A for the 2022 Annual Meeting of Stockholders to be held on or about July 12, 2022, which information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information relating to securities authorized for issuance under equity compensation plans and other information required to be provided in response to this item will be presented in the definitive proxy statement filed in pursuant to Regulation 14A for the 2022 Annual Meeting of Stockholders to be held on or about July 12, 2022, which information is incorporated herein by reference. In addition, descriptions of ChargePoint’s equity compensation plans are set forth in Note 12, Equity Plans and Stock-Based Compensation, in the Notes to the Consolidated Financial Statements included in this Annual Report.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required to be provided in response to this item will be presented in the definitive proxy statement filed pursuant to Regulation 14A for the 2022 Annual Meeting of Stockholders to be held on or about July 12, 2022, which information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
Information required to be provided in response to this item will be presented in the definitive proxy statement filed pursuant to Regulation 14A for the 2022 Annual Meeting of Stockholders to be held on or about July 12, 2022, which information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Exhibits.

Exhibit No.	Description

2.1
Business Combination Agreement and Plan of Reorganization, dated as of September 23, 2020, by and among Switchback Energy Acquisition Corporation, Lightning Merger Sub Inc. and ChargePoint, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39004) filed with the SEC on September 24, 2020).

3.1
Second Amended and Restated Certificate of Incorporation of ChargePoint (incorporated by reference to Exhibit 3.1 to ChargePoint Holdings, Inc.’s Current Report on Form 8-K (File No. 0139004), filed with the SEC on March 1, 2021).

3.2+	Amended and Restated Bylaws of ChargePoint Holdings, Inc., effective as of March 31, 2022.

3.3+	Certificate of Change of Location of Registered Agent and/or Registered Office

4.1
Form of Warrant to Purchase Shares of Common Stock of ChargePoint, Inc. (incorporated by reference to Exhibit 4.2 to Switchback Energy Acquisition Corporation’s Registration Statement on Form S-4/A (File No. 333-249549), filed with the SEC on December 4, 2020).

4.2
Form of 2011 Warrant to Purchase Shares of Series D Preferred Stock of ChargePoint, Inc. (incorporated by reference to Exhibit 4.5 to Switchback Energy Acquisition Corporation’s Registration Statement on Form S-4/A (File No. 333-249549), filed with the SEC on December 4, 2020).

4.3+	Description of Registrant’s Securities

10.1	Letter Agreement (incorporated by reference to Exhibit 10.1 to Switchback Energy Acquisition Corporation’s Current Report on Form 8-K (File No. 001-39004), filed with the SEC on July 30, 2019).

10.2
Founders Stock Letter, Dated September 23, 2020, by and between Switchback and the Initial Stockholders (incorporated by reference to Exhibit 10.2 to Switchback Energy Acquisition Corporation’s Current Report on Form 8-K (File No. 001-39004), filed with the SEC on September 24, 2020).

10.3
Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to Switchback Energy Acquisition Corporation’s Current Report on Form 8-K (File No. 001-39004), filed with the SEC on September 24, 2020).

10.4^*
Offer Letter between ChargePoint and Pasquale Romano, dated January 28, 2011 (incorporated by reference to Exhibit 10.14 to Switchback Energy Acquisition Corporation’s Registration Statement on Form S-4/A (File No. 333-249549), filed with the SEC on December 4, 2020).

10.5*
Amendment to Employment Letter between ChargePoint and Pasquale Romano, dated December 21, 2012 (incorporated by reference to Exhibit 10.15 to Switchback Energy Acquisition Corporation’s Current Report on Form S-4/A (File No. 333-249549), filed with the SEC on December 4, 2020).

10.6
Private Placement Warrants Purchase Agreement (incorporated by reference to Exhibit 10.5 to Switchback Energy Acquisition Corporation’s Current Report on Form 8-K (File No. 001-39004), filed with the SEC on July 30, 2019).

10.7+*	ChargePoint Holdings, Inc. 2021 Equity Incentive Plan and related forms of agreement.

10.8+*	ChargePoint Holdings, Inc. 2021 Employee Stock Purchase Plan.

10.9+	Form of Indemnification Agreement.

10.10*
ChargePoint Holdings Incentive Bonus Plan (incorporated by reference to Exhibit 10.10 to ChargePoint Holdings, Inc.’s Current Report on Form 8-K (File No. 001-39004), filed with the SEC on March 1, 2021).

10.11*
ChargePoint Holdings, Inc. Compensation Program for Non-Employee Directors (incorporated by reference to Exhibit 10.11 to ChargePoint Holdings, Inc.’s Current Report on Form 8-K (File No. 001-39004), filed with the SEC on March 1, 2021).

10.12
Form of Lock-up Agreement (incorporated by reference to Exhibit 10.1 to Switchback Energy Acquisition Corporation’s Current Report on Form 8-K (File No. 001-39004), filed with the SEC on September 24, 2020).

10.13
Amended and Restated Registration Rights Agreement, dated February 26, 2021, by and among ChargePoint, and certain stockholders and equityholders of Chargepoint (incorporated by reference to Exhibit 10.13 to ChargePoint Holdings, Inc.’s Current Report on Form 8-K (File No. 001-39004), filed with the SEC on March 1, 2021).

Exhibit No.	Description

10.14^*
Employment Agreement between ChargePoint Europe Holdings B.V. and Christopher Burghardt, dated November 6, 2017 (incorporated by reference to Exhibit 10.14 to ChargePoint Holdings, Inc.’s Current Report on Form 8-K (File No. 001-39004), filed with the SEC on March 1, 2021).

10.15^*
Offer Letter between ChargePoint and Michael Hughes, dated May 21, 2018 (incorporated by reference to Exhibit 10.15 to ChargePoint Holdings, Inc.’s Current Report on Form 8-K (File No. 001-39004), filed with the SEC on March 1, 2021).

10.16*
ChargePoint, Inc. 2017 Stock Plan, as amended (incorporated by reference to Exhibit 10.18 to Switchback Energy Acquisition Corporation’s Registration Statement on Form S-4/A (File No. 333249549), filed with the SEC on December 4, 2020).

10.17*
Coulomb Technologies, Inc. 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.19 to Switchback Energy Acquisition Corporation’s Registration Statement on Form S4/A (File No. 333-249549), filed with the SEC on December 4, 2020).

10.18*
Form of Change in Control Vesting Acceleration Agreement for ChargePoint (Europe) (incorporated by reference to Exhibit 10.18 to ChargePoint’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File no. 333-253759), filed with the SEC on May 28, 2021).

10.19*
Form of Severance and Change in Control Agreement for ChargePoint (US) (incorporated by reference to Exhibit 10.19 to ChargePoint’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File no. 333-253759), filed with the SEC on May 28, 2021).

10.20*
Form of Severance and Change in Control Agreement for ChargePoint Europe Holdings B.V. (Europe) (incorporated by reference to Exhibit 10.20 to ChargePoint’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File no. 333-253759), filed with the SEC on May 28, 2021).

10.21	Addendum to Employment Agreement between ChargePoint Network (Netherlands) B.V. and Christopher Burghardt, dated December 22, 2021.

21.1	Material Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP.

31.1+	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1***	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2***	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The Cover Page Interactive Data File, formatted in Inline XBRL (included within the Exhibit 101 attachments).

^	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
*	Denotes management compensatory plan, contract or arrangement.
+	Filed herewith
***	Furnished herewith
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

April 4, 2022

CHARGEPOINT HOLDINGS, INC.

	By:	/s/ Rex S. Jackson
	Name:	Rex S. Jackson
	Title:	Chief Financial Officer and Principal Financial Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Pasquale Romano and Rex S. Jackson, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated on the dates indicated.

Signature	Title	Signature Date

/s/ Rex S. Jackson	Chief Financial Officer	April 4, 2022
REX S. JACKSON	(Principal Financial Officer)

/s/ Henrik Gerdes	Chief Accounting Officer	April 4, 2022
HENRIK GERDES	(Principal Accounting Officer)

/s/ Pasquale Romano	Chief Executive Officer and Director	April 4, 2022
PASQUALE ROMANO	(Principal Executive Officer)

/s/ Roxanne Bowman	Director	April 4, 2022
ROXANNE BOWMAN

/s/ Elaine L. Chao	Director	April 4, 2022
ELAINE L. CHAO

/s/ Bruce Chizen	Director	April 4, 2022
BRUCE CHIZEN

/s/ Axel Harries	Director	April 4, 2022
AXEL HARRIES

/s/ Jeffrey Harris	Director	April 4, 2022
JEFFREY HARRIS

/s/ Susan Heystee	Director	April 4, 2022
SUSAN HEYSTEE

Signature	Title	Signature Date

/s/ Mark Leschly	Director	April 4, 2022
MARK LESCHLY

/s/ Michael Linse	Director	April 4, 2022
MICHAEL LINSE

/s/ G. Richard Wagoner, Jr.	Director	April 4, 2022
G. RICHARD WAGONER, JR.