Form 10-Q
period 2022-04-30
ChargePoint Holdings, Inc.
filed 2022-06-07
CIK 1777393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
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

The registrant had outstanding 336,962,739 shares of common stock as of May 31, 2022.

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
•supply chain disruptions, delays, component shortages and expense increases, including those contributed by the ongoing COVID-19 pandemic and conflict between the Ukraine and Russia may adversely affect our sales, revenue and gross margins;
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
•the possibility that ChargePoint may be adversely affected by other economic, business or competitive factors; and
•any further changes to ChargePoint’s financial statements that may be required due to the U.S. Securities and Exchange Commission (“SEC”) comments to the Form 10-K, or further guidance regarding the accounting treatment of the Public Warrants and the Private Placement Warrants (each as defined below), and the quantitative effects of the restatement of Switchback Energy Acquisition Corporation’s (“Switchback”) consolidated historical financial statements.
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

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ChargePoint Holdings, Inc. Unaudited Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets as of April 30, 2022 and January 31, 2022 (unaudited)	6
Condensed Consolidated Statements of Operations for the Three Months Ended April 30, 2022 and 2021 (unaudited)	7
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended April 30, 2022 and 2021 (unaudited)	8
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months Ended April 30, 2022 and 2021 (unaudited)	9
Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 30, 2022 and 2021 (unaudited)	10
Notes to Condensed Consolidated Financial Statements (unaudited)	12

ChargePoint Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data, unaudited)

	April 30, 2022	January 31, 2022
Assets
Current assets:
Cash and cash equivalents	$540,583	$315,235
Restricted cash	400	400
Accounts receivable, net of allowance of $7,522 as of April 30, 2022 and $5,584 as of January 31, 2022	79,855	75,939
Inventories	45,305	35,879
Prepaid expenses and other current assets	46,086	36,603
Total current assets	712,229	464,056
Property and equipment, net	35,196	34,593
Intangible assets, net	99,719	107,209
Operating lease right-of-use assets	23,970	25,535
Goodwill	209,927	218,484
Other assets	6,275	6,020
Total assets	$1,087,316	$855,897

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	35,350	27,576
Accrued and other current liabilities	95,596	84,328
Deferred revenue	81,881	77,142
Total current liabilities	212,827	189,046
Deferred revenue, noncurrent	75,610	69,666
Debt, noncurrent	294,070	—
Operating lease liabilities	24,034	25,370
Deferred tax liabilities	14,597	17,697
Other long-term liabilities	1,086	7,104
Total liabilities	622,224	308,883
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Common stock: $0.0001 par value; 1,000,000,000 shares authorized as of April 30, 2022 and January 31, 2022; 336,672,629 and 334,760,615 shares issued and outstanding as of April 30, 2022 and January 31, 2022, respectively	34	33
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of April 30, 2022 and January 31, 2022; 0 issued and outstanding as of April 30, 2022 and January 31, 2022	—	—
Additional paid-in capital	1,387,139	1,366,855
Accumulated other comprehensive income (loss)	(21,160)	(8,219)
Accumulated deficit	(900,921)	(811,655)
Total stockholders’ equity	465,092	547,014
Total liabilities and stockholders’ equity	$1,087,316	$855,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Three Months Ended April 30
	2022	2021
Revenue
Networked charging systems	$59,551	$26,800
Subscriptions	17,646	10,824
Other	4,436	2,886
Total revenue	81,633	40,510
Cost of revenue
Networked charging systems	56,266	23,742
Subscriptions	10,628	5,640
Other	2,632	1,911
Total cost of revenue	69,526	31,293
Gross profit	12,107	9,217
Operating expenses
Research and development	48,302	25,374
Sales and marketing	32,588	15,974
General and administrative	21,047	14,467
Total operating expenses	101,937	55,815
Loss from operations	(89,830)	(46,598)
Interest income	106	22
Interest expense	(933)	(1,499)
Change in fair value of redeemable convertible preferred stock warrant liability	—	9,237
Change in fair value of common stock warrant liabilities	(24)	43,761
Change in fair value of contingent earnout liability	—	84,420
Transaction costs expensed	—	(7,031)
Other (expense) income, net	(447)	15
Net income (loss) before income taxes	(91,128)	82,327
Provision for (benefit from) income taxes	(1,862)	38
Net income (loss)	$(89,266)	$82,289
Cumulative dividends on redeemable convertible preferred stock	—	(4,292)
Deemed dividends attributable to vested option holders	—	(51,855)
Deemed dividends attributable to common stock warrant holders	—	(110,635)
Net loss attributable to common stockholders - Basic	$(89,266)	$(84,493)
Gain attributable to earnout shares issued	—	(53,820)
Change in fair value of dilutive warrants	—	(49,471)
Net loss attributable to common stockholders - Diluted	$(89,266)	$(187,784)
Weighted average shares outstanding - Basic	334,623,695	218,615,863
Weighted average shares outstanding - Diluted	334,623,695	225,533,389
Net loss per share - Basic	$(0.27)	$(0.39)
Net loss per share - Diluted	$(0.27)	$(0.83)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands, unaudited)

	Three Months Ended, April 30
	2022	2021
Net income (loss)	$(89,266)	$82,289
Other comprehensive income (loss):
Foreign currency translation adjustment	(12,941)	7
Other comprehensive (loss) income	(12,941)	7
Comprehensive income (loss)	$(102,207)	$82,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
	(in thousands, except share data)
Balances as of January 31, 2022	334,760,615	$33	$1,366,855	$(8,219)	$(811,655)	$547,014
Issuance of common stock under stock plans, net of tax withholding	1,631,104	1	772	—	—	773
Issuance of common stock upon exercise of warrants	16,948	—	48	—	—	48
Issuance of common stock upon ESPP purchase	263,962	—	3,920	—	—	3,920
Vesting of early exercised stock options	—	—	17	—	—	17
Stock-based compensation	—	—	15,527	—	—	15,527
Net income	—	—	—	—	(89,266)	(89,266)
Other comprehensive income (loss)	—	—	—	(12,941)	—	(12,941)
Balances as of April 30, 2022	336,672,629	$34	$1,387,139	$(21,160)	$(900,921)	$465,092

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares(1)	Amount	Shares(1)	Amount
			(in thousands, except share data)
Balances as of January 31, 2021	182,934,257	$615,697	22,961,032	$2	$62,736	$155	$(679,414)	$(616,521)
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization, including impact of Series H-1 paid in kind dividend	(182,934,257)	(615,697)	194,060,336	20	615,677	—	—	615,697
Reclassification of Legacy ChargePoint preferred stock warrant liability upon the reserve capitalization	—	—	—	—	66,606	—	—	66,606
Issuance of common stock upon the reverse recapitalization, net of issuance costs	—	—	60,746,989	6	200,460	—	—	200,466
Issuance of common stock upon exercise of warrants	—	—	9,766,774	1	225,375	—	—	225,376
Contingent earnout liability recognized upon the closing of the reverse recapitalization	—	—	—	—	(828,180)	—	—	(828,180)
Issuance of earnout shares upon triggering events, net of tax withholding	—	—	17,539,657	2	488,303	—	—	488,305
Reclassification of remaining contingent earn-out liability upon triggering event	—	—	—	—	242,640	—	—	242,640
Vesting of early exercised stock options	—	—	—	—	78	—	—	78
Repurchase of early exercised common stock	—	—	(1,588)	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,577	—	—	7,577
Net loss	—	—	—	—	—	—	82,289	82,289
Other comprehensive income	—	—	—	—	—	7	—	7
Balances as of April 30, 2021	—	$—	305,073,200	$31	$1,081,272	$162	$(597,125)	$484,340

(1)The shares of the Company’s common and redeemable convertible preferred stock prior to the Merger (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 0.9966 established in the Merger as described in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Cash flows from operating activities
Net income (loss)	$(89,266)	$82,289
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,220	2,741
Non-cash operating lease cost	1,224	977
Stock-based compensation	15,527	7,577
Amortization of deferred contract acquisition costs	538	399
Change in fair value of redeemable convertible preferred stock warrant liability	—	(9,237)
Change in fair value of common stock warrant liabilities	24	(43,761)
Change in fair value of contingent earnout liability	—	(84,420)
Transaction costs expensed	—	7,031
Other	300	1,096
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(5,941)	32
Inventories	(9,832)	4,894
Prepaid expenses and other assets	(10,299)	(6,166)
Operating lease liabilities	(1,166)	(373)
Accounts payable	2,757	(3,463)
Accrued and other liabilities	8,410	(4,952)
Deferred revenue	10,683	7,797
Net cash used in operating activities	(70,821)	(37,539)
Cash flows from investing activities
Purchases of property and equipment	(3,190)	(4,138)
Cash paid for acquisitions, net of cash acquired	(2,756)	—
Net cash used in investing activities	(5,946)	(4,138)
Cash flows from financing activities
Proceeds from the exercise of warrants	—	73,323
Proceeds from issuance of debt, net of discount and issuance costs	296,037	—
Merger and PIPE financing	—	511,646
Payments of transaction costs related to Merger	—	(30,115)
Payment of tax withholding obligations on settlement of earnout shares	—	(12,815)
Repayment of borrowings	—	(36,051)
Proceeds from the issuance of common stock under employee equity plans, net of tax withholding	4,690	—
Change in driver funds and amounts due to customers	2,391	—
Net cash provided by financing activities	303,118	505,988
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,003)	7
Net increase in cash, cash equivalents, and restricted cash	225,348	464,318
Cash, cash equivalents, and restricted cash at beginning of period	315,635	145,891
Cash, cash equivalents, and restricted cash at end of period	$540,983	$610,209

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Cash Flows - (continued)
Three Months Ended April 30, 2022 and 2021
(unaudited)

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Supplementary cash flow information
Cash paid for interest	$—	$344
Cash paid for taxes	$113	$50
Supplementary cash flow information on noncash investing and financing activities
Right-of-use assets obtained in exchange for lease liabilities	$—	$883
Deferred transaction costs not yet paid	$—	$2,354
Acquisitions of property and equipment included in accounts payable and accrued and other current liabilities	$1,433	$174
Vesting of early exercised stock options	$17	$78
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization	$—	$615,697
Reclassification of Legacy ChargePoint redeemable convertible preferred stock warrant liability upon the reverse capitalization	$—	$66,606
Contingent earnout liability recognized upon the closing of the reverse recapitalization	$—	$828,180
Reclassification of remaining contingent earnout liability upon triggering event	$—	$242,640
Unpaid debt issuance costs	$2,025	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.Description of Business and Basis of Presentation
ChargePoint Holdings, Inc. (“ChargePoint” or the “Company,” “it,” “its”) designs, develops and markets networked electric vehicle (“EV”) charging system infrastructure (“Networked Charging Systems”), connected through cloud-based services (“Cloud” or “Cloud Services”) which (i) enable charging system owners, or hosts, to manage their Networked Charging Systems, and (ii) enable consumers the ability to locate, reserve and authenticate Networked Charging Systems, and to transact EV charging sessions on those systems. ChargePoint’s Networked Charging Systems, subscriptions and other offerings provide an open platform that integrates with system hardware from ChargePoint and other manufacturers, connecting systems over an intelligent network that provides real-time information about charging sessions and full control, support and management of the Networked Charging Systems. This network also provides multiple web-based portals for charging system owners, fleet managers, drivers and utilities.
In addition, the Company offers a range of extended parts and labor warranties (“Assure”), as well as its ChargePoint as a Service (“CPaaS”) program which bundles use of ChargePoint owned and operated systems with Cloud Services, Assure and other benefits into one subscription.
The Company’s fiscal year ends on January 31. References to fiscal year 2022 relate to the fiscal year ended January 31, 2022 and to fiscal year 2023 refer to the fiscal year ending January 31, 2023.
Basis of Presentation
The condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended January 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 4, 2022, which provides a more complete discussion of the Company’s accounting policies and certain other information. The information as of January 31, 2022, included on the condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position as of April 30, 2022, and the results of operations for the three months ended April 30, 2022 and 2021, and cash flows for the three months ended April 30, 2022 and 2021. The results of operations for the three months ended April 30, 2022, are not necessarily indicative of the results that may be expected for the year ending January 31, 2023.
The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has been engaged in developing and marketing its product offerings, raising capital and recruiting personnel. The Company’s operating plan may change as a result of many factors currently unknown and there can be no assurance that the current operating plan will be achieved at the levels or in the time frame anticipated by the Company, and it may need to seek additional funds sooner than planned. If adequate funds are not available to the Company on a timely basis, it may be required to delay, limit, reduce, or terminate certain commercial efforts, or to pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of the Company’s stockholders. The Company has incurred net operating losses and negative cash flows from operations every year since inception and expects this to continue for the foreseeable future. As of April 30, 2022, the Company had an accumulated deficit of $900.9 million.
The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock, convertible notes, exercise proceeds from options and warrants, borrowings under loan facilities, customer payments and proceeds from the Reverse Recapitalization (as defined below). The Company had cash, cash equivalents and restricted cash of $541.0 million as of April 30, 2022. As of June 7, 2022, the date on which these condensed consolidated financial statements

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
were issued, the Company believes that its cash on hand, together with cash generated from sales to customers, will satisfy its working capital and capital requirements for at least the next twelve months.
The Company’s assessment of the period of time its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties. The Company’s actual results could vary as a result of, and its near- and long-term future capital requirements will depend on, many factors, including its growth rate, subscription renewal activity, the timing and extent of spending to support its acquisitions, infrastructure and research and development efforts, the expansion of sales and marketing activities, the timing of new introductions of products or features, the continuing market adoption of its Networked Charging Systems and Cloud Services platform, and the overall market acceptance of EVs. The Company has and may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. The Company has based its estimates on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. The Company may be required to seek additional equity or debt financing. Future liquidity and cash requirements will depend on numerous factors, including market penetration, the introduction of new products, and potential acquisitions of related businesses or technology. If additional financing is required from outside sources, the Company may not be able to raise it on acceptable terms or at all. If the Company is unable to raise additional capital when desired, or if it cannot expand its operations or otherwise capitalize on its business opportunities because it lacks sufficient capital, its business, operating results and financial condition would be adversely affected.
Reverse Recapitalization
On February 26, 2021, Lightning Merger Sub, a wholly-owned subsidiary of Switchback, merged with Legacy ChargePoint, with Legacy ChargePoint surviving as a wholly-owned subsidiary of Switchback (the “Merger”). As a result of the Merger, Switchback was renamed “ChargePoint Holdings, Inc.” Immediately prior to the closing of the Merger, Legacy ChargePoint’s outstanding series of redeemable convertible preferred stock were converted to Legacy ChargePoint common stock, which then converted to Common Stock.
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
2.Summary of Significant Accounting Policies
Other than policies noted below, there have been no significant changes to the significant accounting policies disclosed in Note 2 of the audited consolidated financial statements as of January 31, 2022 and 2021 and for the years ended January 31, 2022, 2021 and 2020.
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results and outcomes could differ significantly from the Company’s estimates, judgments and assumptions. Significant estimates include determining standalone selling price for performance obligations in contracts with customers, the estimated expected benefit period for deferred contract acquisition costs, allowances for credit losses, inventory reserves, the useful lives of long-lived assets, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation of redeemable convertible preferred stock warrants and Common Stock warrants, including Common Stock Warrants as a result of the Merger, contingent earnout liability, valuation of acquired goodwill and intangible assets, the value of Common Stock and other assumptions used to measure stock-based compensation, and the valuation of deferred income tax assets and uncertain tax positions. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.

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
Concentration of credit risk with respect to trade accounts receivable is considered to be limited due to the diversity of the Company’s customer base and geographic sales areas. As of April 30, 2022, and January 31, 2022, no customer individually accounted for 10% or more of accounts receivable, net. For the three months ended April 30, 2022 and 2021, there were no customers that represented 10% or more of total revenue.
The Company’s revenue is concentrated in the infrastructure needed for charging EVs, an industry which is highly competitive and rapidly changing. Significant technological changes within the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect the Company’s business, operating results and financial condition.
Supply chain disruptions and COVID-19
In March 2020, the World Health Organization characterized COVID-19 as a pandemic. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 has disrupted the Company’s supply chain and heightened its freight and logistic costs, and has similarly disrupted manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, which has led to fluctuations in EV sales in markets around the world. These ongoing supply chain challenges and heightened logistic costs decreased gross margins in the three months ended April 30, 2022, and the Company expects that gross margins will continue to be adversely affected by increased material costs and freight and logistic expenses through the remainder of the fiscal year ending January 31, 2023.
As a result of the COVID-19 pandemic, the Company initially modified its business practices (including reducing employee travel, recommending that all non-essential personnel work from home and canceling or reducing physical participation in sales activities, meetings, events and conferences), implemented additional safety protocols for essential workers, and implemented temporary cost cutting measures in order to reduce its operating costs. In May 2022, the Company commenced a “return-to-office” plan, which includes shifting to a hybrid model where employees have the flexibility to work from home or from the office. The ongoing COVID-19 pandemic has resulted in government authorities implementing numerous measures to try to contain the COVID-19 virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders and business shutdowns. While these measures may be relaxed or revised in some areas, there is no guarantee these measures will not be reinstated or resumed due to additional variants of COVID-19 or the inability or ineffectiveness of public health measures to limit the further spread of COVID-19. The Company may take further actions as may be required by government authorities or that it determines are in the best interests of its employees, customers, suppliers, vendors and business partners as the result of the COVID-19 pandemic.
The ultimate full societal and economic impact of the COVID-19 pandemic remains unknown and its duration and extent depend on current and future developments that cannot be accurately predicted. It has already had an adverse effect on the global economy, the persistence of which has varied over time and across the geographies in which the Company operates. The conditions caused by the COVID-19 pandemic, such as more prevalence of permanent work-from-home policies, are likely to continue affecting the rate of global infrastructure spending, and thus to continue to adversely impact the Company’s commercial business and its overall gross margin as the Company’s commercial business contributes higher margins than its residential and fleet businesses. Further, the COVID-19 pandemic could continue to disrupt supply chains and heighten component and shipping pricing and logistics expenses and further adversely impact the Company’s gross margins, adversely affect demand for the Company’s platforms, lengthen its product development and sales cycles, reduce the value, renewal rate or duration of subscriptions, negatively impact collections of accounts receivable, reduce expected spending from new

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
customers, cause some of its paying customers to go out of business and limit the ability of the Company’s direct sales force to travel to customers and potential customers, all of which could adversely affect the Company’s business, results of operations and financial condition.
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
Restricted cash of $0.4 million as of April 30, 2022 and January 31, 2022 relates to cash deposits restricted under letters of credit issued in support of trade agreements.
The reconciliation of cash, cash equivalents, and restricted cash to amounts presented in the consolidated statements of cash flows were as follows:

	April 30, 2022	January 31, 2022
	(in thousands)
Cash and cash equivalents	$540,583	$315,235
Restricted cash	400	400
Total cash, cash equivalents, and restricted cash	$540,983	$315,635
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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Remaining Performance Obligations
Remaining performance obligations represents the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancellable contracted amounts that will be invoiced and recognized as revenue in future periods. The Company’s Assure, Cloud and CPaaS subscription terms typically range from one to five years and are paid up-front. Revenue expected to be recognized from remaining performance obligations was $177.1 million as of April 30, 2022, of which 49% is expected to be recognized over the next twelve months.
Deferred Revenue
Deferred revenue represents billings or payments received in advance of revenue recognition and is recognized in revenue upon transfer of control. Balances consist primarily of Cloud and Assure services not yet rendered as of the balance sheet date. Contract assets, which represent services provided or products transferred to customers in advance of the date the Company has a right to invoice, are netted against deferred revenue on a customer-by-customer basis. Current deferred revenue represents deferred revenue that will be recognized within twelve months, and non-current is deferred revenue that will be recognized beyond that twelve-month period. Total deferred revenue was $157.5 million and $146.8 million as of April 30, 2022 and January 31, 2022, respectively. The Company recognized $22.7 million and $15.2 million of revenue during the three months ended April 30, 2022 and April 30, 2021, respectively, that was included in the deferred revenue balance at the beginning of the period.
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
Accounting Pronouncements
Recently Issued Accounting Standards
In March 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-02, “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures,” which addresses areas identified by the FASB as part of its post-implementation review of ASU 2016-13, “Financial Instruments--Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) that introduced the current expected credit losses (“CECL”) model. The new guidance eliminates the accounting guidance for troubled debt restructurings by creditors that have already adopted the CECL model and enhances the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the new guidance requires a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination. The guidance will be effective for public business entities that have adopted ASU 2016-13 for fiscal years beginning after December 31, 2022, including interim periods within those fiscal years. The Company is currently assessing the impact of this guidance on its consolidated financial statements and related disclosures.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Recently Issued Accounting Standards Adopted
In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40),” which modifies and simplifies accounting for convertible instruments. The new guidance eliminates certain separation models that require separating embedded conversion features from convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. The guidance will be effective for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than for fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 on February 1, 2022 and the amendment in this guidance was applied to the convertible note the Company issued in April 2022 (see Note 7, Debt). There was no financial instrument outstanding as of the beginning of the fiscal year 2023 that requires the Company to apply modified retrospective approach.
In November 2021, the FASB issued ASU No. 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance,” which requires entities to disclose annually its transactions with a government accounted for by applying a grant or contribution accounting model by analogy. The disclosure requirement includes information about the nature of the transactions and the related accounting policy used to account for the transactions, the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line, and significant terms and conditions of the transactions, including commitments and contingencies. The guidance will be effective for annual reporting periods beginning after December 15, 2021. Early application is permitted. The Company adopted ASU 2021-10 on February 1, 2022 and elected to apply the amendments prospectively to all transactions within the scope of the amendment that are reflected in the financial statements at the date of adoption. The adoption did not have a material effect on the condensed consolidated financial statements and related disclosures.
3.Business Combinations
ViriCiti B.V.
On August 11, 2021, the Company acquired all of the outstanding shares of ViriCiti B.V. (“ViriCiti”) for $79.4 million in cash, as well as up to $7.7 million of additional earnout consideration contingent on meeting certain revenue targets through January 31, 2023 (“ViriCiti Earnout”). ViriCiti is a Netherlands-based provider of electrification solutions for eBus and commercial fleets with offices in the Netherlands and the United States. The acquisition is expected to enhance ChargePoint’s fleet solutions portfolio of hardware, software and services by integrating information sources to optimize electric fleet operations.
The acquisition of ViriCiti was considered a business combination and was accounted for under the acquisition method of accounting. The total purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date and the excess was recorded as goodwill. The total purchase price was allocated to $62.8 million of goodwill, $17.7 million of customer relationship intangible assets, and $6.6 million of developed technology intangible assets acquired, and deferred tax liabilities of $3.5 million and net liabilities of $0.2 million were assumed. Goodwill is not deductible for tax purposes.
has•to•be gmbh
On October 6, 2021, the Company acquired all of the outstanding shares of has•to•be gmbh (“HTB”) for approximately $235.0 million, consisting of $132.9 million in cash and $102.1 million in the form of 5,695,176 shares of ChargePoint Common Stock valued at $17.92 per share on the acquisition date. Of the cash component, $2.8 million was paid on February 3, 2022 as part of a working capital adjustment, and of the shares, 885,692, valued at $15.9 million, are held in escrow to cover indemnity claims the Company may make within eighteen months from the closing date. HTB is an Austria-based e-mobility provider with a European charging software platform. The acquisition is intended to expand the Company’s market share in Europe.
The acquisition of HTB was considered a business combination and was accounted for under the acquisition method of accounting. The total purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date, and the excess was recorded as goodwill. The total purchase price was allocated to $159.0 million of goodwill, $78.7 million of customer relationship intangible assets, $12.7 million of

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
developed technology intangible assets, and net assets of $2.9 million acquired, and deferred tax liabilities of $18.3 million were assumed. Goodwill is not deductible for tax purposes.
There were no measurement period adjustments for the three months ended April 30, 2022.
4.Goodwill and Intangible Assets
Goodwill
The following table summarizes the changes in carrying amounts of goodwill (in thousands):

Balance as of January 31, 2022	$218,484
Foreign exchange fluctuations	(8,557)
Balance as of April 30, 2022	$209,927
There was no impairment recognized for the three months ended April 30, 2022 and 2021.
The following table presents the details of intangible assets (amounts in thousands, useful lives in years):

	April 30, 2022
	Cost (1)	Accumulated Amortization (1)	Net (1)	Useful Life
Customer Relationships	$88,853	$(5,312)	$83,541	10
Developed Technology	18,051	(1,873)	16,178	6
	$106,904	$(7,185)	$99,719
_______________
(1) Values are translated into U.S. Dollars at period-end foreign exchange rates.

	January 31, 2022
	Cost (1)	Accumulated Amortization (1)	Net (1)	Useful Life
Customer Relationships	$93,065	$(3,223)	$89,842	10
Developed Technology	18,731	(1,364)	17,367	6
	$111,796	$(4,587)	$107,209
_______________
(1) Values are translated into U.S. Dollars at period-end foreign exchange rates.
Amortization expense for customer relationships and developed technology is shown as sales and marketing and cost of revenue, respectively, in the consolidated statement of operations. The acquired intangible assets and goodwill are subject to impairment review at least annually on December 31st.
Acquisition-related intangible assets included in the above table are finite-lived and are carried at cost less accumulated amortization. Intangible assets are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized. Amortization expense was $2.9 million for the three months ended April 30, 2022. There was no amortization expense for the three months ended April 30, 2021.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5.Fair Value Measurements
The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

	Fair Value Measured as of April 30, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds	$464,787	$—	$—	$464,787
Total financial assets	$464,787	$—	$—	$464,787
Liabilities
Contingent earnout liability recognized upon acquisition of ViriCiti (ViriCiti Earnout)	—	—	5,658	5,658
Total financial liabilities	$—	$—	$5,658	$5,658

	Fair Value Measured as of January 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds	$254,716	$—	$—	$254,716
Total financial assets	$254,716	$—	$—	$254,716
Liabilities
Common stock warrant liabilities (Private Placement)	$—	$—	$25	$25
Contingent earnout liability recognized upon acquisition of ViriCiti (ViriCiti Earnout)	—	—	5,993	5,993
Total financial liabilities	$—	$—	$6,018	$6,018
The money market funds were classified as cash and cash equivalents on the condensed consolidated balance sheets. The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of April 30, 2022 and January 31, 2022. Realized gains and losses, net of tax, were not material for any of the periods presented.
As of April 30, 2022 and January 31, 2022, the Company had no investments with a contractual maturity of greater than one year.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments:

	Private placement warrant liability	ViriCiti Earnout liability
	(in thousands)
Fair value as of January 31, 2022	$(25)	$(5,993)
Change in fair value included in other income (expense), net	(23)	—
Effect of foreign currency translation	—	335
Reclassification of warrants to stockholders’ equity (deficit) due to exercise	48	—
Fair value as of April 30, 2022	$—	$(5,658)

	Redeemable convertible preferred stock warrant liability	Private placement warrant liability	Earnout liability
	(in thousands)
Fair value as of January 31, 2021	$(75,843)	$—	$—
Private placement warrant liability acquired as part of the merger	—	(127,888)	—
Contingent earnout liability recognized upon the closing of the reverse recapitalization	—	—	(828,180)
Change in fair value included in other income (expense), net	9,237	45,434	84,420
Reclassification of warrants to stockholders’ equity (deficit) due to exercise	—	51,955	—
Reclassification of Legacy ChargePoint preferred stock warrant liability upon the reverse capitalization	66,606	—	—
Issuance of earnout shares upon triggering events	—	—	501,120
Reclassification of remaining contingent earnout liability upon triggering event	—	—	242,640
Fair value as of April 30, 2021	$—	$(30,499)	$—
Private Placement Liability
The fair values of the private placement warrant liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The significant unobservable inputs used in the fair value measurements of the private placement warrant liability include the expected volatility and dividend yield. In determining the fair value of the private placement warrant liability, the Company used the Binomial Lattice Model (“BLM”) that assumes optimal exercise of the Company's redemption option at the earliest possible date (see Note 10, Stock Warrants and Earnout).
ViriCiti Earnout Liability
On August 11, 2021, the Company acquired all of the outstanding shares of ViriCiti. The purchase price consideration included an earnout consideration contingent on meeting certain revenue targets through January 31, 2023. The fair value of the ViriCiti Earnout liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The ViriCiti Earnout liability was valued using a Monte Carlo simulation valuation model using a distribution of potential outcomes over the earnout period based on the most reliable information available. The liability is remeasured to fair value based upon the attainment against the revenue targets and changes in the fair value of earnout liabilities is presented in the consolidated statements of operations using Level 3 fair value inputs.
During the three months ended April 30, 2022, the Company did not revalue the ViriCiti Earnout liability as updated revenue expectations for the earnout period through January 2023 did not materially change. The change in the fair value of the the ViriCiti Earnout liability of $0.3 million is due to foreign currency translation.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6.Composition of Certain Financial Statement Items
Inventories
Inventories consisted of the following:

	April 30, 2022	January 31, 2022
	(in thousands)
Raw materials	$13,409	$9,712
Finished goods and components	31,896	26,167
Total Inventories	$45,305	$35,879
Prepaid expense and other current assets
Prepaid expense and other current assets consisted of the following:

	April 30, 2022	January 31, 2022
	(in thousands)
Prepaid expense	$24,042	$16,951
Other current assets	22,044	19,652
Total Prepaid Expense and Other Current Assets	$46,086	$36,603
Property and Equipment, net
Property and equipment, net consisted of the following:

	April 30, 2022	January 31, 2022
	(in thousands)
Furniture and fixtures	$907	$903
Computers and software	6,443	6,147
Machinery and equipment	17,562	16,193
Tooling	10,989	10,572
Leasehold improvements	10,581	10,549
Owned and operated systems	23,443	22,546
Construction in progress	3,497	2,720
	73,422	69,630
Less: Accumulated depreciation	(38,226)	(35,037)
Total Property and Equipment, Net	$35,196	$34,593
Depreciation expense for the three months ended April 30, 2022 and 2021 was $3.4 million and $2.7 million respectively.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	April 30, 2022	January 31, 2022
	(in thousands)
Accrued expenses	$36,951	$31,865
Refundable customer deposits	10,440	9,409
Payroll and related expenses	15,226	16,131
Taxes payable	12,467	8,955
Other liabilities (including ViriCiti Earnout)	20,512	17,968
Total Accrued and Other Current Liabilities	$95,596	$84,328
As of April 30, 2022, ViriCiti Earnout liability is reclassified from long-term liabilities to current liabilities as the Company expects the liability to be payable within twelve months.

Revenue
Revenue consisted of the following:

	Three Months Ended April 30,
	2022	2021
	(in thousands)
United States	$62,315	$35,110
Rest of World	19,318	5,400
Total revenue	$81,633	$40,510

7.Debt
2018 Loan
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
Total interest expense incurred during the three months ended April 30, 2022 and 2021 was nil and $1.5 million, respectively.
In March 2021, the Company repaid the entire loan balance of $35.0 million plus accrued interest and prepayment fees of $1.2 million.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2027 Convertible Notes
The following table presents the Company’s convertible debt outstanding:

	April 30, 2022
(in thousands)	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount	Estimated Fair Value
2027 Convertible Note	$300,000	$(5,930)	$294,070	$242,000
Total long-term debt	$300,000	$(5,930)	$294,070	$242,000
The following table presents the Company’s interest expense related to convertible debt:

Three Months Ended April 30,
2022
(in thousands)
Contractual interest expense	$875
Amortization of debt discount and issuance costs	59
Total interest expense	$934

In April 2022, the Company completed a private placement of $300.0 million aggregate principal amount of unsecured Convertible Senior PIK Toggle Note (the “2027 Convertible Notes”), which will mature on April 1, 2027. The 2027 Convertible Notes were sold in a private placement in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(a)(2) of the Securities Act.
The net proceeds from the sale of the 2027 Convertible Notes were approximately $294.1 million after deducting initial purchaser discounts and commissions and the Company’s offering expenses. The debt discount and issuance costs, net of accumulated amortization, are reported as a direct deduction from the face amount of the 2027 Convertible Notes. The Company expects to use the net proceeds for general corporate purposes.
The 2027 Convertible Notes bear interest at 3.50% per annum, to the extent paid in cash (“Cash Interest”), and 5.00% per annum, to the extent paid in kind through an the issuance of additional 2027 Convertible Notes (“PIK Interest”). Interest is payable semi-annually in arrears on April 1st and October 1st of each year, beginning on October 1, 2022. The Company can elect to make any interest payment through Cash Interest, PIK Interest or any combination thereof.
The 2027 Convertible Notes are convertible, based on the applicable conversion rate, into cash, shares of the Company’s Common Stock or a combination thereof, at the Company’s election. The initial conversion rate was 41.6119 shares per $1,000 principal amount of the 2027 Convertible Notes, subject to customary anti-dilution adjustment in certain circumstances, which represented an initial conversion price of approximately $24.03 per share.
Prior to January 1, 2027, the 2027 Convertible Notes will be convertible at the option of the holders only upon the occurrence of specified events and during certain periods, and will be convertible on or after January 1, 2027, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the Notes.
Holders of the 2027 Convertible Notes may convert all or a portion of their 2027 Convertible Notes prior to the close of business on January 1, 2027, only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on September 30, 2022, if the Company’s closing Common Stock price for at least 20 trading days out of the most recent 30 consecutive trading days of the preceding calendar quarter is greater than or equal to 130% of the current conversion price of the 2027 Convertible Notes on each applicable trading day;

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

•during the 5 business days period after any 10 consecutive trading days in which, if the trading price per $1,000 principal amount of 2027 Convertible Notes for each trading day of such 10 consecutive trading day period is less than 98% of the product of the Company’s closing Common Stock price and the conversion rate of the 2027 Convertible Notes on each such trading day;
•if the Company calls the 2027 Convertible Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date;
•upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change or a transaction resulting in the Company’s Common Stock converting into other securities or property or assets.
The 2027 Convertible Notes will be redeemable, in whole or in part, at the Company’s option at any time on or after April 21, 2025, and before the 41st scheduled trading day immediately before the maturity date. The redemption price will be equal to the aggregate principal amount of the 2027 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, a holder may elect to convert its 2027 Convertible Notes during any such redemption period, in which case the applicable conversion rate may be increased in certain circumstances if 2027 Convertible Notes are converted after they are called for redemption.
Additionally, if the Company undergoes a fundamental change or a change in control transaction (each such term as defined in the indenture governing the 2027 Convertible Notes), subject to certain conditions, holders may require the Company to purchase for cash all or any portion of their 2027 Convertible Notes. The fundamental change repurchase price will be 100% of the capitalized principal amount of the 2027 Convertible Notes, while the change in control repurchase price will be 125% of the capitalized principal amount of the 2027 Convertible Notes to be purchased plus any accrued and unpaid interest.
The indenture governing the 2027 Convertible Notes includes a restrictive covenant that, subject to specified exceptions, limits the ability of the Company and its subsidiaries to incur secured debt in excess of $750.0 million. In addition, the indenture governing the 2027 Convertible Notes contains customary terms and covenants, including certain events of default in which case either the trustee or the holders of at least 25% of the aggregate principal amount of the outstanding 2027 Convertible Notes may declare 100% of the principal of, and accrued and unpaid interest, if any, on, all the 2027 Convertible Notes to be due and payable immediately.
As of April 30, 2022, the effective interest rate on the 2027 Convertible Notes was 3.93%. In accordance with ASC Topic 835-30, amortization of debt discount and issuance costs is reported as a component of interest expenses and is computed using the straight-line method over the term of the 2027 Convertible Notes, which approximates the effective interest method.
The estimated fair value of the 2027 Convertible Notes, as of April 30, 2022 using Level 2 fair value inputs, was $242.0 million.
8.Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services related to, but not limited to, manufacturing, facilities and professional services under non-cancellable contracts. As of April 30, 2022, the Company had open purchase commitments for goods and services of $211.9 million, all of which are expected to be received by June 30, 2024.

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
The Company believes it has recorded adequate provisions for any such lawsuits, claims, and proceedings and, as of April 30, 2022, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in the condensed consolidated financial statements. Based on its experience, the Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted with certainty. While litigation is inherently unpredictable, the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the condensed consolidated financial statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved; and such changes are recorded in the accompanying condensed consolidated statements of operations during the period of the change and reflected in accrued and other current liabilities on the accompanying condensed consolidated balance sheets.
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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Leases
The Company leases its office facilities under non-cancelable operating leases with various lease terms. The Company also leases certain office equipment under operating lease agreements.
The following table presents future payments of lease liabilities under the Company's non-cancelable operating leases as of April 30, 2022 (in thousands):

(in thousands)
2023 (remaining nine months)	$4,990
2024	6,077
2025	5,690
2026	4,703
2027	4,522
Thereafter	10,284
Total undiscounted operating lease payments	36,266
Less: imputed interest	(8,556)
Total operating lease liabilities	27,710
Less: current portion of operating lease liabilities	(3,676)
Operating lease liabilities, noncurrent	$24,034

9.Common Stock
As of April 30, 2022 and January 31, 2022, the Company was authorized to issue 1,000,000,000 shares of common stock, with a par value of $0.0001 per share. There were 336,672,629 and 334,760,615 shares issued and outstanding as of April 30, 2022 and January 31, 2022, respectively.
Common Stock Reserved for Future Issuance
Shares of Common Stock reserved for future issuance, on an as-if converted basis, were as follows:

	April 30, 2022	January 31, 2022
Stock options issued and outstanding	20,781,407	22,200,869
Restricted stock units outstanding	4,370,671	4,033,418
Common stock warrants outstanding	35,524,021	35,549,024
Shares available for grant under 2021 Equity Incentive Plan	52,569,737	36,370,596
Shares available for grant under 2021 ESPP	7,913,721	8,177,683
Shares available for conversion under 2027 Convertible Notes	20,743,081	—
Total shares of Common Stock reserved	141,902,638	106,331,590

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10.Stock Warrants and Earnout
Redeemable Convertible Preferred Stock Warrants
Warrants to purchase shares of redeemable convertible preferred stock were initially recognized as a liability recorded at fair value upon issuance and were subject to remeasurement to fair value at each balance sheet date. As part of the Merger, Legacy ChargePoint redeemable convertible preferred stock was converted into Legacy ChargePoint common stock pursuant to the conversion rate effective immediately prior to the Merger while all related Legacy ChargePoint preferred stock warrants were converted into warrants exercisable for shares of Common Stock with terms consistent with the Legacy ChargePoint preferred stock warrants except for the number of shares exercisable therefor and the exercise price, each of which was adjusted using the Exchange Ratio. At that time, the redeemable convertible preferred stock warrant liability was remeasured and reclassified to additional paid-in capital.
Common Stock Warrants
In addition to the warrants to purchase shares of Legacy ChargePoint preferred stock described above, Legacy ChargePoint had outstanding warrants to purchase shares of Legacy ChargePoint common stock (collectively, “Legacy Warrants”), which now represent warrants to purchase Common Stock.
During the three months ended April 30, 2022, 14,568 Legacy Warrants were net exercised resulting in the issuance of 13,223 shares of Common Stock. During the three months ended April 30, 2021, 1,097,305 Legacy Warrants were exercised resulting in the issuance of 921,980 shares of Common Stock. During the three months ended April 31, 2022 and 2021, there were no cash proceeds received for the exercise of Legacy Warrants.
As of April 30, 2022, there were 35,524,021 Legacy Warrants outstanding, which are classified as equity.
Private Placement Warrants
The Private Placement Warrants were initially recognized as a liability on February 26, 2021, and remeasured to fair value as of any respective exercise dates. The Company recorded immaterial loss and a gain of $45.4 million for the three months ended April 30, 2022 and 2021, respectively, classified within change in fair value of warrant liabilities in the condensed consolidated statements of operations.
The Private Placement Warrants were valued using assumptions under the BLM that assumes optimal exercise of the Company’s redemption option at the earliest possible date. On February 21, 2022, the Company redeemed the remaining Private Placement Warrants for 0.355 shares of Common Stock per warrant. As of April 30, 2022, there were no Private Placement Warrants outstanding.
Public Warrants
The Public Warrants were initially recognized as a liability on February 26, 2021 and remeasured to fair value based upon the market price as warrants were exercised. On June 4, 2021 the Company issued a redemption notice pursuant to which all but 244,481 Public Warrants were exercised by the Public Warrant holders. At the conclusion of the redemption notice period on July 6, 2021, the Company redeemed the remaining 244,481 Public Warrants outstanding for $0.01 per warrant. As of April 30, 2022 and January 31, 2022, no Public Warrants remained outstanding.
The Company recognized no gain or loss for the three months ended April 30, 2022, and recognized a loss of $1.6 million for the three months ended April 30, 2021, classified within change in fair value of warrant liabilities in the condensed consolidated statements of operations.
During the three months ended April 30, 2022 and 2021, proceeds received for the exercise of Public Warrants were zero and $73.3 million, respectively.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Warrant Activity
Activity of warrants is set forth below:

	Legacy Warrants	Private Placement Warrants	Total Common Stock Warrants
Outstanding as of January 31, 2022	35,538,589	10,435	35,549,024
Warrants Exercised	(14,568)	(10,435)	(25,003)
Outstanding as of April 30, 2022	35,524,021	—	35,524,021
Contingent Earnout Liability
During the five-year period starting at the closing of the Merger (“Earnout Period”), eligible former equity holders of Legacy ChargePoint were eligible to receive up to 27,000,000 additional shares of Common Stock (“Earnout Shares”) in three equal tranches if the Earnout Triggering Events (as described in the Merger Agreement) were fully satisfied. The three Earnout Triggering Events were the dates on which the closing volume weighted-average price (“VWAP”) per share of common stock quoted on the NYSE (or the exchange on which the shares of the Company’s Common Stock are then listed) is greater or equal to $15.00, $20.00 and $30.00, respectively, for any ten trading days within any 20 consecutive trading day period within the Earnout Period.
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
The third and final Earnout Triggering Event for up to 9,000,000 of the Earnout Shares associated with the $30.00 VWAP per share threshold occurred on June 29, 2021, and, after the withholding of some of these Earnout Shares to cover employee withholding tax obligations, 8,773,596 Earnout Shares were issued on July 1, 2021. No further Earnout Shares remained contingently issuable as of April 30, 2022 and January 31, 2022.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11.Equity Plans and Stock-based Compensation
The following sets forth the total stock-based compensation expense for employee equity plans included in the Company’s condensed consolidated statements of operations:

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Cost of revenue	$771	$24
Research and development	5,803	675
Sales and marketing	2,324	598
General and administrative	6,629	6,280
Total stock-based compensation expense	$15,527	$7,577
The following sets forth the total stock-based compensation expense by award type:

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Stock Options	$4,136	$7,577
ESPP	1,765	—
RSU	9,626	—
Total stock-based compensation expense	$15,527	$7,577
The following sets forth the unrecognized stock-based compensation expense and the weighted average period they are expected to be recognized:

	April 30, 2022
	Unrecognized Stock-Based Compensation Expense	Weighted-Average Period
	(in thousands, except period in years)
Stock Options	$28,261	1.47
ESPP	10,869	1.86
RSU	81,409	2.83
Total unrecognized stock-based compensation expense	$120,539
2021 Employee Stock Purchase Plan

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On February 25, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (“2021 EIP”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”). The 2021 ESPP permits participants to purchase shares of the Company’s Common Stock, up to the IRS allowable limit, through contributions (in the form of payroll deductions or otherwise to the extent permitted by the administrator) of up to 15% of their eligible compensation. The 2021 ESPP provides for consecutive, overlapping 24-month offering periods, subject to certain rollover and reset mechanisms as defined in the ESPP. Participants are permitted to purchase shares of the Company’s Common Stock at the end of each 6-month purchase period at 85% of the lower of the fair market value of the Company’s Common Stock on the first trading day of an offering period or on the last trading date in each purchase period. A participant may purchase a maximum of 10,000 shares of the Company’s Common Stock during a purchase period. Participants may end their participation at any time during an offering and will be paid their accrued contributions that have not yet been used to purchase shares. Participation ends automatically upon termination of employment with the Company. The initial offering period is from October 1, 2021 through September 9, 2023. The 2021 ESPP allows for up to one increase in contribution during each purchase period. The pre- and post-modification fair values are calculated on the date of the modification. The 2021 ESPP offers a rollover feature that provides for an offering period to be rolled over to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. The 2021 ESPP rollover occurred when the Company’s closing stock price on March 10, 2022 was below the closing stock price on October 1, 2021, which triggered a new 24-month offering period through March 9, 2024. If an employee elects to increase his or her contribution, or the offering price resets an accounting modification occurs. The incremental expense as a result of such modifications was immaterial for the three months ended April 30, 2022.
Further, on the first day of each March during the term of the 2021 ESPP, commencing on March 1, 2021 and ending on (and including) March 1, 2040, the aggregate number of shares of Common Stock that may be issued under the 2021 ESPP shall automatically increase by a number equal to the lesser of (i) one percent (1%) of the total number of shares of Common Stock issued and outstanding on the last day of the preceding month, (ii) 5,400,000 shares (subject to standard anti-dilution adjustments), or (iii) a number of shares determined by the Company’s Board of Directors. As of April 30, 2022, 7,913,721 shares of Common Stock were available under the 2021 ESPP.
During the three months ended April 30, 2022, 263,962 shares of Common Stock have been purchased under the 2021 ESPP.
2021 Equity Incentive Plan
On February 25, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (“2021 EIP”). Under the 2021 EIP, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSU”), performance restricted stock units (“PRSU”), and certain other awards which are settled in the form of shares of Common Stock issued under this 2021 EIP. On the first day of each March, beginning on March 1, 2021 and continuing through March 1, 2030, the 2021 EIP reserve will automatically increase by a number equal to the lesser of (a) 5% of the total number of shares actually issued and outstanding on the last day of the preceding month and (b) a number of shares determined by the Company’s Board of Directors. As of April 30, 2022, 52,569,737 shares of Common Stock were available under the 2021 EIP.
There were no options granted for the three months ended April 30, 2022.
2017 Plan and 2007 Plan
In fiscal year 2022, the Company terminated its 2017 Stock Option Plan (the “2017 Plan”) and 2007 Stock Option Plan (the “2007 Plan”). As of April 30, 2022, 18,002,006 shares and 2,779,401 shares of Common Stock remained reserved for outstanding awards issued under the 2017 and 2007 Plans, respectively. Stock-based awards forfeited, cancelled or repurchased from the above plans generally are returned to the pool of shares of Common Stock available for issuance under the 2021 EIP Plan.
Restricted Stock Units
The 2021 EIP provides for the issuance of RSUs to employees and directors.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

A summary of RSUs under the 2021 EIP at April 30, 2022 and changes during the period then ended is presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 31, 2022	4,033,418	$26.27
RSU granted	794,845	$14.40
RSU vested	(361,608)	$27.24
RSU forfeited	(95,984)	$24.61
Outstanding as of April 30, 2022	4,370,671	$24.07
Stock Options Activity
A summary of option activity under the 2017 and 2007 Plans at April 30, 2022 and changes during the periods then ended is presented in the following table:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2022	22,200,869	$0.68	6.6	$292,362
Options exercised	(1,269,496)	$0.61
Options cancelled	(149,966)	$0.75
Outstanding as of April 30, 2022	20,781,407	$0.68	6.4	$254,679
Options vested and expected to vest as of April 30, 2022	20,661,879	$0.68	6.4	$253,223
Exercisable as of April 30, 2022	14,975,204	$0.66	5.9	$183,894
The options outstanding as of April 30, 2022, include the June 2020 grant of a stock option under the 2017 Plan to the Company’s Chief Executive Officer to purchase a total of 1.5 million shares of Common Stock (“CEO Award”) originally subject to both service and performance-based vesting conditions. No stock-based compensation expense had been recorded prior to the Merger as the CEO Awards were improbable of vesting before and after two modifications in each of September 2020 and December 2020, because the performance-based vesting condition was contingent upon the closing of the Merger. Accordingly, the Company commenced recognition of stock-based compensation expense for the CEO Award following the Merger in February 2021 when the only remaining vesting condition was service-based. As of April 30, 2022, the total unrecognized compensation expense related to the unvested portion of the CEO Award was $24.7 million, which is expected to be recognized over a period of 2.00 years.
12.Income Taxes
The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter. The effective income tax rate was 2.0% and nil for the three months ended April 30, 2022 and 2021, respectively. The effective tax rate differs from the U.S. statutory rate primarily due to the full valuation allowances on the Company’s net domestic deferred tax assets as it is more likely than not that all of the deferred tax assets will not be realized.
13.Related Party Transactions
Daimler AG and its affiliated entities (“Daimler”) are investors in the Company and one of its employees is a member of the Company’s Board of Directors. The following revenue transactions took place between the Company and Daimler during the periods presented:

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Daimler	$1,285	$1,335
Revenue from related parties	$1,285	$1,335
Related party accounts receivable as of April 30, 2022 and January 31, 2022 from Daimler was $2.1 million and $2.2 million, respectively.

14.Basic and Diluted Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three months ended April 30, 2022 and 2021:

	Three Months Ended April 30,
	2022	2021
	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$(89,266)	$82,289
Adjust: Cumulative dividends on redeemable convertible preferred stock	—	(4,292)
Adjust: Deemed dividends attributable to vested option holders	—	(51,855)
Adjust: Deemed dividends attributable to common stock warrant holders	—	(110,635)
Net loss attributable to common stockholders - Basic	(89,266)	(84,493)
Less: Gain attributable to earnout shares issued	—	(53,820)
Less: Change in fair value of dilutive warrants	—	(49,471)
Net loss attributable to common stockholders - Diluted	$(89,266)	$(187,784)
Denominator:
Weighted average common shares outstanding	334,743,634	218,932,121
Less: Weighted-average unvested restricted shares and shares subject to repurchase	(119,939)	(316,258)
Weighted average shares outstanding - Basic	334,623,695	218,615,863
Add: Earnout Shares under the treasury stock method	—	2,956,122
Add: Public and Private Placement Warrants under the treasury stock method	—	3,961,404
Weighted average shares outstanding - Diluted	334,623,695	225,533,389

Net loss per share - Basic	$(0.27)	$(0.39)
Net loss per share - Diluted	$(0.27)	$(0.83)
As a result of the Merger in fiscal year 2022, the Company retroactively adjusted the weighted-average number of shares of Common Stock outstanding prior to the Closing Date by multiplying them by the Exchange Ratio of 0.9966 used to determine the number of shares of Common Stock into which they converted. The Common Stock issued as a result of the redeemable convertible preferred stock conversion on the Closing Date was included in the basic net loss per share calculation on a prospective basis.
Redeemable convertible preferred stock and preferred stock warrants outstanding prior to the Merger were excluded from the diluted net loss per share calculation for the three-months period ended April 30, 2021, because including them would have had an antidilutive effect.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The potential shares of Common Stock that were excluded from the computation of diluted net loss per share attributable to common stockholders at each period end because including them would have had an antidilutive effect were as follows:

	April 30, 2022	April 30, 2021
2027 Convertible Note (on an as-converted basis)	12,483,569	—
Options to purchase common stock	20,781,407	29,795,964
Restricted stock units	4,370,671	—
Unvested early exercised common stock options	109,185	263,982
Common stock and preferred stock warrants	35,524,021	43,895,087
Employee stock purchase plan	2,546,487	—
Total potentially dilutive common share equivalents	75,815,340	73,955,033
15.Subsequent Events
On June 1, 2022, pursuant to the 2021 EIP, the Company granted service-based restricted stock units (RSU) of approximately 10.3 million shares to its employees and officers, which will vest over 3-5 years. The Company also granted performance restricted stock units (“PRSU”) of approximately 2 million shares to certain officers and the CEO of the Company with vesting contingent upon both market condition and continued service. The market condition of the award will be satisfied for 25%, 35%, and 40% of such market-based restricted stock units when the Company's common stock equals or exceeds $17.00, $22.00, and $30.00 respectively for at least 20 consecutive trading days at any time during the performance period. Awards which have satisfied the market condition will vest over 5 years, subject to predetermined time-based vesting schedules and other terms and conditions. The grant date fair value will be determined in accordance with ASC Topic 718, Compensation - Stock Compensation, and will be recognized over the requisite service period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of the financial condition and results of operations of ChargePoint Holdings, Inc. (“ChargePoint” or the “Company”) should be read in conjunction with ChargePoint’s condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report, and the audited consolidated financial statements for the year ended January 31, 2022 and related notes included in the Company’s Annual Report on Form 10-K filed with the SEC on April 4, 2022. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. ChargePoint’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Part II, Item 1A of this report.

Overview
ChargePoint designs, develops and markets networked electric vehicle (“EV”) charging system infrastructure (“Networked Charging Systems”), connected through cloud-based services (“Cloud” or “Cloud Services”) which (i) enable charging system owners, or hosts, to manage their Networked Charging Systems, and (ii) enable consumers the ability to locate, reserve, authenticate and transact EV charging sessions. ChargePoint’s Networked Charging Systems, subscriptions and other offerings provide an open platform that integrates with system hardware from ChargePoint and other manufacturers, connecting systems over an intelligent network that provides real-time information about charging sessions and full control, support and management of the Networked Charging Systems. This network provides multiple web-based portals for charging system owners, fleet managers, drivers and utilities.
ChargePoint generates revenue primarily through the sale of Networked Charging Systems, Cloud Services and extended parts and labor warranties (“Assure”). The Company also generates revenue, in some instances, by providing customers use of ChargePoint’s owned and operated systems, Cloud Services and Assure into a single subscription (“ChargePoint as a Service” or “CPaaS”). Cloud Services, Assure and CPaaS are typically paid for up front and revenue is recognized ratably over the term of the service.
ChargePoint targets three key verticals: commercial, fleet and residential. Commercial customers have parking places largely within their workplaces and include retail, hospitality, healthcare, fueling and convenience and parking lot operators. Fleet includes municipal buses, delivery and work vehicles, port/airport/warehouse and other industrial applications, ridesharing services, and is expected to eventually include, autonomous transportation. Residential includes single family homes and multifamily residences.
On February 26, 2021 (“Closing Date”), Switchback Energy Acquisition Corporation (“Switchback”) consummated the previously announced transactions pursuant to which Lightning Merger Sub Inc., a wholly owned subsidiary of Switchback (“Lightning Merger Sub”), merged with ChargePoint, Inc. (“Legacy ChargePoint”) pursuant to a Merger Agreement and Plan of Merger dated as of September 23, 2020, by and among the Company, Lightning Merger Sub Inc., and Switchback (“Merger Agreement”). Legacy ChargePoint survived as a wholly-owned subsidiary of Switchback (“Merger” and, collectively with the other transactions described in the Merger Agreement, the “Reverse Recapitalization”). Further, as a result of the Merger, Switchback was renamed “ChargePoint Holdings, Inc.” References to ChargePoint throughout this Quarterly Report prior to the Merger are references to Legacy ChargePoint.
Since its inception in 2007, ChargePoint has been engaged in developing and marketing its Networked Charging Systems, subscriptions and other offerings, raising capital and recruiting personnel. ChargePoint has incurred net operating losses and negative cash flows from operations every year since its inception. As of April 30, 2022, ChargePoint had an accumulated deficit of $900.9 million. ChargePoint has funded its operations primarily from customer payments, the issuance of redeemable convertible preferred stock and convertible notes, exercise proceeds from options and warrants, borrowings under loan facilities and proceeds from the Reverse Recapitalization.
Recent Developments
Issuance of 2027 Convertible Notes
On April 12, 2022, the Company completed a private placement of $300.0 million of convertible debt notes due 2027 (the “2027 Convertible Notes”), generating new proceeds of approximately $294.1 million after deducting the initial purchaser discounts and commissions and the Company’s offering expenses. For a more complete description of the 2027 Convertible

Notes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” below.
Key Factors Affecting Operating Results
ChargePoint believes its performance and future success depend on several factors that present significant opportunities for it but also pose risks and challenges, including those discussed below.
Growth in EV Adoption
ChargePoint’s revenue growth is directly tied to the number of passenger and commercial EVs sold, which it believes drives the demand for charging infrastructure. The market for EVs is still rapidly evolving and although demand for EVs has grown in recent years, there is no guarantee of such future demand. Factors impacting the adoption of EVs include but are not limited to perceptions about EV features, quality, safety, performance and cost; perceptions about the limited range over which EVs may be driven on a single battery charge; volatility in the cost of oil and gasoline; availability of services for EVs; consumers’ perception about the convenience and cost of charging EVs; and increases in fuel efficiency. In addition, macroeconomic factors, including governmental mandates and incentives, could impact demand for EVs, particularly since they can be more expensive than traditional gasoline-powered vehicles and the automotive industry globally has been experiencing a recent decline in sales. Further, geopolitical factors, such as COVID 19 pandemic and the the invasion of the Ukraine by Russia, may negatively impact the global automotive supply chain and reduce the manufacturing of automobiles, including EVs. If the market for EVs does not develop as expected or if there is any slow-down or delay in overall EV adoption or manufacturing rates, ChargePoint’s financial condition and results of operations could be materially and adversely impacted.
Competition
ChargePoint is currently a market leader in North America in commercial Level 2 Alternating Current (“AC”) charging. ChargePoint also offers AC chargers for use at home or multifamily settings and for fleet applications, and high-power Level 3 Direct Current (“DC”) chargers for fast urban charging, corridor or long-trip charging and fleet applications. ChargePoint intends to expand its market share over time in its product categories, leveraging the network effect of its products and Cloud Services software. Existing competitors may expand their product offerings and sales strategies, and new competitors may enter the market. If ChargePoint’s market share decreases due to increased competition, its financial condition and results of operations in the future may be negatively impacted. Furthermore, ChargePoint’s success could be negatively impacted if consumers and businesses choose other types of alternative fuel vehicles or high-fuel-economy gasoline powered vehicles.
Europe Expansion
ChargePoint operates in North America and majority of countries in Europe. Europe is expected to be a significant contributor to ChargePoint’s revenue in future years. ChargePoint has been and is investing heavily to succeed in Europe. ChargePoint is also working to grow its European business through partnerships with channel partners and car leasing companies and through its recently closed acquisitions of ViriCiti and HTB. In Europe, ChargePoint primarily competes with other providers of EV charging station networks. Many of these competitors have limited funding, which could cause poor customer experiences and have a negative impact on overall EV adoption in Europe. ChargePoint’s growth in Europe requires differentiating itself as compared to these existing competitors. If ChargePoint is unable to continue penetrating the market in Europe, its financial condition and results of operations could be materially and adversely impacted.
Fleet Expansion
ChargePoint’s future growth is also highly dependent upon success in fleet applications, where there is increasing competition, a high customer dependency on the expected increase in the arrival rate of new vehicles, and likely high concentrations and volatility of purchasing as fleet operators ultimately choose their key providers and make large commitments to build out their EV operations. If the Company is not successful in the fleet vertical, its financial condition and results of operation could be materially and adversely affected.
Impact of New Product Releases and Investments in Growth
As ChargePoint introduces new products, such as the release of its Level 3 DC fast charger in fiscal year 2020, its gross margins may be initially negatively impacted by launch costs and lower volumes until it achieves targeted cost reductions. Cost reductions may not occur on the timeline ChargePoint expects due to unanticipated supply chain difficulties, government mandates or certification requirements. For example, ongoing supply chain challenges and heightened logistic costs related to disruptions initially caused by the COVID-19 pandemic and related component shortages decreased gross margins in the three months ended April 30, 2022, and ChargePoint expects gross margins will continue to be adversely affected by increased material costs and freight and logistic expenses through the remainder of the fiscal year and likely into its fiscal year ending January 31, 2024. In addition, ChargePoint may accelerate its expenditures where it sees growth opportunities, which may impact gross margin until upfront costs and inefficiencies are absorbed and normalized operations are achieved. Further, ChargePoint continues to invest in prioritizing an assurance of supply of its products and new customer acquisition as part of its “land and expand” model, which in the current environment, puts pressure on gross margins and increases operating expenses. ChargePoint also continuously evaluates and may adjust its expenditures based on its launch plans for new products, as well as other factors including the pace and prioritization of current projects under development and the addition of new projects. As ChargePoint attains higher revenue, it expects operating expenses as a percentage of total revenue to decrease as it scales and focuses on increasing operational efficiency and process automation.
Government Mandates, Incentives and Programs
The U.S. federal government, certain foreign governments and some state and local governments provide incentives to end users and purchasers of EVs and EV infrastructure in the form of rebates, tax credits and other financial incentives. These governmental rebates, tax credits and other financial incentives significantly lower the effective price of EVs and EV infrastructure to customers. For example, the Infrastructure Investment and Jobs Act signed into law on November 15, 2021 would provide additional funding for EVs and EV charging infrastructure through the creation of new programs and grants and the expansion of existing programs, including $7.5 billion for EV charging along highway corridors. However, such incentives take time to be disbursed and to affect actual expenditure decisions. These incentives may also expire on specified dates, end when the allocated funding is no longer available, or be reduced or terminated as a matter of regulatory or legislative policy. For example, the credits under Section 30C of the Internal Revenue Code of 1986, as amended (the “Code”) which benefit investments in EV infrastructure expired on December 31, 2021, and there can be no assurance that the credit under Section 30C of the Code will be extended in the future. Any reduction in rebates, tax credits or other financial incentives could reduce the demand for EVs and for charging infrastructure, including infrastructure ChargePoint offers.
ChargePoint also derives other revenue from fees received for regulatory credits earned for participating in low carbon fuel programs in some U.S. states. ChargePoint claims these regulatory credits only if they are not claimed by purchasers of its EV charging stations. If a material percentage of its customers were to claim these regulatory credits, ChargePoint’s revenue from this source could decline significantly, which could have an adverse effect on its revenue and overall gross margin. Prior to fiscal year 2021, ChargePoint derived a slight majority of its other revenue from these regulatory credits. However, revenue from this source as a percentage of total revenue has declined recently and may continue to decline over time. Further, the availability of such credits depends on continued governmental support for these programs. If these programs are modified, reduced or eliminated, ChargePoint’s ability to generate this revenue in the future would be adversely impacted.
Supply Chain Disruptions and COVID-19
In March 2020, the World Health Organization characterized COVID-19 as a pandemic. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 has disrupted ChargePoint’s supply chain and heightened its freight and logistic costs, and has similarly disrupted manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, which has led to fluctuations in EV sales in markets around the world. These ongoing supply chain challenges and heightened logistic costs decreased gross margins in the three months ended April 30, 2022, and ChargePoint expects that gross margins will continue to be adversely affected by increased material costs and freight and logistic expenses through the remainder of the fiscal year ending January 31, 2023.
As a result of the COVID-19 pandemic, ChargePoint initially modified its business practices (including reducing employee travel, recommending that all non-essential personnel work from home and canceling or reducing physical participation in sales activities, meetings, events and conferences), implemented additional safety protocols for essential workers, and implemented temporary cost cutting measures in order to reduce its operating costs. In May 2022, ChargePoint commenced a “return-to-office” plan, which includes shifting to a hybrid model where employees have the flexibility to work from home or from the office. The ongoing COVID-19 pandemic has resulted in government authorities implementing numerous measures to try to contain the COVID-19 virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders and business shutdowns. While these measures may be relaxed or revised in some areas, there is no guarantee these measures will not be reinstated or resumed due to additional variants of COVID-19 or the inability or ineffectiveness of public health measures to limit the further spread of COVID-19. ChargePoint may take further actions as may be required by government authorities or that it determines are in the best interests of its employees, customers, suppliers, vendors and business partners as the result of the COVID-19 pandemic.

The ultimate full societal and economic impact of the COVID-19 pandemic remains unknown and its duration and extent depend on current and future developments that cannot be accurately predicted. It has already had an adverse effect on the global economy, the persistence of which has varied over time and across the geographies in which ChargePoint operates. The conditions caused by the COVID-19 pandemic, such as more prevalence of more permanent work-from-home policies, are likely to continue affecting the rate of global infrastructure spending, and thus to continue to adversely impact ChargePoint’s commercial business and its overall gross margin as ChargePoint’s commercial business contributes higher margins than its residential and fleet businesses. Further, the COVID-19 pandemic could continue to disrupt supply chains and heighten component and shipping pricing and logistics expenses and further adversely impact ChargePoint’s gross margins, adversely affect demand for ChargePoint’s platforms, lengthen its product development and sales cycles, reduce the value, renewal rate or duration of subscriptions, negatively impact collections of accounts receivable, reduce expected spending from new customers, cause some of its paying customers to go out of business and limit the ability of its direct sales force to travel to customers and potential customers, all of which could adversely affect ChargePoint’s business, results of operations and financial condition.

Results of Operations and Its Components
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
Subscriptions

Subscriptions revenue consists of services related to Cloud, as well as extended maintenance service plans under Assure. Subscription revenue also consists of CPaaS revenue which combines the customer’s use of ChargePoint’s owned and operated systems with Cloud and Assure programs into a single subscription.
In some instances, CPaaS subscriptions are considered for accounting purposes to contain a lease for the customer’s use of ChargePoint’s owned and operated systems unless the location allows the customer to receive incremental economic benefit from regulatory credits earned on that EV charging system. Lessor revenue relates to operating leases and historically has not been material. Subscription revenue is generally recognized over time on a straight-line basis as ChargePoint has an ongoing obligation to deliver such services to the customer.
Other
Other revenue consists of fees received for transferring regulatory credits earned for participating in low carbon fuel programs in some states, charging related fees received from drivers using charging sites owned and operated by ChargePoint, net transaction fees earned for processing payments collected on driver charging sessions at charging sites owned by its customers, and other professional services. Revenue from driver charging sessions and charging transaction fees is recognized when the charging session or transaction is completed. Revenue from regulatory credits is recognized when the regulatory credits are transferred. Revenue from fees for owned and operated sites is recognized over time on a straight-line basis over the performance period of the service contract as ChargePoint has an ongoing obligation to operate the sites. Revenue from professional services is recognized as the services are rendered.
For the remainder of fiscal year 2023, ChargePoint expects revenue to grow in both Networked Charging Systems and subscriptions due to an increasing arrival rate of EVs and the need for charging infrastructure to support them.

	April 30,
Networked Charging Systems	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$59,551	$26,800	$32,751	122.2%
Percentage of total revenue	72.9%	66.2%

Networked Charging Systems revenue increased during the three months ended April 30, 2022 compared to the three months ended April 30, 2021 primarily due to higher demand from customers in our three verticals, resulting in higher volumes of systems delivered across ChargePoint’s major product families.

	April 30,
Subscriptions	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$17,646	$10,824	$6,822	63.0%
Percentage of total revenue	21.6%	26.7%
Subscriptions revenue increased during the three months ended April 30, 2022 compared to the three months ended April 30, 2021 primarily due to growth in the number of Networked Charging Systems connected to ChargePoint’s network.

	April 30,
Other Revenue	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$4,436	$2,886	$1,550	53.7%
Percentage of total revenue	5.4%	7.1%
Other revenue increased during the three months ended April 30, 2022 compared to the three months ended April 30, 2021 mainly due to increased charging related fees received from drivers using charging sites owned and operated by ChargePoint and net transaction fees earned for processing payments collected on driver charging sessions at charging sites owned by ChargePoint’s customers, as well as increased regulatory credits transferred.

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
Subscriptions
Cost of Subscriptions revenue includes salaries and related personnel expenses, including stock-based compensation and third-party support costs to manage the systems and helpdesk services for site hosts, network and wireless connectivity costs for subscription services, field costs for Assure, depreciation of owned and operated systems used in CPaaS arrangements, amortization of capitalized internal-use software development costs, allocated facilities and information technology expenses.
Other
Cost of other revenue includes depreciation and other costs for ChargePoint’s owned and operated charging sites, charging related processing charges, salaries and related personnel expenses, including stock-based compensation, as well as costs of professional services.

	April 30,
Cost of Networked Charging Systems Revenue	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$56,266	$23,742	$32,524	137.0%
Percentage of networked charging systems revenue	94.5%	88.6%
Cost of Networked Charging Systems revenue increased during the three months ended April 30, 2022 compared to the three months ended April 30, 2021 primarily due to an increase in the number of Networked Charging Systems delivered.

	April 30,
Cost of Subscriptions Revenue	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$10,628	$5,640	$4,988	88.4%
Percentage of subscriptions revenue	60.2%	52.1%
Cost of subscriptions revenue increased during the three months ended April 30, 2022 compared to the three months ended April 30, 2021 primarily due to increases in customer support headcount and resulting personnel compensation and stock-based compensation increase driven by ChargePoint expanding its network of charging systems.

	April 30,
Cost of Other Revenue	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$2,632	$1,911	$721	37.7%
Percentage of other revenue	59.3%	66.2%
Other cost of revenue increased during the three months ended April 30, 2022 compared to the three months ended April 30, 2021 primarily related to higher depreciation of owned and operated charging sites and increased other costs.
Gross Profit and Gross Margin
Gross profit is revenue less cost of revenue and gross margin is gross profit as a percentage of revenue. ChargePoint offers a range of Networked Charging Systems products which vary widely in selling price and associated gross margin. For example the product mix in ChargePoint’s commercial business tends to contribute higher gross margins than its product mix in its residential and fleet businesses. Accordingly, ChargePoint’s gross profit and gross margin have varied and are expected to continue to vary from period to period due to revenue levels; geographic, vertical and product mix; new product introductions, its efforts to optimize its operations and supply chain, and purchase price variances it may need to pay due to component shortages or supply chain interruptions.
In the long term, improvements in ChargePoint’s gross profit and gross margin will depend on its ability to continue to optimize its operations and supply chain as it increases its revenue. However, at least in the short term, as mix continues to vary and as ChargePoint continues to optimize for customer acquisition and prioritize assurance of supply of its products as part of its “land and expand” model, launch new Networked Charging Systems products, grow its presence in Europe where it has not yet achieved economies of scale, and expands its solutions for its fleet customers, gross margin will vary from period to period. In addition, ChargePoint expects gross margins will continue to be adversely affected by increased material costs due to industry-wide component supply shortages, particularly due to the shortage of semiconductors, and increased freight and logistic expenses through at least the remainder of the fiscal year as a result of ongoing worldwide supply chain disruptions.

	April 30,
Gross Profit and Gross Margin	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$12,107	$9,217	$2,890	31.4%
Gross margin	14.8%	22.8%	(7.9)%
Gross profit increased during the three months ended April 30, 2022 compared to the three months ended April 30, 2021 primarily due to an increase in Subscriptions revenue.
Gross margin decreased during the three months ended April 30, 2022 compared to the three months ended April 30, 2021 primarily due to product mix changes at lower gross margin products performed strongly relative to higher gross margin offerings, and to higher purchase price costs incurred as the result of component shortages and supply chain challenges.
Research and Development Expenses
Research and development expenses consist primarily of salaries and related personnel expenses, including stock-based compensation, for personnel related to the development of improvements and expanded features for ChargePoint’s products and services, as well as quality assurance, testing, product management, amortization of capitalized internal-use software, and allocated facilities and information technology expenses. Research and development costs are expensed as incurred.
ChargePoint expects its research and development expenses to increase on an absolute basis for the foreseeable future as ChargePoint continues to invest in research and development activities to achieve its technology and product roadmap.

	April 30,
Research and Development Expenses	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$48,302	$25,374	$22,928	90.4%
Percentage of total revenue	59.2%	62.6%
Research and development expenses increased during the three months ended April 30, 2022 compared to the three months ended April 30, 2021 primarily due to a $12.6 million higher personnel costs driven by a $6.8 million increase in salary and bonus expenses due to headcount growth and a $5.3 million increase in stock-based compensation expense mainly from restricted stock unit (“RSU”) grants, and a $8.1 million increase in engineering materials and services costs.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of salaries and related personnel expenses, including stock-based compensation, sales commissions, professional services fees, travel, marketing and promotional expenses, helpdesk services for drivers, amortization of capitalized internal-use software, credit loss expenses, and allocated facilities and information technology expenses.
ChargePoint expects its sales and marketing expenses to increase on an absolute basis for the foreseeable future while it continues to add sales and marketing personnel, expand its sales channels and expand in Europe.

	April 30,
Sales and Marketing Expenses	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$32,588	$15,974	$16,614	104.0%
Percentage of total revenue	39.9%	39.4%
Sales and marketing expenses increased during the three months ended April 30, 2022 compared to the three months ended April 30, 2021 primarily due to a $8.2 million higher personnel costs driven by a $5.8 million increase in salary, bonus and commissions due to headcount growth, as well as revenue growth and a $1.9 million increase in stock-based compensation expense resulting mainly from RSU grants, and a $2.3 million increase in amortization of acquired intangible assets and $1.9 million in credit loss reserves.

General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related personnel expenses, including stock-based compensation, related to finance, legal and human resource functions, contractor and professional services fees, audit and compliance expenses, insurance costs, amortization of capitalized internal-use software and general corporate expenses, including allocated facilities and information technology expenses.
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

	April 30,
General and Administrative Expense	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$21,047	$14,467	$6,580	45.5%
Percentage of total revenue	25.8%	35.7%
General and administrative expenses increased during the three months ended April 30, 2022 compared to the three months ended April 30, 2021 primarily due to a $4.1 million higher personnel costs driven by headcount growth, a $1.7 million increase in consulting services, and $1.0 million increase in professional service fees related to merger and acquisitions.
Interest Income
Interest income consists primarily of interest earned on ChargePoint’s cash, cash equivalents and short-term investments.

	April 30,
Interest Income	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$106	$22	$84	384.0%
Percentage of total revenue	0.1%	0.1%
Interest income increased during the three months ended April 30, 2022 as compared to the three months ended April 30, 2021 due to higher cash and cash equivalent balances primarily attributable to the cash received from the 2027 Convertible Notes.
Interest Expense
Interest expense consists primarily of the interest on ChargePoint’s term loan which was paid off in March 2021, and the 2027 Convertible Notes issued in April 2022.

	April 30,
Interest Expense	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$(933)	$(1,499)	$566	(37.8)%
Percentage of total revenue	(1.1)%	(3.7)%
Interest expense decreased during the three months ended April 30, 2022 compared to the three months ended April 30, 2021 primarily due to repayment of the term loan in March 2021. As of April 30, 2022, ChargePoint had an aggregate of $300.0 million in outstanding 2027 Convertible Notes which mature in April 2027.

Change in Fair Value of Redeemable Convertible Preferred Stock Warrant Liability
Redeemable convertible preferred stock warrant liability was subject to remeasurement to fair value at each balance sheet date. Changes in fair value of redeemable convertible preferred stock warrant liability were recognized in the condensed consolidated statements of operations. ChargePoint adjusted the liability for changes in fair value until the earlier of the exercise or expiration of the warrants and conversion of redeemable convertible preferred stock into Common Stock.

	April 30,
Change in Fair Value of Redeemable Convertible Preferred Stock Warrant Liability	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$—	$9,237	$(9,237)	(100.0)%
Percentage of total revenue	—%	22.8%
The change in fair value of redeemable convertible preferred stock warrant liability during the three months ended April 30, 2022 compared to the three months ended April 30, 2021 was primarily due to changes in the fair value of Legacy ChargePoint’s redeemable convertible preferred stock through the date of the Merger. As of April 30, 2022, ChargePoint had no outstanding redeemable convertible preferred stock warrant liabilities.
Change in Fair Value of Common Stock Warrant Liabilities
Common stock warrant liabilities consisted of publicly-traded warrants (“Public Warrants”) and private placement warrants issued to NGP Switchback, LLC. (“Private Placement Warrants”) which ChargePoint assumed in connection with the Merger and which were subject to remeasurement to fair value at each balance sheet date. As of April 30, 2022 all Public Warrants and Private Placement Warrants have been exercised or redeemed.

	April 30,
Change in Fair Value of Common Stock Warrant Liability	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$(24)	$43,761	$(43,785)	(100.1)%
Percentage of total revenue	—%	108.0%
ChargePoint recognized a $0.02 million loss during the three months ended April 30, 2022 due to the change in the fair value of Common Stock warrants.
ChargePoint recognized a $43.8 million gain during the three months ended April 30, 2021 due to the change in the fair value of Common Stock warrants.

Change in Fair Value of Contingent Earnout Liability

Contingent earnout liability was accounted for as a liability as of the date of the Merger and remeasured to fair value until the Earnout Triggering Events (as described in Note 10 to the condensed consolidated financial statements) were met for the first two tranches in March 2021 and the corresponding Earnout Shares (as described in Note 10 to the condensed consolidated financial statements) were issued. In March 2021, the remaining earnout liability converted to be accounted for as equity. The Earnout Triggering Event was met for the third and final tranche in June 2021, and in July 2021 the remaining Earnout Shares were issued.

	April 30,
Change in Fair Value of Contingent Earnout Liability	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$—	$84,420	$(84,420)	(100.0)%
Percentage of total revenue	—%	208.4%
ChargePoint did not incur any change in fair value of contingent earnout liability during the three months ended April 30, 2022; it incurred $84.4 million in fair value of contingent earnout liability for the three months ended April 30, 2021 due to the decrease in the fair value of ChargePoint’s Common Stock after consummation of the Merger.
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

	April 30,
Transaction Costs Expensed	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$—	$(7,031)	$7,031	(100.0)%
Percentage of total revenue	—%	(17.4)%
During the three months ended April 30, 2022, ChargePoint had no transaction cost; during the three months ended April 30, 2021, ChargePoint expensed $7.0 million out of $36.5 million total transaction costs, that related to the warrant liabilities assumed as part of the Merger.
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign currency transaction gains and losses.

	April 30,
Other Income (Expense), net	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$(447)	$15	$(462)	(3080.0)%
Percentage of total revenue	(0.5)%	—%
Other expenses increased during the three months ended April 30, 2022 as compared to the three months ended April 30, 2021, due to unfavorable changes in foreign exchange rates.

Provision for (Benefit from) Income Taxes
ChargePoint’s provision for income taxes consists of federal, state and foreign income taxes based on enacted federal, state and foreign tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. Due to the level of historical losses, ChargePoint maintains a valuation allowance against U.S. federal and state deferred tax assets as it has concluded it is more likely than not that these deferred tax assets will not be realized.

	April 30,
Provision for (Benefit from) Income Taxes	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$(1,862)	$38	$(1,900)	(5000.0)%
Percentage of profit/(loss) before provision for income taxes	2.0%	—%
The benefit for income taxes increased during the three months ended April 30, 2022 as compared to the three months ended April 30, 2021 primarily due changes to deferred tax liability following a tax rate reduction in certain foreign jurisdictions.

Liquidity and Capital Resources
Sources of Liquidity
Historical Sources of Liquidity
ChargePoint has incurred net losses and negative cash flows from operations since its inception, which it anticipates will continue for the foreseeable future. To date, ChargePoint has funded its business primarily with proceeds from the issuance of redeemable convertible preferred stock, proceeds from the Merger, proceeds from the issuance of debt, including the 2027 Convertible Notes, proceeds from warrant and option exercises for cash, and from customer payments. As of April 30, 2022, ChargePoint had cash, cash equivalents and restricted cash of $541.0 million. ChargePoint believes that its cash on hand and cash generated from sales to customers will satisfy its working capital and capital requirements for at least the next twelve months.
From inception to April 30, 2022, ChargePoint has primarily raised cash proceeds from the sale of shares of redeemable convertible preferred stock and Common Stock, proceeds from debt, such as the 2027 Convertible Notes, and proceeds from the exercise of warrant and stock options.
In March 2021, ChargePoint repaid the entire 2018 Loan (as described in footnote 7. to the condensed consolidated financial statements) balance of $35.0 million plus accrued interest and prepayment fees of $1.2 million.
2027 Convertible Notes
In April 2022, the Company completed a private placement of $300.0 million aggregate principal amount of 2027 Convertible Notes, which will mature on April 1, 2027. The net proceeds from the sale of the 2027 Convertible Notes were approximately $294.0 million after deducting initial purchaser discounts and commissions and the Company’s estimated offering expenses. The Company expects to use the net proceeds for general corporate purposes.
The 2027 Convertible Notes bears interest at 3.50% per annum, to the extent paid in cash (“Cash Interest”), which is payable semi-annually in arrears on April 1st and October 1st of each year or 5.00% per annum through the issuance of additional 2027 Convertible Notes (“PIK Interest”). The 2027 Convertible Notes are convertible, based on the applicable conversion rate, into cash, shares of the Company’s Common Stock or a combination thereof, at the Company’s election. The initial conversion rate was 41.6119 shares per $1,000 principal amount of the 2027 Convertible Notes, subject to customary anti-dilution adjustment in certain circumstances, which represented an initial conversion price of approximately $24.03 per share.
For additional details refer to Part I, Item 1, Note 7, “Debt,” in the Company’s notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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
ChargePoint’s principal use of cash in recent periods has been funding its operations, the acquisitions of ViriCiti and HTB, and investing in capital expenditures. ChargePoint’s future capital requirements will depend on many factors, including its revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, expenses associated with its international expansion, the introduction of network enhancements and the continuing market adoption of its Networked Charging Systems. In the future, ChargePoint may enter into arrangements to acquire or invest in complementary businesses, products and technologies. ChargePoint may be required to seek additional equity or debt financing.
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

Cash Flows
For the Three Months Ended April 30, 2022 and 2021
The following table sets forth a summary of ChargePoint’s cash flows for the periods indicated:

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(70,821)	$(37,539)
Investing activities	(5,946)	(4,138)
Financing activities	303,118	505,988
Effects of exchange rates on cash, cash equivalents, and restricted cash	(1,003)	7
Net increase in cash, cash equivalents, and restricted cash	$225,348	$464,318

Net Cash Used in Operating Activities
During the three months ended April 30, 2022, net cash used in operating activities was $70.8 million, consisting primarily of a net loss of $89.3 million and non-cash charges of $23.8 million, partially offset by an increase in net operating assets of $5.4 million. The increase in net operating assets was primarily due to a $10.3 million increase in prepaid expenses and other assets, a $9.8 million increase in inventories, a $5.9 million increase in accounts receivable and a $1.2 million decrease in operating lease liabilities partially offset by a $10.7 million increase in deferred revenue, a $8.4 million increase in accrued and other liabilities and a $2.8 million increase in accounts payable. The non-cash charges primarily consisted of $15.5 million of stock-based compensation expense, $6.8 million of depreciation, amortization expense and amortization of deferred contract acquisition costs, $1.2 million of non-cash operating lease cost and $0.3 million of inventory reserves and other costs.

During the three months ended April 30, 2021, net cash used in operating activities was $37.5 million, consisting primarily of a net income of $82.3 million, fully offset by an increase in net operating assets of $2.2 million and non-cash charges of $117.6 million. The increase in net operating assets was primarily attributable to a $6.2 million increase in prepaid expenses and other assets, a $5.0 million decrease in accrued and other liabilities, a $3.5 million decrease in accounts payable and a $0.4 million decrease in operating lease liabilities largely offset by a $7.8 million increase in deferred revenue and a $4.9 million decrease in inventories. The non-cash charges primarily consisted of a $84.4 million change in fair value of contingent earnout liability, a $43.8 million change in fair value of common stock warrant liabilities and a $9.2 million change in fair value of redeemable convertible preferred stock warrant liability, partially offset by $7.6 million of stock-based compensation expense, $7.0 million of transaction costs expensed, $2.7 million of depreciation and amortization expense, and $1.0 million of non-cash operating lease cost.
Net Cash (Used In) Provided by Investing Activities
During the three months ended April 30, 2022, net cash used in investing activities was $5.9 million consisting of cash paid for acquisitions (net of cash acquired) of $2.8 million and purchases of property and equipment of $3.2 million.
During the three months ended April 30, 2021, net cash used in investing activities was $4.1 million for purchases of property and equipment.
Net Cash Provided by Financing Activities
During the three months ended April 30, 2022, net cash provided by financing activities was $303.1 million, consisting of net proceeds from issuance of debt of $296.0 million, proceeds from the issuance of common stock under employee equity plans of $4.7 million, net of tax withholdings, and change in driver funds and amounts due to customers of $2.4 million.
During the three months ended April 30, 2021, net cash provided by financing activities was $506.0 million consisting of net proceeds from Merger and PIPE financing of $481.5 million and proceeds from the exercise of warrants of $73.3 million, partially offset by repayment of borrowings of $36.1 million and taxes paid related to net share settlement of earnout shares of $12.8 million.
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
Other than the policies noted in Part I, Item 1, Note 2, “Summary of Significant Accounting Policies,” in the Company’s notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there have been no material changes to its critical accounting policies and estimates as compared to those disclosed in its audited consolidated financial statements as of January 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 4, 2022.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
ChargePoint had cash, cash equivalents and restricted cash totaling $541.0 million as of April 30, 2022. Cash equivalents were invested primarily in money market funds. ChargePoint’s investment policy is focused on the preservation of capital and supporting its liquidity needs. Under the policy, ChargePoint invests in highly rated securities, issued by the U.S. government or liquid money market funds. ChargePoint does not invest in financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments. ChargePoint utilizes external investment managers who adhere to the guidelines of its investment policy.
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
Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies impact ChargePoint’s net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 10% would not result in a material foreign currency loss on foreign-denominated balances, as of April 30, 2022. As ChargePoint’s foreign operations expand, its results may be more materially impacted by fluctuations in the exchange rates of the currencies in which it does business.
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
ChargePoint’s management, with participation of its Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of ChargePoint’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that ChargePoint’s disclosure controls and procedures were not effective at the reasonable assurance level as of April 30, 2022 due to the material weaknesses in its internal control over financial reporting described below.
However, after giving full consideration to the material weaknesses described below, and the additional analyses and other procedures ChargePoint performed to ensure that its condensed consolidated financial statements included in this quarterly report on Form 10-Q were prepared in accordance with U.S. GAAP, ChargePoint’s management has concluded that its condensed consolidated financial statements present fairly, in all material respects, its financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.
Material Weakness in Internal Control over Financial Reporting

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
ChargePoint did not design and maintain an effective control environment commensurate with its financial reporting requirements. Specifically, ChargePoint did not maintain a sufficient complement of personnel with an appropriate degree of accounting knowledge, experience and training to appropriately analyze, record and disclose accounting matters commensurate with its accounting and reporting requirements. This material weakness contributed to the following additional material weaknesses:
•ChargePoint did not design and maintain formal accounting policies, procedures and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including accounting for complex features associated with warrants, segregation of duties and adequate controls related to the preparation and review of journal entries
•ChargePoint did not design and maintain effective controls related to the valuation of acquired intangible assets, specifically controls over the review of the inputs and assumptions used in the valuation of the acquired assets.
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
•ChargePoint did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of its consolidated financial statements. Specifically, ChargePoint did not design and maintain (a) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (b) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to its financial applications and data to appropriate company personnel and (c) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements. The IT deficiencies did not result in any misstatements to the consolidated financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, ChargePoint’s management has determined these deficiencies in the aggregate constitute a material weakness.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended April 30, 2022, other than as described above, that have materially affected, or are reasonably likely to materially affect, ChargePoint’s internal control over financial reporting.

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
•Supply chain disruptions, component shortages, manufacturing interruptions or delays, or the failure to accurately forecast customer demand, could adversely affect ChargePoint’s ability to meet customer demand, lead to higher costs, and adversely effect ChargePoint’s business and results of operations. For example, supply chain challenges related to the COVID-19 pandemic, Russia’s invasion of the Ukraine and global chip shortages have impacted companies worldwide and may have adverse effects on ChargePoint’s suppliers and customers and, as a result, ChargePoint.
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
•Future sales of ChargePoint’s Common Stock in the public market, or the perception that such sales may occur, could reduce ChargePoint’s stock price, and any conversion of the 2027 Convertible Notes will, and any additional capital raised through the sale of equity or any future convertible securities ChargePoint may issue, could dilute existing stockholder’s ownership.
•ChargePoint may need to raise additional funds and these funds may not be available when needed or may not be available on terms that are favorable to ChargePoint.
•ChargePoint has incurred substantial indebtedness that may decrease its business flexibility, access to capital, and/or increase its borrowing costs, and ChargePoint may still incur substantially more debt, which may adversely affect its operations and financial results.
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
ChargePoint incurred a net loss of $132.2 million for the fiscal year ended January 31, 2022 and had net loss of $89.3 million for the three months ended April 30, 2022. As of April 30, 2022, ChargePoint had an accumulated deficit of $900.9 million. ChargePoint believes it will continue to incur significant operating expenses and net losses in future quarters for the near term. There can be no assurance that it will be able to maintain profitability in the future. ChargePoint’s potential profitability is particularly dependent upon the continued adoption of EVs by consumers and fleet operators, the widespread adoption of electric trucks, other vehicles and other electric transportation modalities, which are still in the very early stages of adoption and may not occur.
ChargePoint has experienced rapid growth and expects to invest in growth for the foreseeable future. If it fails to manage growth effectively, its business, operating results and financial condition could be adversely affected.
ChargePoint has experienced rapid growth in recent periods. For example, the number of employees has grown from 834 as of January 31, 2021 to 1,436 as of January 31, 2022 and to 1,588 as of April 30, 2022. The growth and expansion of its business has placed and continues to place a significant strain on management, operations, financial infrastructure and corporate culture. In the event of further growth, ChargePoint’s information technology systems and ChargePoint’s internal control over financial reporting and procedures may not be adequate to support its operations and may introduce opportunities for data security incidents that may interrupt business operations and permit bad actors to obtain unauthorized access to business information or misappropriate funds. ChargePoint may also face risks to the extent such bad actors infiltrate the information technology infrastructure of its contractors.
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
Further, ChargePoint’s current or potential competitors may be acquired by third-parties with greater available resources. In addition, certain of ChargePoint’s competitors are engaging in or have completed transactions to become a publicly traded company and may have ready access to the capital markets for additional funding. As a result, competitors may be able to respond more quickly and effectively than ChargePoint to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, competitors may in the future establish cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace. This competition may also materialize in the form of costly intellectual property disputes or litigation.
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
The pandemic has resulted in government authorities implementing numerous measures to try to contain the COVID-19 virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders and business shutdowns. For example, China has adopted and continues to rely upon a “zero-COVID” policy pursuant to which it has declared a number of total and partial lockdowns in cities throughout China adversely affecting supply chains worldwide. While these measures may be relaxed or revised in some areas, there is no guarantee these measures will not be reinstated or resumed due to additional variants of COVID-19 or the inability or ineffectiveness of public health measures to limit the further spread of COVID-19. These measures may adversely impact ChargePoint’s employees and operations and the operations of its customers, suppliers, vendors and business partners, and may negatively impact demand for EV charging stations, particularly at workplaces and supplies of components necessary for the manufacture of charging stations. These measures by government authorities, or the risks that the measures may be reinstated or resumed, may remain in place for a significant period of time and may adversely affect ChargePoint’s manufacturing and building plans, sales and marketing activities, business and results of operations.
During 2020, 2021, and through April 2022, ChargePoint modified its business practices by recommending that all non-essential personnel work from home and cancelling or reducing physical participation in sales activities, meetings, events and conferences. ChargePoint also implemented additional safety protocols for workers and cost cutting measures to reduce operating costs. ChargePoint may take further actions as may be required by government authorities or that it determines are in the best interests of its employees, customers, suppliers, vendors and business partners, including acting to lift or re-impose initiatives. There is no certainty that such actions will be sufficient to mitigate the risks posed by the COVID-19 pandemic or otherwise be satisfactory to government authorities. If significant portions of ChargePoint’s workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, its operations will be negatively impacted. Furthermore, if significant portions of ChargePoint’s customers’ or potential customers’ workforces are subject to stay-at-home orders or otherwise have substantial numbers of their employees working remotely for sustained periods of time, user demand for charging stations and services will decline. In addition, measures imposed by governments, may adversely impact ChargePoint’s employees and operations and the operations of its customers, suppliers, vendors and business partners, and may negatively impact demand for EV charging stations, particularly at workplaces.
As stated above, non-essential ChargePoint personnel have been working from home since early 2020 in light of the COVID-19 pandemic. In May 2022, ChargePoint commenced a “return-to-office” plan, which includes shifting to a hybrid model where employees have the flexibility to work from home or from the office. A hybrid work model may create challenges, including challenges maintaining ChargePoint’s corporate culture, increasing attrition or limiting ChargePoint’s ability to attract employees if individuals prefer to continue working full time at home, or if there are instances of COVID-19 infections at the office. Future challenges related to ChargePoint’s “return-to-office” plans, hybrid work model or workplace practices could lead to attrition and difficulty attracting high-quality employees.
The effect of the COVID-19 pandemic on ChargePoint’s business, prospects and results of operations will depend on the direction and duration of current global trends and their sustained impact. Difficult macroeconomic conditions, such as decreases in direct federal economic support, such as the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), increased inflation, increased and prolonged unemployment or a decline in consumer confidence as a result of the COVID-19 pandemic, as well as reduced spending by businesses, could have a material adverse effect on the demand for ChargePoint’s products and services. The effect of the COVID-19 pandemic can also vary over time and across the geographies in which ChargePoint operates. For example, variations in “work-from-home” or “return-to-office” policies can cause fluctuations in revenues, and ChargePoint believes that people have not yet fully returned back to offices. The conditions caused by the COVID-19 pandemic, such as more permanent work-from-home policies, are likely to continue affecting the rate of global infrastructure spending, and thus to continue to adversely impact ChargePoint’s gross margins as ChargePoint’s commercial business contributes higher margins than its residential and fleet businesses. Even after the COVID-19 pandemic has subsided, ChargePoint may continue to experience an adverse impact to its business as a result of its global economic impact, including any recession that has occurred or may occur in the future.
Supply chain disruptions, component shortages, manufacturing interruptions or delays, or the failure to accurately forecast customer demand, could adversely affect ChargePoint’s ability to meet customer demand, lead to higher costs, and adversely affect ChargePoint’s business and results of operations. For example, supply chain challenges related to the COVID-19 pandemic, Russia’s invasion of the Ukraine and global chip shortages have impacted companies worldwide and may have adverse effects on ChargePoint suppliers and customers and, as a result, ChargePoint.
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
Disruptions in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, such as prolonged port congestion and intermittent supplier shutdowns and delays, exacerbated by the COVID-19 pandemic have resulted in additional costs and, to a lesser extent, component shortages, and have led to fluctuations in EV sales in markets around the world. Increased demand for personal electronics and trade restrictions that affect raw materials have contributed to a shortfall of semiconductor chips, which has caused additional supply challenges both within and outside of ChargePoint’s industry. Ongoing supply chain challenges, component shortages and heightened logistics costs have adversely affected ChargePoint’s gross margins in recent quarters and ChargePoint expects that gross margins will continue to be adversely affected by increased material costs and freight and logistic expenses for the foreseeable future. Costs incurred to expedite delivery of components and replacement parts used in charging stations or in providing installation or maintenance services or to proactively increase inventory could cause ChargePoint to raise its prices, impose surcharges or other fees or refuse to negotiate discounts. Further, any sustained downturn in demand for EVs would also harm ChargePoint’s business.
ChargePoint may also experience significant interruptions of its manufacturing operations, delays in its ability to deliver products, or increased costs as a result of:
•the failure or inability to accurately forecast demand and obtain sufficient quantities of quality raw materials or replacement parts on a cost-effective basis;
•volatility in the availability and cost of materials or services, including rising prices due to inflation;
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
As more fully discussed in the risk factor “Risks Related to ChargePoint’s Business - ChargePoint faces risks related to health pandemics, including the COVID-19 pandemic, which could have a material and adverse effect on its business and results of operations”, the ongoing COVID-19 pandemic and measures taken in response by governments and businesses worldwide to contain its spread, including quarantines, facility closures, travel and logistics restrictions, border controls, and shelter in place or stay at home and social distancing orders, have adversely impacted and may continue to adversely impact ChargePoint’s supply chain, manufacturing, logistics, workforce and operations, as well as the operations of its customers and suppliers globally. In addition, while ChargePoint has not yet experienced a direct impact to its supply chain due to the conflict between Russia and the Ukraine, ChargePoint may experience an impact in the future due to increased fuel and shipping costs, limited supply of components or replacement parts used by ChargePoint in its manufacturing process, or the automotive industry in general, and delays caused by changes to global shipping routes and logistics. Such adverse impacts on ChargePoint’s supply chain could limit its ability to manufacture and sell its products on a timely and cost-effective basis and adversely affect its gross margins, which could materially adversely affect ChargePoint’s business and results of operations.
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
As the demand for EV charging increases, ChargePoint’s suppliers and manufacturers may not be able to dedicate sufficient supply chain, production or sales channel capacity to keep up with the required pace of charging infrastructure expansion. By relying on contract manufacturing, ChargePoint is dependent upon the manufacturer, whose interests may be different from ChargePoint’s. For example, ChargePoint’s suppliers and manufacturers may have other customers with demand for the same components or manufacturing services and may allocate their resources based on the supplier’s or manufacturer’s interests or needs to maximize their revenue or relationships with other customers rather than ChargePoint’s interest. As a result, ChargePoint may not be able to assure itself that it will have sufficient control over the supply of key components, inventory or finished goods in a timely manner or with acceptable cost and expense, which may adversely affect ChargePoint’s revenue, cost of goods and gross margins.
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
Competition for employees can be intense, particularly in Silicon Valley where ChargePoint is headquartered, and the ability to attract, hire and retain them depends on ChargePoint’s ability to provide competitive compensation. In addition, job market dynamics have been impacted by the “great resignation,” with a significant number of people leaving the workforce, and future challenges related to ChargePoint’s “return to office” plans, hybrid work model or workplace practices could lead to attrition and difficulty attracting high-quality employees. ChargePoint may not be able to attract, assimilate, develop or retain qualified personnel in the future, and failure to do so could adversely affect its business, including the execution of its global business strategy.
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
ChargePoint believes there are seasonal factors that may cause ChargePoint to record higher revenue in some quarters compared with others. A significant share of ChargePoint’s annual revenues are typically generated in the fourth fiscal quarter, which coincides with customers with a December 31 year-end choosing to spend remaining unused portions of their budgets. ChargePoint’s revenues have historically been lower in its first fiscal quarter than its preceding fourth quarter, due in part to unfavorable weather conditions which result in a decrease in construction activity during the winter months, periods of wet weather and times when other weather and climate conditions would impair construction activity. While ChargePoint believes it has visibility into the seasonality of its business, various factors, including difficult weather conditions (such as flooding, hurricanes, prolonged rain or periods of unseasonably cold or snowstorms) in any quarter, may materially and adversely affect its business, financial condition and results of operations.
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
•the change in an EV battery’s ability to hold a charge over time;
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
The U.S. federal government, foreign governments and some state and local governments provide incentives to end users and purchasers of EVs and EV charging stations in the form of rebates, tax credits and other financial incentives, such as payments for regulatory credits. The EV market relies on these governmental rebates, tax credits and other financial incentives to significantly lower the effective price of EVs and EV charging stations to customers. For example, the Infrastructure Investment and Jobs Act signed into law on November 15, 2021 would provide additional funding for EVs and EV charging infrastructure through the creation of new programs and grants and the expansion of existing programs, including $7.5 billion for EV charging along highway corridors. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy. In particular, ChargePoint has benefited from the availability of federal tax credits to purchasers under Section 30C of the Code to market its EV charging stations, which can effectively provide such purchasers with up to a 30% discount off the purchase price of ChargePoint’s EV charging stations. The credits under Section 30C of the Code were allowed to expire by Congress on December 31, 2021 and there can be no assurance that the credits under Section 30C of the Code will be extended or made retroactively effective under any other clean energy bill or incentive. Any other reduction in rebates, tax credits or other financial incentives for EV charging stations could materially reduce the demand for EVs and ChargePoint’s solutions and, as a result, may adversely impact ChargePoint’s business and expansion potential.

ChargePoint also derives other revenue as set forth on its condensed consolidated statements of operations from regulatory credits. If government support of these credits declines, ChargePoint’s ability to generate this other revenue in the future would be adversely affected. In years prior to fiscal year 2021, ChargePoint has derived a slight majority of its other revenue from regulatory credits. However, revenue from this source as a percentage of other and total revenue has declined in recent quarters and it may continue to decline over time. Further, the availability of such credits may decline even with general governmental support of the transition to EV infrastructure. For example, in September 2020, California Governor Gavin Newsom issued Executive Order N-79-20 (the “EO”), announcing a target for all in-state sales of new passenger cars and trucks to be zero-emission by 2035. While the EO calls for the support of EV infrastructure, the form of this support is unclear. If California or other jurisdictions choose to adopt regulatory mandates instead of establishing or continuing green energy credit regimes for EV infrastructure, ChargePoint’s revenue from these credits would be adversely impacted.
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
ChargePoint’s future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. ChargePoint plans to incur significant research and development costs in the future as part of its efforts to design, develop, manufacture and introduce new products and enhance existing products. ChargePoint’s research and development expenses were $48.3 million, $145.0 million, $75.0 million, and $69.5 million during the three months ended April 30, 2022, and during the fiscal years ended January 31, 2022, 2021 and 2020, respectively, and are likely to grow in the future. Further, ChargePoint’s research and development program may not produce successful results, and its new products may not achieve market acceptance, create additional revenue or become profitable.
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
Although ChargePoint has contractual protections, such as warranty disclaimers and limitation of liability provisions, in many of its agreements with customers, resellers and other business partners, such protections may not be uniformly implemented in all contracts and, where implemented, may not fully or effectively protect it from claims by customers, resellers, business partners or other third-parties. Any insurance coverage or indemnification obligations of suppliers may not adequately cover all such claims or cover only a portion of such claims. A successful product liability, warranty, or other similar claim could have an adverse effect on ChargePoint’s business, operating results and financial condition. In addition, even claims that ultimately are unsuccessful could result in expenditure of funds in litigation, divert management’s time and other resources and cause reputational harm.
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
In addition to providing direct customer support, ChargePoint also relies on channel partners in order to provide frontline support to some of its customers, including with respect to commissioning, maintenance, component part replacements and repairs of charging stations. If ChargePoint’s channel partners do not provide support to the satisfaction of ChargePoint’s customers, ChargePoint may be required to hire additional personnel and to invest in additional resources in order to provide an adequate level of support, generally at a higher cost than that associated with its channel partners, which may increase ChargePoint’s costs and expenses and adversely affect ChargePoint’s gross margins. There can be no assurance that ChargePoint will be able to hire sufficient support personnel as and when needed. To the extent that ChargePoint is unsuccessful in hiring, training, and retaining adequate support personnel, its ability to provide high-quality and timely support to its customers will be negatively impacted and its customers’ satisfaction with its Cloud Services and EV charging stations could be adversely affected. Any failure to maintain high-quality customer support, or a market perception that ChargePoint does not maintain high-quality customer support, could adversely affect ChargePoint’s reputation, business, results of operations, and financial condition, particularly with respect to its fleet customers (see also “Risks Related to ChargePoint’s Business - Supply chain disruptions, component shortages, manufacturing interruptions or delays, or the failure to accurately forecast customer demand, could adversely affect ChargePoint’s ability to meet customer demand, lead to higher costs, and adversely affect ChargePoint’s business and results of operations. For example, supply chain challenges related to the COVID-19 pandemic and global chip shortages have impacted companies worldwide and may have adverse effects on ChargePoint suppliers and, as a result, ChargePoint”).

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
•weaker than anticipated demand for charging stations, whether due to changes in government incentives and policies or due to other conditions such as decrease in demand or overall economic conditions;
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
ChargePoint performed an analysis to assess whether an “ownership change,” as defined by Section 382 of the Code, has occurred from its inception through January 31, 2021. Based on this analysis, ChargePoint has experienced “ownership changes,” limiting the utilization of the net operating loss carryforwards or research and development tax credit carryforwards under Section 382 of the Code by first multiplying the value of the ChargePoint’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then applying additional adjustments, as required. As a result of the ownership changes, approximately $17.1 million of Federal NOLs, $17.9 million of California NOLs, and $4.7 million of federal tax credits were determined to have to expired unutilized for income tax purposes. In addition, the Merger during fiscal year 2022 may constitute further ownership changes under Sections 382 and 383 of the Code and ChargePoint expects to complete a Section 382 analysis for changes during this period during its fiscal year ending January 31, 2023. ChargePoint’s net operating losses or credits may also be impaired under state law. Accordingly, ChargePoint may not be able to utilize a material portion of the net operating losses or credits. The ability of ChargePoint to utilize ChargePoint’s net operating losses or credits is conditioned upon ChargePoint attaining profitability and generating U.S. federal and state taxable income. ChargePoint has incurred significant net losses since inception and will continue to incur significant losses; and therefore, ChargePoint does not know whether or when the combined carryforwards may be or may become subject to limitation by Sections 382 and 383 of the Code.
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
ChargePoint faces increased legal, accounting, administrative and other costs and expenses as a public company that it did not incur as a private company. Sarbanes-Oxley, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Act and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements increases costs and make certain activities more time-consuming. A number of those requirements require it to carry out activities ChargePoint has not done previously and additional expenses associated with SEC reporting requirements will continue to be incurred. Furthermore, if any issues in complying with those requirements are identified, such as the material weakness as described in this Quarterly Report and the restatement of ChargePoint’s previously issued consolidated financial statements and related material weakness as described in this Risk Factors section, ChargePoint may be subject to additional costs and expenses to come into compliance (see also “Financial, Tax and Accounting-Related Risks—ChargePoint has identified material weaknesses in its internal control over financial reporting. If ChargePoint is unable to remediate these material weaknesses, or if ChargePoint identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting, this may result in material misstatements of ChargePoint’s consolidated financial statements or cause ChargePoint to fail to meet its periodic reporting obligations,” and “Risks Related to Legal Matters and Regulations—ChargePoint may face litigation and other risks as a result of the material weakness in its internal control over financial reporting and the restatement of its financial statements,” for more detail). ChargePoint has incurred and could incur additional costs to rectify those or new issues, and the existence of these issues could adversely affect its reputation or investor perceptions. In addition, as a public company, ChargePoint maintains director and officer liability insurance, for which it must pay substantial premiums. The additional reporting and other obligations imposed by these rules and regulations increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. Advocacy efforts by stockholders and third-parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
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
•In addition, ChargePoint did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of its consolidated financial statements. Specifically, ChargePoint did not design and maintain (a) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (b) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to its financial applications and data to appropriate company personnel and (c) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements. The IT deficiencies did not result in any misstatements to the consolidated financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, ChargePoint management has determined these deficiencies in the aggregate constitute a material weakness.
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
As a result of such material weakness, such restatement, the change in accounting for ChargePoint’s previously outstanding publicly-traded warrants (the “Public Warrants”) and private placement warrants issued to NGP Switchback, LLC, the sponsor of Switchback (“Private Placement Warrants”), and other matters raised or that may in the future be raised by the SEC, ChargePoint faces potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in its internal control over financial reporting and the preparation of its financial statements. As of the date of this Quarterly Report, ChargePoint has no knowledge of any such litigation or dispute. However, ChargePoint can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on its business, results of operations and financial condition. As of the date of this Quarterly Report, no Public Warrants and no Private Placement Warrants remained outstanding.
Risks Related to Ownership of ChargePoint’s Securities

Future sales of ChargePoint’s Common Stock in the public market, or the perception that such sales may occur, could reduce ChargePoint’s stock price, and any conversions of the 2027 Convertible Notes will, and any additional capital raised through the sale of equity or any future convertible securities ChargePoint may issue, could dilute existing stockholder’s ownership.

ChargePoint may raise additional capital through the issuance of equity or debt securities in the future. In that event, the ownership of existing ChargePoint stockholders would be diluted and the value of the stockholders' equity in Common Stock could be reduced. If ChargePoint raised more equity capital from the sale of Common Stock, institutional or other investors may negotiate terms more favorable than the current prices of ChargePoint’s Common Stock. If ChargePoint issues debt securities, the holders of the debt would have a claim to ChargePoint assets that would be prior to the rights of stockholders until the debt is repaid. Interest on these debt securities would increase costs and could negatively impact operating results. In April 2022, ChargePoint issued the 2027 Convertible Notes. The 2027 Convertible Notes may decrease ChargePoint’s business flexibility and access to capital, require a significant amount of cash to service, dilute the ownership interest of existing stockholders and otherwise depress the price of its Common Stock, and delay or hinder an otherwise beneficial takeover of the Company. In accordance with Delaware law and the provisions of ChargePoint’s Second Amended and Restated Certificate of Incorporation (the “Second A&R Charter”) ChargePoint may issue preferred stock that ranks senior in right of dividends, liquidation or voting to its Common Stock. The issuance by ChargePoint of such preferred stock may (a) reduce or eliminate the amount of cash available for payment of dividends to other holders of ChargePoint Common Stock, (b) diminish the relative voting strength of the total shares of Common Stock outstanding as a class, or (c) subordinate the claims of ChargePoint holders of Common Stock to ChargePoint assets in the event of a liquidation. ChargePoint cannot predict the size of future issuances of its Common Stock or any additional issuances of securities convertible into Common Stock or the effect, if any, that future issuances and sales of shares of its Common Stock will have on the market price of its Common Stock. Sales of substantial amounts of ChargePoint Common Stock (including any shares issued upon the conversion of the 2027 Convertible Notes, or in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of ChargePoint Common Stock.

ChargePoint may need to raise additional funds and these funds may not be available when needed or may not be available on terms that are favorable to ChargePoint .

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

ChargePoint has incurred substantial indebtedness that may decrease its business flexibility, access to capital, and/or increase its borrowing costs, and ChargePoint may still incur substantially more debt, which may adversely affect its operations and financial results.

In April 2022, ChargePoint issued the 2027 Convertible Notes. The indenture for the 2027 Convertible Notes includes a restrictive covenant that, subject to specified exceptions, limits the ability of the Company and its subsidiaries to incur secured debt in excess of $750.0 million. In addition, the Indenture includes customary terms and covenants, including certain events of default after which the holders may accelerate the maturity of the 2027 Convertible Notes and become due and payable immediately. As a result of these and other terms in the indenture, ChargePoint’s indebtedness may:

•limit ChargePoint’s ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;

•limit ChargePoint’s ability to use its cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;

•require ChargePoint to use a substantial portion of its cash flow from operations to make debt service payments;

•limit ChargePoint’s flexibility to plan for, or react to, changes in its business and industry;

•place ChargePoint at a competitive disadvantage compared to its less leveraged competitors; and

•increase ChargePoint’s vulnerability to the impact of adverse economic and industry conditions.

Further, the indenture governing the 2027 Convertible Notes does not restrict ChargePoint’s ability to incur additional indebtedness other than secured debt, and as a result it and its subsidiaries may incur substantial additional indebtedness in the future.

Servicing the 2027 Convertible Note obligations will require a significant amount of cash. ChargePoint may not have sufficient cash flow from its business to pay its outstanding debt, and ChargePoint may not have the ability to raise the funds necessary to settle conversions of the 2027 Convertible Notes in cash or to repurchase the 2027 Convertible Notes upon a fundamental change, which could adversely affect its business and results of operations.

ChargePoint’s ability to make scheduled payments of the principal of, to pay interest on, or to refinance its indebtedness, including the amounts payable under the 2027 Convertible Notes, depends on its future performance, which is subject to economic, financial, competitive, and other factors beyond its control. ChargePoint’s business may not generate cash flow from operations in the future sufficient to service its indebtedness and make necessary capital expenditures. Interest on the 2027 Convertible Notes is payable semi-annually in arrears on April 1 and October 1, commencing on October 1, 2022, and the 2027 Convertible Notes will mature on April 1, 2027, unless redeemed, repurchased or converted in accordance with their terms prior to such date. While ChargePoint can elect to make any interest payment in cash, paid in kind through an increase in the principal amount of the 2027 Convertible Notes, referred to as PIK Interest, or any combination thereof, to the extent ChargePoint elects PIK Interest, the 2027 Convertible Notes bear interest at a rate of 5.00% per annum, compared to 3.50% per annum to the extent paid in cash. If ChargePoint is unable to generate sufficient cash flow to pay the principal and/or interest on its indebtedness, ChargePoint’s flexibility in how it pays interest on the 2027 Convertible Notes may be limited and it may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive, to pay its outstanding indebtedness. ChargePoint’s ability to refinance its indebtedness will depend on the capital markets and its financial condition at such time. For example, interest rate increases and/or other monetary policy changes, could ultimately result in higher short-term and/or long-term interest rates and could otherwise impact the general availability of credit. Higher prevailing interest rates and/or a tightening supply of credit would adversely affect the terms upon which ChargePoint would be able to refinance its indebtedness, if at all. As a result, ChargePoint may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on its debt obligations.

In the event of a fundamental change or a change in control transaction (each such term as defined in the indenture governing the 2027 Convertible Notes), holders of the 2027 Convertible Notes will have the right to require ChargePoint to repurchase all or a portion of their 2027 Convertible Notes at a price equal to 100% of the capitalized principal amount of 2027 Convertible Notes, in the case of a fundamental change, or 125% of the capitalized principal amount of 2027 Convertible Notes, in the case of change in control transactions, in each case plus any accrued and unpaid interest to, but excluding, the repurchase date. This feature of the 2027 Convertible Notes could have the effect of delaying or preventing a change of control of the Company, whether or not it is desired by, or beneficial to, ChargePoint’s stockholders, and may result in the acquisition of ChargePoint on terms less favorable to its stockholders than it would otherwise be, or could require ChargePoint to pay a portion of the consideration available in such a transaction to holders of the 2027 Convertible Notes. In addition, upon conversion of the 2027 Convertible Notes, unless ChargePoint elects to deliver solely shares of its Common Stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), ChargePoint will be required to make cash payments in respect of the 2027 Convertible Notes being converted. However, ChargePoint may not have enough available cash, or be able to obtain sufficient financing, at the time it is required to pay cash with respect to 2027 Convertible Notes being converted.

The conditional conversion feature of the 2027 Convertible Notes, when triggered, may adversely affect ChargePoint’s financial condition and operating results. In addition, any such conversion of the 2027 Convertible Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their 2027 Convertible Notes, or may otherwise depress ChargePoint’s stock price.

Prior to the close of business on the business day immediately preceding January 1, 2027, the 2027 Convertible Notes will be convertible subject to the satisfaction of certain conditions set forth in the indenture for such 2027 Convertible Notes. On or after January 1, 2027, holders of the 2027 Convertible Notes will have the right to convert all or a portion of their 2027 Convertible Notes at any time prior to close of business on the second scheduled trading day immediately preceding the maturity date. Once any such conditional conversion feature of the 2027 Convertible Notes is triggered, holders of the 2027 Convertible Notes will be entitled to convert their 2027 Convertible Notes at any time during the specified periods at their option. If one or more holders elect to convert their 2027 Convertible Notes, unless ChargePoint elects to satisfy its conversion obligation by delivering solely shares of its Common Stock (other than paying cash in lieu of delivering any fractional share), ChargePoint would be required to settle a portion or all of its conversion obligation in cash, which could adversely affect its liquidity.

In addition, the conversion of some or all of the 2027 Convertible Notes will dilute the ownership interests of existing stockholders to the extent ChargePoint delivers shares of Common Stock upon such conversion. Any sales in the public market of ChargePoint Common Stock issuable upon such conversion could adversely affect prevailing market prices of ChargePoint Common Stock. In addition, the existence of the 2027 Convertible Notes may encourage short selling by market participants because the conversion of the 2027 Convertible Notes could be used to satisfy short positions, or anticipated conversion of the 2027 Convertible Notes into shares of ChargePoint’s Common Stock could depress ChargePoint’s stock price.

The accounting method for convertible debt securities that may be settled in cash, such as the 2027 Convertible Notes, could have a material effect on ChargePoint’s reported financial results.

The accounting method for reflecting the 2027 Convertible Notes on ChargePoint’s balance sheet, accruing interest expense for the 2027 Convertible Notes, and reflecting the underlying shares of its Common Stock in ChargePoint’s reported diluted earnings per share may adversely affect its reported earnings and financial condition.

ChargePoint expects that, under applicable accounting principles, the initial liability carrying amount of the 2027 Convertible Notes will be the fair value of a similar debt instrument that does not have a conversion feature, valued using its cost of capital for straight, unconvertible debt. ChargePoint has reflected the difference between the net proceeds from the sale of the 2027 Convertible Notes and the initial carrying amount as a debt discount for accounting purposes, which is amortized into interest expense over the term of the 2027 Convertible Notes. As a result of this amortization, the interest expense to be recognized for the 2027 Convertible Notes for accounting purposes will be greater than the cash interest payments ChargePoint may pay on the 2027 Convertible Notes, were it to elect to pay interest in cash, which results in lower reported net income. The lower reported income (or higher net loss) resulting from this accounting treatment could depress the trading price of ChargePoint’s Common Stock and the 2027 Convertible Notes. In addition, under Accounting Standards Update 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), diluted earnings per share is generally calculated assuming that all the 2027 Convertible Notes were converted solely into shares of Common Stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of this “if-converted “method may reduce ChargePoint’s reported diluted earnings per share.

Furthermore, if any of the conditions to the convertibility of the 2027 Convertible Notes is satisfied, then ChargePoint may be required under applicable accounting standards to reclassify the liability carrying value of the 2027 Convertible Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their 2027 Convertible Notes and could materially reduce ChargePoint’s reported working capital.
Concentration of ownership among ChargePoint’s existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of April 30, 2022, ChargePoint’s directors, executive officers and their affiliates in the aggregate beneficially own approximately 23.6% of the outstanding Common Stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of the certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
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
•changes in capital structure, including future issuances of securities or the incurrence of additional debt; and
•general economic, political and market conditions, including those resulting from the ongoing conflict between Russia and Ukraine and increased trade restrictions by governmental and private entities.
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
Sales of a substantial number of shares of ChargePoint’s Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of ChargePoint’s Common Stock. For instance, in connection with the closing of the Merger, ChargePoint and the holders of registration rights in Switchback and Legacy ChargePoint entered into an amended and restated Registration Rights Agreement (the “A&R Registration Rights Agreement” and such holders the “Registration Rights Holders”). In certain circumstances, the Registration Rights Holders can demand certain underwritten offerings and will be entitled to customary piggyback registration rights. Also, in connection with the consummation of the acquisition of has•to•be gmbh, ChargePoint entered into a registration rights agreement with the former shareholders of has•to•be providing for the filing of a resale registration statement as more completely described below.
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
As of April 30, 2022, no shares of ChargePoint’s Common Stock were prohibited or otherwise restricted from being sold in the public market under lock-up agreements. Shares issued upon the exercise of stock options outstanding under ChargePoint’s equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff, a registration statement on Form S-8 and Rule 144 and Rule 701 under the Securities Act.
Warrants are exercisable for ChargePoint’s Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to ChargePoint’s stockholders.
As of April 30, 2022, the warrants to purchase Legacy ChargePoint common stock (the “Legacy Warrants”) were exercisable for 35,524,021 shares of Common Stock. Any shares of ChargePoint’s Common Stock issued upon exercise of Legacy Warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of ChargePoint’s Common Stock.
The Private Placement Warrants are accounted for as a warrant liability and recorded at fair value with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of ChargePoint’s Common Stock.
Under U.S. GAAP, ChargePoint is required to evaluate the Private Placement Warrants to determine whether they should be accounted for as a warrant liability or as equity. As of the date of this Quarterly Report, no Public Warrants or Private Placement Warrants remained outstanding, however, for its accounting for periods ending before April 30, 2022, ChargePoint has concluded that the Private Placement Warrants contain provisions requiring liability classification. Therefore, ChargePoint is accounting for the Private Placement Warrants as a warrant liability at fair value upon issuance through the exercise and redemption of the last Private Placement Warrants in February 2022 and recorded changes in fair value as of the end of each reporting period.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
Issuance of 2027 Convertible Notes
On April 12, 2022, the Company sold approximately $300.0 million in aggregate principal amount of 2027 Convertible Notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act. The Company sold the 2027 Convertible Notes in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The Company intends to use the net proceeds from this sale for general corporate purposes.
Issuer Purchases of Equity Securities
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a)Exhibits:

Exhibit No.	Description
4.1
Indenture (including form of Note), dated April 12, 2022, by and among ChargePoint Holdings, Inc., ChargePoint, Inc. and Wilmington Trust National Association (incorporated by reference to Exhibit 4.1 to ChargePoint Holdings, Inc.’s Current Report on Form 8-K (File No. 001-39004), filed with the SEC on April 12, 2022).

10.1^*
Offer Letter between ChargePoint, Inc. and Eric Sidle, dated August 27, 2018 (incorporated by reference to Exhibit 10.16 to Switchback’s Registration Statement on Form S-4/A (File No. 333-249549), filed with the SEC on December 4, 2020.

10.2^*+	Offer Letter between ChargePoint, Inc. and Colleen Jansen, dated July 8, 2016.
10.3^*+	Offer Letter between ChargePoint, Inc. and Rex Jackson, dated November 19, 2021.
10.4
Investment Agreement, dated April 4, 2022, by and among ChargePoint Holdings, Inc., ChargePoint, Inc. and Antara Capital LP (incorporated by reference to Exhibit 10.1 to ChargePoint Holdings, Inc.’s Current Report on Form 8-K (File No. 001-39004), filed with the SEC on April 12, 2022).

10.5*+	ChargePoint Holdings, Inc. Compensation Program for Non-Employee Directors
31.1+	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2+	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
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

June 7, 2022

CHARGEPOINT HOLDINGS, INC.

	By:	/s/ Rex S. Jackson
	Name:	Rex S. Jackson
	Title:	Chief Financial Officer and Principal Financial Officer