Form 10-Q
period 2022-07-31
ChargePoint Holdings, Inc.
filed 2022-09-08
CIK 1777393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
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

The registrant had outstanding 339,867,655 shares of common stock as of August 31, 2022.

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
•supply chain disruptions, delays, component shortages and expense increases, including those contributed by the ongoing COVID-19 pandemic and conflict between Ukraine and Russia may adversely affect our sales, revenue and gross margins;
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
•ChargePoint’s ability to remediate its material weaknesses in internal control over financial reporting; and
•the possibility that ChargePoint may be adversely affected by other economic factors including macroeconomic conditions such as inflation, other business factors or other competitive factors.
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

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ChargePoint Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data, unaudited)

	July 31, 2022	January 31, 2022
Assets
Current assets:
Cash and cash equivalents	$187,662	$315,235
Restricted cash	400	400
Short-term investments	283,880	—
Accounts receivable, net of allowance of $6,731 as of July 31, 2022 and $5,584 as of January 31, 2022	109,922	75,939
Inventories	53,420	35,879
Prepaid expenses and other current assets	44,902	36,603
Total current assets	680,186	464,056
Property and equipment, net	36,699	34,593
Intangible assets, net	94,482	107,209
Operating lease right-of-use assets	22,571	25,535
Goodwill	205,580	218,484
Other assets	6,512	6,020
Total assets	$1,046,030	$855,897

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	45,145	27,576
Accrued and other current liabilities	110,096	84,328
Deferred revenue	83,529	77,142
Total current liabilities	238,770	189,046
Deferred revenue, noncurrent	84,052	69,666
Debt, noncurrent	294,334	—
Operating lease liabilities	22,727	25,370
Deferred tax liabilities	13,383	17,697
Other long-term liabilities	1,075	7,104
Total liabilities	654,341	308,883
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Common stock: $0.0001 par value; 1,000,000,000 shares authorized as of July 31, 2022 and January 31, 2022; 338,820,463 and 334,760,615 shares issued and outstanding as of July 31, 2022 and January 31, 2022, respectively	34	33
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of July 31, 2022 and January 31, 2022; 0 issued and outstanding as of July 31, 2022 and January 31, 2022	—	—
Additional paid-in capital	1,414,301	1,366,855
Accumulated other comprehensive loss	(29,025)	(8,219)
Accumulated deficit	(993,621)	(811,655)
Total stockholders’ equity	391,689	547,014
Total liabilities and stockholders’ equity	$1,046,030	$855,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Three Months Ended July 31		Six Months Ended July 31,
	2022	2021	2022	2021
Revenue
Networked charging systems	$84,148	$40,874	$143,699	$67,674
Subscriptions	20,244	12,082	37,890	22,906
Other	3,900	3,165	8,336	6,051
Total revenue	108,292	56,121	189,925	96,631
Cost of revenue
Networked charging systems	74,352	35,384	130,618	59,126
Subscriptions	13,278	7,830	23,905	13,470
Other	2,509	2,130	5,142	4,041
Total cost of revenue	90,139	45,344	159,665	76,637
Gross profit	18,153	10,777	30,260	19,994
Operating expenses
Research and development	51,804	40,410	100,105	65,784
Sales and marketing	33,873	21,923	66,460	37,897
General and administrative	22,846	22,732	43,893	37,199
Total operating expenses	108,523	85,065	210,458	140,880
Loss from operations	(90,370)	(74,288)	(180,198)	(120,886)
Interest income	1,460	25	1,566	47
Interest expense	(2,928)	—	(3,862)	(1,499)
Change in fair value of redeemable convertible preferred stock warrant liability	—	—	—	9,237
Change in fair value of common stock warrant liabilities	—	(10,421)	(24)	33,340
Change in fair value of contingent earnout liability	—	—	—	84,420
Transaction costs expensed	—	—	—	(7,031)
Other (expense) income, net	(1,254)	(189)	(1,702)	(174)
Net loss before income taxes	(93,092)	(84,873)	(184,220)	(2,546)
Provision for (benefit from) income taxes	(392)	65	(2,254)	103
Net loss	$(92,700)	$(84,938)	$(181,966)	$(2,649)
Cumulative dividends on redeemable convertible preferred stock	—	—	—	(4,292)
Deemed dividends attributable to vested option holders	—	—	—	(51,855)
Deemed dividends attributable to common stock warrant holders	—	—	—	(110,635)
Net loss attributable to common stockholders - Basic	$(92,700)	$(84,938)	$(181,966)	$(169,431)
Gain attributable to earnout shares issued	—	—	—	(84,420)
Change in fair value of dilutive warrants	—	(7,427)	—	(53,540)
Net loss attributable to common stockholders - Diluted	$(92,700)	$(92,365)	$(181,966)	$(307,391)
Weighted average shares outstanding - Basic	336,813,555	312,227,526	335,736,772	266,197,482
Weighted average shares outstanding - Diluted	336,813,555	313,602,100	335,736,772	275,577,000
Net loss per share - Basic	$(0.28)	$(0.27)	$(0.54)	$(0.64)
Net loss per share - Diluted	$(0.28)	$(0.29)	$(0.54)	$(1.12)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, unaudited)

	Three Months Ended, July 31		Six Months Ended July 31,
	2022	2021	2022	2021
Net loss	$(92,700)	$(84,938)	$(181,966)	$(2,649)
Other comprehensive loss:
Foreign currency translation adjustment	(6,562)	(12)	(19,502)	(5)
Unrealized loss on short-term investments, net of tax	(1,303)	—	(1,303)	—
Other comprehensive loss	(7,865)	(12)	(20,805)	(5)
Comprehensive loss	$(100,565)	$(84,950)	$(202,771)	$(2,654)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
	(in thousands, except share data)
Balances as of January 31, 2022	334,760,615	$33	$1,366,855	$(8,219)	$(811,655)	$547,014
Issuance of common stock under stock plans, net of tax withholding	1,631,104	1	772	—	—	773
Issuance of common stock upon exercise of warrants	16,948	—	48	—	—	48
Issuance of common stock upon ESPP purchase	263,962	—	3,920	—	—	3,920
Vesting of early exercised stock options	—	—	17	—	—	17
Stock-based compensation	—	—	15,527	—	—	15,527
Net loss	—	—	—	—	(89,266)	(89,266)
Other comprehensive loss	—	—	—	(12,941)	—	(12,941)
Balances as of April 30, 2022	336,672,629	$34	$1,387,139	$(21,160)	$(900,921)	$465,092
Issuance of common stock under stock plans, net of tax withholding	2,147,834	—	728	—	—	728
Vesting of early exercised stock options	—	—	15	—	—	15
Stock-based compensation	—	—	26,419	—	—	26,419
Net loss	—	—	—	—	(92,700)	(92,700)
Other comprehensive loss	—	—	—	(7,865)	—	(7,865)
Balances as of July 31, 2022	338,820,463	$34	$1,414,301	$(29,025)	$(993,621)	$391,689

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) - (continued)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares(1)	Amount	Shares(1)	Amount
			(in thousands, except share data)
Balances as of January 31, 2021	182,934,257	$615,697	22,961,032	$2	$62,736	$155	$(679,414)	$(616,521)
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization, including impact of Series H-1 paid in kind dividend	(182,934,257)	(615,697)	194,060,336	20	615,677	—	—	615,697
Reclassification of Legacy ChargePoint preferred stock warrant liability upon the reserve capitalization	—	—	—	—	66,606	—	—	66,606
Issuance of common stock upon the reverse recapitalization, net of issuance costs	—	—	60,746,989	6	200,460	—	—	200,466
Issuance of common stock upon exercise of warrants	—	—	9,766,774	1	225,375	—	—	225,376
Contingent earnout liability recognized upon the closing of the reverse recapitalization	—	—	—	—	(828,180)	—	—	(828,180)
Issuance of earnout shares upon triggering events, net of tax withholding	—	—	17,539,657	2	488,303	—	—	488,305
Reclassification of remaining contingent earn-out liability upon triggering event	—	—	—	—	242,640	—	—	242,640
Vesting of early exercised stock options	—	—	—	—	78	—	—	78
Repurchase of early exercised common stock	—	—	(1,588)	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,577	—	—	7,577
Net loss	—	—	—	—	—	—	82,289	82,289
Other comprehensive income	—	—	—	—	—	7	—	7
Balances as of April 30, 2021	—	$—	305,073,200	$31	$1,081,272	$162	$(597,125)	$484,340
Issuance of common stock upon release of restricted stock units	—	—	652,901	—	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	4,378,568	—	113,608	—	—	113,608
Issuance of common stock upon exercise of vested stock options	—	—	3,292,219	—	1,761	—	—	1,761
Issuance of earnout shares upon triggering events, net of tax withholding	—	—	8,773,596	1,000	(8,081)	—	—	(8,080)
Vesting of early exercised stock options	—	—	—	—	40	—	—	40
Stock-based compensation	—	—	—	—	28,293	—	—	28,293
Net loss	—	—	—	—	—	—	(84,938)	(84,938)
Other comprehensive loss	—	—	—	—	—	(12)	—	(12)
Balances as of July 31, 2021	—	$—	322,170,484	$32	$1,216,893	$150	$(682,063)	$535,012

(1)The shares of the Company’s common and redeemable convertible preferred stock prior to the Merger (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 0.9966 established in the Merger as described in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended July 31,
	2022	2021
	(in thousands)
Cash flows from operating activities
Net loss	$(181,966)	$(2,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,476	5,576
Non-cash operating lease cost	2,451	1,963
Stock-based compensation	41,946	35,870
Amortization of deferred contract acquisition costs	1,118	829
Change in fair value of redeemable convertible preferred stock warrant liability	—	(9,237)
Change in fair value of common stock warrant liabilities	24	(33,340)
Change in fair value of contingent earnout liability	—	(84,420)
Transaction costs expensed	—	7,031
Other	4,991	1,236
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(36,178)	(7,657)
Inventories	(18,239)	5,620
Prepaid expenses and other assets	(9,964)	(9,325)
Operating lease liabilities	(2,465)	(953)
Accounts payable	14,907	9,293
Accrued and other liabilities	16,454	3,027
Deferred revenue	20,773	15,938
Net cash used in operating activities	(133,672)	(61,198)
Cash flows from investing activities
Purchases of property and equipment	(8,872)	(7,788)
Purchases of short-term investments	(284,835)	—
Cash paid for acquisitions, net of cash acquired	(2,756)	—
Net cash used in investing activities	(296,463)	(7,788)
Cash flows from financing activities
Proceeds from the exercise of warrants	—	117,598
Proceeds from issuance of debt, net of discount and issuance costs	293,972
Merger and PIPE financing	—	511,646
Payments of transaction costs related to Merger	—	(32,468)
Payment of tax withholding obligations on settlement of earnout shares	—	(20,894)
Repayment of borrowings	—	(36,051)
Proceeds from the issuance of common stock under employee equity plans, net of tax withholding	5,419	1,759
Change in driver funds and amounts due to customers	4,238	—
Net cash provided by financing activities	303,629	541,590
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,067)	(6)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(127,573)	472,598
Cash, cash equivalents, and restricted cash at beginning of period	315,635	145,891
Cash, cash equivalents, and restricted cash at end of period	$188,062	$618,489

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Cash Flows - (continued)
Six Months Ended July 31, 2022 and 2021
(unaudited)

	Six Months Ended July 31,
	2022	2021
	(in thousands)
Supplementary cash flow information
Cash paid for interest	$—	$344
Cash paid for taxes	$197	$115
Supplementary cash flow information on noncash investing and financing activities
Acquisitions of property and equipment included in accounts payable and accrued and other current liabilities	$910	$—
Vesting of early exercised stock options	$32	$—
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization	$—	$615,697
Reclassification of Legacy ChargePoint redeemable convertible preferred stock warrant liability upon the reverse capitalization	$—	$66,606
Contingent earnout liability recognized upon the closing of the reverse recapitalization	$—	$828,180
Reclassification of remaining contingent earnout liability upon triggering event	$—	$242,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.Description of Business and Basis of Presentation
ChargePoint Holdings, Inc. (“ChargePoint” or the “Company,” “it,” “its”) designs, develops and markets networked electric vehicle (“EV”) charging system infrastructure (“Networked Charging Systems”), connected through cloud-based services (“Cloud” or “Cloud Services”) which (i) enable charging system owners, or hosts, to manage their Networked Charging Systems, and (ii) enable drivers the ability to locate, reserve and authenticate Networked Charging Systems, and to transact EV charging sessions on those systems. ChargePoint’s Networked Charging Systems, subscriptions and other offerings provide an open platform that integrates with system hardware from ChargePoint and other manufacturers, connecting systems over an intelligent network that provides real-time information about charging sessions and full control, support and management of the Networked Charging Systems. This network also provides multiple web-based portals for charging system owners, fleet managers, drivers and utilities.
In addition, the Company offers a range of extended warranties (“Assure”), as well as its ChargePoint as a Service (“CPaaS”) program which bundles use of ChargePoint owned and operated systems with Cloud Services, Assure and other benefits into one subscription.
The Company’s fiscal year ends on January 31. References to fiscal year 2022 relate to the fiscal year ended January 31, 2022 and to fiscal year 2023 refer to the fiscal year ending January 31, 2023.
Basis of Presentation
The condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended January 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 4, 2022, which provides a more complete discussion of the Company’s accounting policies and certain other information. The information as of January 31, 2022, included on the condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position as of July 31, 2022, and the results of operations for the three and six months ended July 31, 2022 and 2021, and cash flows for the six months ended July 31, 2022 and 2021. The results of operations for the three and six ended July 31, 2022, are not necessarily indicative of the results that may be expected for the year ending January 31, 2023.
The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has been engaged in developing and marketing its product offerings, raising capital and recruiting personnel. The Company’s operating plan may change as a result of many factors currently unknown and there can be no assurance that the current operating plan will be achieved at the levels or in the time frame anticipated by the Company, and it may need to seek additional funds sooner than planned. If adequate funds are not available to the Company on a timely basis, it may be required to delay, limit, reduce, or terminate certain commercial efforts, or to pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of the Company’s stockholders. The Company has incurred net operating losses and negative cash flows from operations every year since inception and expects this to continue for the foreseeable future. As of July 31, 2022, the Company had an accumulated deficit of $993.6 million.
The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock, convertible notes, exercise proceeds from options and warrants, borrowings under loan facilities, customer payments and proceeds from the Reverse Recapitalization (as defined below). The Company had cash, short-term investments and restricted cash of $471.9 million as of July 31, 2022. As of September 8, 2022, the date on which these condensed consolidated financial

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
statements were issued, the Company believes that its cash on hand, together with cash generated from sales to customers, will satisfy its working capital and capital requirements for at least the next twelve months.
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
Reverse Recapitalization
On February 26, 2021, Lightning Merger Sub Inc., a wholly-owned subsidiary of Switchback Energy Acquisition Corporation (“Switchback”), merged with ChargePoint, Inc. (“Legacy ChargePoint”), with Legacy ChargePoint surviving as a wholly-owned subsidiary of Switchback (the “Merger”). As a result of the Merger, Switchback was renamed “ChargePoint Holdings, Inc.” Immediately prior to the closing of the Merger (the “Closing”), Legacy ChargePoint’s outstanding series of redeemable convertible preferred stock were converted to Legacy ChargePoint common stock, which then converted to the Company’s common stock (“Common Stock”).
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
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results and outcomes could differ significantly from the Company’s estimates, judgments and assumptions. Significant estimates include determining standalone selling price for performance obligations in contracts with customers, the estimated expected benefit period for deferred contract acquisition costs, allowances for credit losses, inventory reserves, loss on purchase commitment, the useful lives of long-lived assets, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation of redeemable convertible preferred stock warrants and Common Stock warrants, including Common Stock Warrants as a result of the Merger, contingent earnout liability, valuation of acquired goodwill and intangible assets, the value of Common Stock and other assumptions used to measure stock-based compensation, and the valuation of deferred income tax assets and uncertain tax positions. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.

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
Concentration of credit risk with respect to trade accounts receivable is considered to be limited due to the diversity of the Company’s customer base and geographic sales areas. As of July 31, 2022, one customer individually accounted for 15% of accounts receivable, net. As of January 31, 2022, no customer individually accounted for 10% or more of accounts receivable, net. For the three months ended July 31, 2022, one customer accounted for 13% of total revenue. For the three months ended July 31, 2021, there were no customers that represented 10% or more of total revenue. For the six months ended July 31, 2022 and 2021, there were no customers that represented 10% or more of total revenue.
The Company’s revenue is concentrated in the infrastructure needed for charging EVs, an industry which is highly competitive and rapidly changing. Significant technological changes within the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect the Company’s business, operating results and financial condition.
Supply chain disruptions and COVID-19
In March 2020, the World Health Organization characterized COVID-19 as a pandemic. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 has disrupted the Company’s supply chain and heightened its freight and logistic costs, and has similarly disrupted manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, which has led to fluctuations in EV sales in markets around the world. These ongoing supply chain challenges and heightened logistic costs decreased gross margins in the three and six months ended July 31, 2022, and the Company expects that gross margins will continue to be adversely affected by increased material costs and freight and logistic expenses through the remainder of the fiscal year ending January 31, 2023.
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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Restricted cash of $0.4 million as of July 31, 2022 and January 31, 2022 relates to cash deposits restricted under letters of credit issued in support of trade agreements.
The reconciliation of cash, cash equivalents, and restricted cash to amounts presented in the consolidated statements of cash flows were as follows:

	July 31, 2022	January 31, 2022
	(in thousands)
Cash and cash equivalents	$187,662	$315,235
Restricted cash	400	400
Total cash, cash equivalents, and restricted cash	$188,062	$315,635
Short Term Investments
The Company's portfolio of marketable debt securities is comprised solely of U.S. government securities with maturities of more than three months, but less than one year. The Company classifies these as available-for-sale at purchase date and will reevaluate such designation at each period end date. The Company may sell these marketable debt securities prior to their stated maturities depending upon changing liquidity requirements.
These debt securities are classified as current assets in the condensed consolidated balance sheet and recorded at fair value, with unrealized gains or losses included in accumulated other comprehensive income (loss) and as a component of the condensed consolidated statements of comprehensive loss.
Gains and losses are recognized when realized. Gains and losses are determined using the specific identification method and are reported in other income (expense), net in the condensed consolidated statements of operations.
An impairment loss may be recognized when the decline in fair value of the debt securities is determined to be other-than-temporary. The Company evaluates its investments for other-than-temporary declines in fair value below the cost basis each quarter, or whenever events or changes in circumstances indicate that the cost basis of the short-term investments may not be recoverable. The evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis, as well as adverse conditions related specifically to the security such as any changes to the credit rating of the security and the intent to sell or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. Credit-related impairment losses, not to exceed the amount that fair value is

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
less than the amortized cost basis, are recognized through an allowance for credit losses with changes in the allowance for credit losses recorded in other income (expense), net in the condensed consolidated statements of operations.
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
Remaining Performance Obligations
Remaining performance obligations represents the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancellable contracted amounts that will be invoiced and recognized as revenue in future periods. The Company’s Assure, Cloud and CPaaS subscription terms typically range from one to five years and are paid up-front. Revenue expected to be recognized from remaining performance obligations was $188.0 million as of July 31, 2022, of which 47% is expected to be recognized over the next twelve months.
Deferred Revenue
Deferred revenue represents billings or payments received in advance of revenue recognition and is recognized in revenue upon transfer of control. Balances consist primarily of Cloud and Assure services not yet rendered as of the balance sheet date. Contract assets, which represent services provided or products transferred to customers in advance of the date the Company has a right to invoice, are netted against deferred revenue on a customer-by-customer basis. Current deferred revenue represents deferred revenue that will be recognized within twelve months, and non-current is deferred revenue that will be recognized beyond that twelve-month period. Total deferred revenue was $167.6 million and $146.8 million as of July 31, 2022 and January 31, 2022, respectively. The Company recognized $14.7 million and $7.7 million of revenue during the three months ended July 31, 2022 and 2021, and $37.4 million and $22.9 million of revenue during the six months ended July 31, 2022 and 2021, respectively, that was included in the deferred revenue balance at the beginning of the period.
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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Recently Issued Accounting Standards Adopted
In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40),” which modifies and simplifies accounting for convertible instruments. The new guidance eliminates certain separation models that require separating embedded conversion features from convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. The guidance will be effective for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than for fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 on February 1, 2022 and the amendment in this guidance was applied to the convertible note the Company issued in April 2022 (see Note 8, Debt). There were no financial instrument outstanding as of the beginning of the fiscal year 2023 that requires the Company to apply modified retrospective approach.
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
3.Business Combinations
ViriCiti B.V.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The acquisition of HTB was considered a business combination and was accounted for under the acquisition method of accounting. The total purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date, and the excess was recorded as goodwill. The total purchase price was allocated to $159.0 million of goodwill, $78.7 million of customer relationship intangible assets, $12.7 million of developed technology intangible assets, and net assets of $2.9 million acquired, and deferred tax liabilities of $18.3 million were assumed. Goodwill is not deductible for tax purposes.
There were no measurement period adjustments for the three and six months ended July 31, 2022, and the Company does not expect any other remeasurement adjustment going forward.
4.Goodwill and Intangible Assets
Goodwill
The following table summarizes the changes in carrying amounts of goodwill (in thousands):

Balance as of January 31, 2022	$218,484
Foreign exchange fluctuations	(12,904)
Balance as of July 31, 2022	$205,580
There was no impairment recognized for the three and six months ended July 31, 2022 and 2021.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents the details of intangible assets (amounts in thousands, useful lives in years):

	July 31, 2022
	Cost (1)	Accumulated Amortization (1)	Net (1)	Useful Life
Customer Relationships	$86,713	$(7,357)	$79,356	10
Developed Technology	17,705	(2,579)	15,126	6
	$104,418	$(9,936)	$94,482
_______________
(1) Values are translated into U.S. Dollars at period-end foreign exchange rates.

	January 31, 2022
	Cost (1)	Accumulated Amortization (1)	Net (1)	Useful Life
Customer Relationships	$93,065	$(3,223)	$89,842	10
Developed Technology	18,731	(1,364)	17,367	6
	$111,796	$(4,587)	$107,209
_______________
(1) Values are translated into U.S. Dollars at period-end foreign exchange rates.
Amortization expense for customer relationships and developed technology is shown as sales and marketing and cost of revenue, respectively, in the consolidated statement of operations. The acquired intangible assets and goodwill are subject to impairment review at least annually on December 31st.
Acquisition-related intangible assets included in the above table are finite-lived and are carried at cost less accumulated amortization. Intangible assets are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized. Amortization expense was $3.0 million and $5.8 million for the three and six months ended July 31, 2022, respectively. There was no amortization expense for the three and six months ended July 31, 2021.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5.Fair Value Measurements
The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

	Fair Value Measured as of July 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds	$75,954	$—	$—	$75,954
U.S. Treasury securities	—	283,880	—	283,880
Total financial assets	$75,954	$283,880	$—	$359,834
Liabilities
Contingent earnout liability recognized upon acquisition of ViriCiti (ViriCiti Earnout)	—	—	5,488	5,488
Total financial liabilities	$—	$—	$5,488	$5,488

	Fair Value Measured as of January 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds	$254,716	$—	$—	$254,716
Total financial assets	$254,716	$—	$—	$254,716
Liabilities
Common stock warrant liabilities (Private Placement)	$—	$—	$25	$25
Contingent earnout liability recognized upon acquisition of ViriCiti (ViriCiti Earnout)	—	—	5,993	5,993
Total financial liabilities	$—	$—	$6,018	$6,018
The money market funds were classified as cash and cash equivalents on the condensed consolidated balance sheets. The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of July 31, 2022 and January 31, 2022. Realized gains and losses, net of tax, were not material for any of the periods presented. Short-term investments, consisting of U.S. treasury securities, were classified as available-for-sale on purchase date and recorded at fair value on the condensed consolidated balance sheets (See Note 6, Short-Term Investments).
As of July 31, 2022 and January 31, 2022, the Company had no investments with a contractual maturity of greater than one year.
The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments:

	Private placement warrant liability	ViriCiti Earnout liability
	(in thousands)
Fair value as of January 31, 2022	$(25)	$(5,993)
Change in fair value included in other income (expense), net	(23)	—
Effect of foreign currency translation	—	505
Reclassification of warrants to stockholders’ equity (deficit) due to exercise	48	—
Fair value as of July 31, 2022	$—	$(5,488)

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Redeemable convertible preferred stock warrant liability	Private placement warrant liability	Earnout liability
	(in thousands)
Fair value as of January 31, 2021	$(75,843)	$—	$—
Private placement warrant liability acquired as part of the merger	—	(127,888)	—
Contingent earnout liability recognized upon the closing of the reverse recapitalization	—	—	(828,180)
Change in fair value included in other income (expense), net	9,237	49,264	84,420
Reclassification of warrants to stockholders’ equity (deficit) due to exercise	—	51,756	—
Reclassification of Legacy ChargePoint preferred stock warrant liability upon the reverse capitalization	66,606	—	—
Issuance of earnout shares upon triggering events	—	—	501,120
Reclassification of remaining contingent earnout liability upon triggering event	—	—	242,640
Fair value as of July 31, 2021	$—	$(26,868)	$—
Private Placement Liability
The fair values of the private placement warrant liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The significant unobservable inputs used in the fair value measurements of the private placement warrant liability include the expected volatility and dividend yield. In determining the fair value of the private placement warrant liability, the Company used the Binomial Lattice Model (“BLM”) that assumes optimal exercise of the Company's redemption option at the earliest possible date (see Note 11, Stock Warrants and Earnout).
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
During the three months ended July 31, 2022, the Company did not revalue the ViriCiti Earnout liability as updated revenue expectations for the earnout period through January 2023 did not materially change. The change in the fair value of the the ViriCiti Earnout liability of $0.5 million is due to foreign currency translation.

6.Short-Term Investments

Short-term investments consisted of the following:

	July 31, 2022
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$282,577	$—	$(1,303)	$283,880
	$282,577	$—	$(1,303)	$283,880

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The amortized cost and fair value amounts include accrued interest receivable of $0.8 million as of July 31, 2022. There were no short-term investments as of January 31, 2022.
The U.S. treasury securities are debt securities stated on the condensed consolidated statement of balance sheet at fair value based upon inputs other than quoted prices in active markets (Level 2 inputs). The Company recorded unrealized losses of $1.3 million as a component of other comprehensive loss for the three and six months ended July 31, 2022. The Company did not recognize any gains or losses for the three and six months ended July 31, 2022.
As of July 31, 2022, all of the available-for-sale debt securities were in a continuous unrealized loss position for less than 12 months. During the three and six months ended July 31, 2022, the Company did not recognize credit-related impairment losses and had no ending allowance for credit losses. The decline in fair value below amortized cost basis was not considered other than temporary as it is more likely than not the Company will hold the debt securities until maturity or a recovery of the cost basis.
As of July 31, 2022, all of the marketable debt securities have contractual maturities of less than one year.
7.Composition of Certain Financial Statement Items
Inventories
Inventories consisted of the following:

	July 31, 2022	January 31, 2022
	(in thousands)
Raw materials	$15,117	$9,712
Finished goods and components	38,303	26,167
Total Inventories	$53,420	$35,879
Prepaid expense and other current assets
Prepaid expense and other current assets consisted of the following:

	July 31, 2022	January 31, 2022
	(in thousands)
Prepaid expense	$25,687	$16,951
Other current assets	19,215	19,652
Total Prepaid Expense and Other Current Assets	$44,902	$36,603

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Property and Equipment, net
Property and equipment, net consisted of the following:

	July 31, 2022	January 31, 2022
	(in thousands)
Furniture and fixtures	$1,044	$903
Computers and software	6,558	6,147
Machinery and equipment	20,682	16,193
Tooling	11,303	10,572
Leasehold improvements	10,123	10,549
Owned and operated systems	21,566	22,546
Construction in progress	4,406	2,720
	75,682	69,630
Less: Accumulated depreciation	(38,983)	(35,037)
Total Property and Equipment, Net	$36,699	$34,593
Depreciation expense for the three months ended July 31, 2022 and 2021 was $3.3 million and $2.9 million, respectively.
Depreciation expense for the six months ended July 31, 2022 and 2021 was $6.7 million and $5.6 million, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	July 31, 2022	January 31, 2022
	(in thousands)
Accrued expenses	$40,065	$31,865
Refundable customer deposits	11,812	9,409
Payroll and related expenses	19,215	16,131
Taxes payable	13,304	8,955
Other liabilities (including ViriCiti Earnout)	25,700	17,968
Total Accrued and Other Current Liabilities	$110,096	$84,328
As of July 31, 2022, ViriCiti Earnout liability is reclassified from long-term liabilities to current liabilities as the Company expects the liability to be payable within twelve months.

Revenue
Revenue consisted of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
United States	$84,610	$51,109	$146,925	$86,219
Rest of World	23,682	5,012	43,000	10,412
Total revenue	$108,292	$56,121	$189,925	$96,631

ChargePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8.Debt
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
Total interest expense incurred during the three and six months ended July 31, 2022 and 2021 was nil and $1.5 million, respectively.
In March 2021, the Company repaid the entire loan balance of $35.0 million plus accrued interest and prepayment fees of $1.2 million.
2027 Convertible Notes
The following table presents the Company’s convertible debt outstanding:

	July 31, 2022
(in thousands)	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount	Estimated Fair Value
2027 Convertible Note	$300,000	$(5,666)	$294,334	$246,000
Total long-term debt	$300,000	$(5,666)	$294,334	$246,000
The following table presents the Company’s interest expense related to convertible debt:

	Three Months Ended July 31,	Six Months Ended July 31,
	2022	2022
(in thousands)
Contractual interest expense	$2,625	$3,500
Amortization of debt discount and issuance costs	303	362
Total interest expense	$2,928	$3,862

In April 2022, the Company completed a private placement of $300.0 million aggregate principal amount of unsecured Convertible Senior PIK Toggle Notes (the “2027 Convertible Notes”), which will mature on April 1, 2027. The 2027 Convertible Notes were sold in a private placement in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(a)(2) of the Securities Act.
The net proceeds from the sale of the 2027 Convertible Notes were approximately $294.0 million after deducting initial purchaser discounts and commissions and the Company’s offering expenses. The debt discount and issuance costs, net of accumulated amortization, are reported as a direct deduction from the face amount of the 2027 Convertible Notes. The Company expects to use the net proceeds for general corporate purposes.
The 2027 Convertible Notes bear interest at 3.50% per annum, to the extent paid in cash (“Cash Interest”), and 5.00% per annum, to the extent paid in kind through an the issuance of additional 2027 Convertible Notes (“PIK Interest”). Interest is

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
As of July 31, 2022, the effective interest rate on the 2027 Convertible Notes was 3.93%. Amortization of debt discount and issuance costs is reported as a component of interest expenses and is computed using the straight-line method over the term of the 2027 Convertible Notes, which approximates the effective interest method.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The estimated fair value of the 2027 Convertible Notes, as of July 31, 2022 using Level 2 fair value inputs, was $246.0 million.
9.Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services related to, but not limited to, manufacturing, facilities and professional services under non-cancellable contracts. As of July 31, 2022, the Company had open purchase commitments for goods and services of $233.5 million, all of which are expected to be received by October 31, 2024.
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
The Company believes it has recorded adequate provisions for any such lawsuits, claims, and proceedings and, as of July 31, 2022, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in the condensed consolidated financial statements. Based on its experience, the Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted with certainty. While litigation is inherently unpredictable, the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the condensed consolidated financial statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved; and such changes are recorded in the accompanying condensed consolidated statements of operations during the period of the change and reflected in accrued and other current liabilities on the accompanying condensed consolidated balance sheets.
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
The following table presents future payments of lease liabilities under the Company's non-cancelable operating leases as of July 31, 2022 (in thousands):

(in thousands)
2023 (remaining nine months)	$3,188
2024	6,018
2025	5,643
2026	4,667
2027	4,489
Thereafter	10,255
Total undiscounted operating lease payments	34,260
Less: imputed interest	(8,047)
Total operating lease liabilities	26,213
Less: current portion of operating lease liabilities	(3,486)
Operating lease liabilities, noncurrent	$22,727

10.Common Stock
As of July 31, 2022 and January 31, 2022, the Company was authorized to issue 1,000,000,000 shares of Common Stock, with a par value of $0.0001 per share. There were 338,820,463 and 334,760,615 shares issued and outstanding as of July 31, 2022 and January 31, 2022, respectively.
Common Stock Reserved for Future Issuance
Shares of Common Stock reserved for future issuance, on an as-if converted basis, were as follows:

	July 31, 2022	January 31, 2022
Stock options issued and outstanding	19,280,776	22,200,869
Restricted stock units outstanding	15,383,445	4,033,418
Common stock warrants outstanding	35,524,021	35,549,024
Shares available for grant under 2021 Equity Incentive Plan	40,909,760	36,370,596
Shares available for grant under 2021 ESPP	11,263,328	8,177,683
Shares available for conversion under 2027 Convertible Notes	20,743,081	—
Total shares of Common Stock reserved	143,104,411	106,331,590

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11.Stock Warrants and Earnout
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
During the three months ended July 31, 2022, no Legacy Warrants were exercised and, accordingly, no shares of Common Stock underlying the Legacy Warrants were issued. During the three months ended July 31, 2021, 587,880 Legacy Warrants were net exercised resulting in the issuance of 558,100 shares of Common Stock. During the three months ended July 31, 2021, there were no cash proceeds received for the exercise of Legacy Warrants.
During the six months ended July 31, 2022, 14,568 Legacy Warrants were net exercised resulting in the issuance of 13,223 shares of Common Stock. During the six months ended July 31, 2021, 1,685,185 Legacy Warrants were net exercised resulting in the issuance of 1,480,080 shares of Common Stock.
As of July 31, 2022, there were 35,524,021 Legacy Warrants outstanding, which are classified as equity.
Private Placement Warrants
The Private Placement Warrants were initially recognized as a liability on February 26, 2021, and remeasured to fair value as of any respective exercise dates. The Company recorded no gain or loss and an immaterial loss for the three and six months ended July 31, 2022, and a gain of $3.8 million and $49.2 million for the three and six months ended July 31, 2021, respectively, classified within change in fair value of warrant liabilities in the condensed consolidated statements of operations.
The Private Placement Warrants were valued using assumptions under the BLM that assumes optimal exercise of the Company’s redemption option at the earliest possible date. On February 21, 2022, the Company redeemed the remaining Private Placement Warrants for 0.355 shares of Common Stock per warrant. As of July 31, 2022, there were no Private Placement Warrants outstanding.
Public Warrants
The Public Warrants were initially recognized as a liability on February 26, 2021 and remeasured to fair value based upon the market price as warrants were exercised. On June 4, 2021 the Company issued a redemption notice pursuant to which all but 244,481 Public Warrants were exercised by the Public Warrant holders. At the conclusion of the redemption notice period on July 6, 2021, the Company redeemed the remaining 244,481 Public Warrants outstanding for $0.01 per warrant. As of July 31, 2022 and January 31, 2022, no Public Warrants remained outstanding.
The Company recognized no gain or loss for the three and six months ended July 31, 2022, and recognized a loss of $14.3 million and $15.9 million for the three and six months ended July 31, 2021, respectively, classified within change in fair value of warrant liabilities in the condensed consolidated statements of operations.
During the six months ended July 31, 2022 and 2021, proceeds received for the exercise of Public Warrants were zero and $117.6 million, respectively.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Warrant Activity
Activity of warrants is set forth below:

	Legacy Warrants	Private Placement Warrants	Total Common Stock Warrants
Outstanding as of January 31, 2022	35,538,589	10,435	35,549,024
Warrants Exercised	(14,568)	(10,435)	(25,003)
Outstanding as of July 31, 2022	35,524,021	—	35,524,021
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
The third and final Earnout Triggering Event for up to 9,000,000 of the Earnout Shares associated with the $30.00 VWAP per share threshold occurred on June 29, 2021, and, after the withholding of some of these Earnout Shares to cover

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

employee withholding tax obligations, 8,773,596 Earnout Shares were issued on July 1, 2021. No further Earnout Shares remained contingently issuable as of July 31, 2022 and January 31, 2022.

12.Equity Plans and Stock-based Compensation
The following sets forth the total stock-based compensation expense for employee equity plans included in the Company’s condensed consolidated statements of operations:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$1,341	$2,164	$2,126	$2,188
Research and development	11,420	13,682	17,398	14,357
Sales and marketing	5,285	4,169	7,831	4,767
General and administrative	8,373	8,278	14,591	14,558
Total stock-based compensation expense	$26,419	$28,293	$41,946	$35,870
The following sets forth the total stock-based compensation expense by award type:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
Stock Options	$4,210	$4,440	$8,346	$12,017
RSU	18,587	23,853	28,213	23,853
PRSU	1,953	—	1,953	—
ESPP	1,669	—	3,434	—
Total stock-based compensation expense	$26,419	$28,293	$41,946	$35,870
The following sets forth the unrecognized stock-based compensation expense and the weighted average period they are expected to be recognized:

	July 31, 2022
	Unrecognized Stock-Based Compensation Expense	Weighted-Average Period
	(in thousands, except period in years)
Stock Options	$24,007	1.31
RSU	164,193	3.49
PRSU	19,046	2.87
ESPP	9,028	1.61
Total unrecognized stock-based compensation expense	$216,274
2021 Employee Stock Purchase Plan
On February 25, 2021, the stockholders of the Company approved the 2021 Employee Stock Purchase Plan (“2021 ESPP”). The 2021 ESPP permits participants to purchase shares of the Company’s Common Stock, up to the IRS allowable limit, through contributions (in the form of payroll deductions or otherwise to the extent permitted by the administrator) of up to 15% of their eligible compensation. The 2021 ESPP provides for consecutive, overlapping 24-month offering periods, subject

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

to certain rollover and reset mechanisms as defined in the ESPP. Participants are permitted to purchase shares of the Company’s Common Stock at the end of each 6-month purchase period at 85% of the lower of the fair market value of the Company’s Common Stock on the first trading day of an offering period or on the last trading date in each purchase period. A participant may purchase a maximum of 10,000 shares of the Company’s Common Stock during a purchase period. Participants may end their participation at any time during an offering and will be paid their accrued contributions that have not yet been used to purchase shares. Participation ends automatically upon termination of employment with the Company. The initial offering period is from October 1, 2021 through September 9, 2023. The 2021 ESPP allows for up to one increase in contribution during each purchase period. The pre- and post-modification fair values are calculated on the date of the modification. The 2021 ESPP offers a rollover feature that provides for an offering period to be rolled over to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. The 2021 ESPP rollover occurred when the Company’s closing stock price on March 10, 2022 was below the closing stock price on October 1, 2021, which triggered a new 24-month offering period through March 9, 2024. If an employee elects to increase his or her contribution, or the offering price resets an accounting modification occurs. The incremental expense as a result of such modifications was immaterial for the three and six months ended July 31, 2022, respectively.
Further, on the first day of each March during the term of the 2021 ESPP, commencing on March 1, 2021 and ending on (and including) March 1, 2040, the aggregate number of shares of Common Stock that may be issued under the 2021 ESPP shall automatically increase by a number equal to the lesser of (i) one percent (1%) of the total number of shares of Common Stock issued and outstanding on the last day of the preceding month, (ii) 5,400,000 shares of Common Stock (subject to standard anti-dilution adjustments), or (iii) a number of shares of Common Stock determined by the Company’s Board of Directors. As of July 31, 2022, 11,263,328 shares of Common Stock were available under the 2021 ESPP.
During the three and six months ended July 31, 2022, nil and 263,962 shares of Common Stock have been purchased under the 2021 ESPP, respectively.
2021 Equity Incentive Plan
On February 25, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (“2021 EIP”). Under the 2021 EIP, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSU”), performance restricted stock units (“PRSU”), and certain other awards which are settled in the form of shares of Common Stock issued under this 2021 EIP. On the first day of each March, beginning on March 1, 2021 and continuing through March 1, 2030, the 2021 EIP reserve will automatically increase by a number equal to the lesser of (a) 5% of the total number of shares of Common Stock actually issued and outstanding on the last day of the preceding month and (b) a number of shares of Common Stock determined by the Company’s Board of Directors. As of July 31, 2022, 40,909,760 shares of Common Stock were available under the 2021 EIP.
There were no options granted for the three and six months ended July 31, 2022.
2017 Plan and 2007 Plan
In fiscal year 2022, the Company terminated its 2017 Stock Option Plan (the “2017 Plan”) and 2007 Stock Option Plan (the “2007 Plan”). As of July 31, 2022, 17,037,742 shares and 2,243,034 shares of Common Stock remained reserved for outstanding awards issued under the 2017 Plan and 2007 Plan, respectively. Stock-based awards forfeited, cancelled or repurchased from the above plans generally are returned to the pool of shares of Common Stock available for issuance under the 2021 EIP.
Restricted Stock Units
The 2021 EIP provides for the issuance of RSUs to employees and directors.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

A summary of RSUs outstanding under the 2021 EIP as of July 31, 2022 and changes during the period then ended is presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 31, 2022	4,033,418	$26.27
RSU granted	10,930,410	$12.61
RSU vested	(1,176,506)	$21.17
RSU forfeited	(409,603)	$18.67
Outstanding as of July 31, 2022	13,377,719	$15.79
Performance Restricted Stock Units
On June 1, 2022, pursuant to the 2021 EIP, the Company granted PRSU to certain officers including the Company’s Chief Executive Officer. Vesting of the PRSU is dependent upon the satisfaction of both market- and service-based conditions. The market-based condition is achieved if the closing price of the Company’s Common Stock is greater than or equal to the applicable stock price appreciation target for at least 20 consecutive trading days at any time during the period beginning the date of the grant and ending on the expiration date. There are three stock appreciation targets applicable to each PRSU award, the achievement of which will cause the market-based condition to be satisfied with respect to the following percentage of each award (each of which is called a tranche): $17 per share/25% of total PRSUs, $22 per share/35% of the total PRSUs and $30 per share/40% of the total PRSUs.
For officers other than the Company’s Chief Executive Officer, the service-based conditions applicable to 1/20th of the PRSUs subject to each tranche will be satisfied if such officer remains in continuous service from the date of the grant until each PRSU vesting date occurring after June 20, 2022 or, if later, until the first PRSU vesting date after the applicable stock price appreciation target is achieved. The PRSU vesting dates are each March 20th, June 20th, September 20th, and December 20th. For the Company’s Chief Executive Officer, the service-based conditions applicable to 1/12th of the PRSUs subject to each tranche will be satisfied if he remains in continuous service from the date of the grant until each PRSU vesting date occurring after June 20, 2024 or, if later, until the first PRSU vesting date after the applicable stock price appreciation target is achieved.
The Company records stock-based compensation based on the fair value of the PRSU on grant date using the Monte-Carlo valuation. The weighted-average assumptions in the Monte-Carlo valuation used to determine the fair value of the PRSU granted were as follows:

June 1, 2022
Expected volatility	74.02%
Risk-free interest rate	2.78%
Dividend rate	—%
Expected term (in years)	0.71 - 1.73
Expected volatility: the expected volatility was determined by using a blended volatility approach of historical volatility and implied volatility.
Risk-free interest rate: the risk-free interest rate is based on the U.S. Treasury Constant Maturities yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the options.
Expected dividend yield: the expended dividend rate is zero as the Company currently has no history or expectation of declaring dividends on its common stock.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Expected term: the expected term input for the award with a market condition is based upon the derived service period (“DSP”). The DSP represents the duration of the median of the distribution of stock-price paths on which the market condition is satisfied.
A summary of PRSUs outstanding under the 2021 EIP as of July 31, 2022 and changes during the period then ended is presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 31, 2022	—	$—
PRSU granted	2,005,726	$10.47
Outstanding as of July 31, 2022	2,005,726	$10.47
Stock Options Activity
A summary of options outstanding under the 2017 Plan and 2007 Plan as of July 31, 2022 and changes during the periods then ended is presented in the following table:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2022	22,200,869	$0.68	6.6	$292,362
Options exercised	(2,602,432)	$0.58
Options cancelled	(317,661)	$0.75
Outstanding as of July 31, 2022	19,280,776	$0.69	6.3	$277,956
Options vested and expected to vest as of July 31, 2022	19,209,593	$0.69	6.3	$276,935
Exercisable as of July 31, 2022	14,592,828	$0.67	5.9	$210,669
The options outstanding as of July 31, 2022, include the June 2020 grant of a stock option under the 2017 Plan to the Company’s Chief Executive Officer to purchase a total of 1.5 million shares of Common Stock (“CEO Award”) originally subject to both service and performance-based vesting conditions. No stock-based compensation expense had been recorded prior to the Merger as the CEO Awards were improbable of vesting before and after two modifications in each of September 2020 and December 2020, because the performance-based vesting condition was contingent upon the closing of the Merger. Accordingly, the Company commenced recognition of stock-based compensation expense for the CEO Award following the Merger in February 2021 when the only remaining vesting condition was service-based. As of July 31, 2022, the total unrecognized compensation expense related to the unvested portion of the CEO Award was $21.2 million, which is expected to be recognized over a period of 1.5 years.
13.Income Taxes
The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter. The effective income tax rate was 0.4% and 1.2% for the three and six months ended July 31, 2022, respectively. The effective tax rate was nil for the three and six months ended July 31, 2021, respectively. The effective tax rate differs from the U.S. statutory rate primarily due to the full valuation allowances on the Company’s net domestic deferred tax assets as it is more likely than not that all of the deferred tax assets will not be realized.

ChargePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

14.Related Party Transactions
Daimler AG and its affiliated entities (“Daimler”) are investors in the Company and one of its employees is a member of the Company’s Board of Directors. The following revenue transactions took place between the Company and Daimler during the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
Daimler	$2,122	$2,071	$3,407	$3,406
Revenue from related parties	$2,122	$2,071	$3,407	$3,406
Related party accounts receivable as of July 31, 2022 and January 31, 2022 from Daimler was $2.6 million and $2.2 million, respectively.

15.Basic and Diluted Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three and six months ended July 31, 2022 and 2021:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands, except share and per share data)
Numerator:
Net loss	$(92,700)	$(84,938)	$(181,966)	$(2,649)
Adjust: Cumulative dividends on redeemable convertible preferred stock	—	—	—	(4,292)
Adjust: Deemed dividends attributable to vested option holders	—	—	—	(51,855)
Adjust: Deemed dividends attributable to common stock warrant holders	—	—	—	(110,635)
Net loss attributable to common stockholders - Basic	(92,700)	(84,938)	(181,966)	(169,431)
Less: Gain attributable to earnout shares issued	—	—	—	(84,420)
Less: Change in fair value of dilutive warrants	—	(7,427)	—	(53,540)
Net loss attributable to common stockholders - Diluted	$(92,700)	$(92,365)	$(181,966)	$(307,391)
Denominator:
Weighted average common shares outstanding	336,911,941	312,465,016	335,845,756	266,473,703
Less: Weighted-average unvested restricted shares and shares subject to repurchase	(98,386)	(237,490)	(108,984)	(276,221)
Weighted average shares outstanding - Basic	336,813,555	312,227,526	335,736,772	266,197,482
Add: Earnout Shares under the treasury stock method	—	—	—	7,464,203
Add: Public and Private Placement Warrants under the treasury stock method	—	1,374,574	—	1,915,315
Weighted average shares outstanding - Diluted	336,813,555	313,602,100	335,736,772	275,577,000

Net loss per share - Basic	$(0.28)	$(0.27)	$(0.54)	$(0.64)
Net loss per share - Diluted	$(0.28)	$(0.29)	$(0.54)	$(1.12)

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As a result of the Merger, the Company retroactively adjusted the weighted-average number of shares of Common Stock outstanding prior to the Closing Date by multiplying them by the Exchange Ratio of 0.9966 used to determine the number of shares of Common Stock into which they converted. The Common Stock issued as a result of the redeemable convertible preferred stock conversion on the Closing Date was included in the basic net loss per share calculation on a prospective basis.
Redeemable convertible preferred stock and preferred stock warrants outstanding prior to the Merger were excluded from the diluted net loss per share calculation for the six-month period ended July 31, 2021, because including them would have had an antidilutive effect.
The potential shares of Common Stock that were excluded from the computation of diluted net loss per share attributable to common stockholders at each period end because including them would have had an antidilutive effect were as follows:

	July 31, 2022	July 31, 2021
2027 Convertible Note (on an as-converted basis)	12,483,569	—
Options to purchase common stock	19,280,776	26,401,717
Restricted stock units	13,377,719	4,017,149
Unvested early exercised common stock options	89,877	211,464
Common stock and preferred stock warrants	35,524,021	37,075,846
Employee stock purchase plan	1,739,928	—
Total potentially dilutive common share equivalents	82,495,890	67,706,176

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
Since its inception in 2007, ChargePoint has been engaged in developing and marketing its Networked Charging Systems, subscriptions and other offerings, raising capital and recruiting personnel. ChargePoint has incurred net operating losses and negative cash flows from operations every year since its inception. As of July 31, 2022, ChargePoint had an accumulated deficit of $993.6 million. ChargePoint has funded its operations primarily from customer payments, the issuance of redeemable convertible preferred stock and convertible notes, exercise proceeds from options and warrants, borrowings under loan facilities and proceeds from the Reverse Recapitalization.
Recent Developments
Issuance of 2027 Convertible Notes and ATM Facility
On April 12, 2022, the Company completed a private placement of $300.0 million of convertible debt notes due 2027 (the “2027 Convertible Notes”), generating new proceeds of approximately $294.0 million after deducting the initial purchaser discounts and commissions and the Company’s offering expenses. On July 1, 2022, the Company filed a registration statement on Form S-3 (File No. 333-265986) which permits the Company to offer up to $1.0 billion shares of Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time (the “Shelf Registration Statement”). As part of the Shelf Registration Statement, the Company filed a prospectus supplement registering for sale from time to time up to $500.0 million shares of Common Stock pursuant to a sales agreement (the “ATM Facility”). For a more complete description of the 2027 Convertible Notes and ATM Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Sources of Liquidity” below.
Key Factors Affecting Operating Results
ChargePoint believes its performance and future success depend on several factors that present significant opportunities for it but also pose risks and challenges, including those discussed below.
Growth in EV Adoption
ChargePoint’s revenue growth is directly tied to the number of passenger and commercial EVs sold, which it believes drives the demand for charging infrastructure. The market for EVs is still rapidly evolving and although demand for EVs has grown in recent years, there is no guarantee of such future demand. Factors impacting the adoption of EVs include but are not limited to perceptions about EV features, quality, safety, performance and cost; perceptions about the limited range over which EVs may be driven on a single battery charge; volatility in the cost of oil and gasoline; availability of services for EVs; consumers’ perception about the convenience and cost of charging EVs; and increases in fuel efficiency. In addition, macroeconomic factors, including governmental mandates and incentives, could impact demand for EVs, particularly since they can be more expensive than traditional gasoline-powered vehicles. Further, geopolitical factors, such as the COVID 19 pandemic and the invasion of Ukraine by Russia, may negatively impact the global automotive supply chain and reduce the manufacturing of automobiles, including EVs. If the market for EVs does not develop as expected or if there is any slow-down or delay in overall EV adoption or manufacturing rates, ChargePoint’s financial condition and results of operations could be materially and adversely impacted.
Competition
ChargePoint is currently a market leader in North America in commercial Level 2 Alternating Current (“AC”) charging. ChargePoint also offers AC chargers for use at home or multifamily settings and for fleet applications, and high-power Level 3 Direct Current (“DC”) chargers for fast urban charging, corridor or long-trip charging and fleet applications. ChargePoint intends to expand its market share over time in its product categories, leveraging the network effect of its products and Cloud Services software. Existing competitors may expand their product offerings and sales strategies, and new competitors may enter the market. If ChargePoint’s market share decreases due to increased competition, its financial condition and results of operations could be materially and adversely affected. Furthermore, ChargePoint’s success could be negatively impacted if consumers and businesses choose other types of alternative fuel vehicles or high-fuel-economy gasoline powered vehicles.
Europe Expansion
ChargePoint operates in North America and 16 countries in Europe. Europe is expected to be a significant contributor to ChargePoint’s revenue in future years. ChargePoint has been and is investing heavily to succeed in Europe. ChargePoint is also working to grow its European business through partnerships with channel partners and car leasing companies and through its recently closed acquisitions of ViriCiti B.V. (“ViriCiti”) and has•to•be gmbh (“HTB”) (each as described in Note 3, Business Combination, to the Company’s notes to the condensed consolidated financial statements). In Europe, ChargePoint primarily competes with other providers of EV charging station networks. Many of these competitors have limited funding, which could cause poor customer experiences and have a negative impact on overall EV adoption in Europe. ChargePoint’s growth in Europe requires differentiating itself as compared to these existing competitors. If ChargePoint is unable to continue penetrating the market in Europe, its financial condition and results of operations could be materially and adversely impacted.
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

Impact of New Product Releases and Investments in Growth
As ChargePoint introduces new products, such as the release of its Level 3 DC fast charger in fiscal year 2020, its gross margins may be initially negatively impacted by launch costs and lower volumes until it achieves targeted cost reductions. Cost reductions may not occur on the timeline ChargePoint expects due to unanticipated supply chain difficulties, government mandates or certification requirements. For example, ongoing supply chain challenges and heightened logistic costs related to disruptions initially caused by the COVID-19 pandemic and related component shortages decreased gross margins in the three months ended July 31, 2022, and ChargePoint expects gross margins will continue to be adversely affected by increased material costs and freight and logistic expenses through the remainder of the fiscal year and likely into its fiscal year ending January 31, 2024. In addition, ChargePoint may accelerate its expenditures where it sees growth opportunities, which may impact gross margin until upfront costs and inefficiencies are absorbed and normalized operations are achieved. Further, ChargePoint continues to invest in prioritizing an assurance of supply of its products and new customer acquisition as part of its “land and expand” model, which in the current environment, puts pressure on gross margins and increases operating expenses. ChargePoint also continuously evaluates and may adjust its expenditures based on its launch plans for new products, as well as other factors including the pace and prioritization of current projects under development and the addition of new projects. As ChargePoint attains higher revenue, it expects operating expenses as a percentage of total revenue to decrease as it scales and focuses on increasing operational efficiency and process automation.
Government Mandates, Incentives and Programs
The U.S. federal government, certain foreign governments and some state and local governments provide incentives to end users and purchasers of EVs and EV infrastructure in the form of rebates, tax credits and other financial incentives. These governmental rebates, tax credits and other financial incentives significantly lower the effective price of EVs and EV infrastructure to customers. For example, the Infrastructure Investment and Jobs Act signed into law on November 15, 2021 (the “Jobs Act”) would provide additional funding for EVs and EV charging infrastructure through the creation of new programs and grants and the expansion of existing programs, including $7.5 billion for EV charging along highway corridors and communities. In addition, the Inflation Reduction Act of 2022 (the “IRA”) signed into law on August 16, 2022 includes incentives and tax credits aimed at reducing the effects of climate change, such as the extension of electric vehicle charging infrastructure tax credits under Section 30C and tax credits for electric vehicles under Section 30D of the Internal Revenue Code of 1986, as amended (the “Code”) through 2032. There are numerous restrictions and requirements associated with qualifying for the electric vehicle tax credits available under the IRA and ChargePoint is still assessing how the IRA may impact its business and EV sales generally. Further, incentives such as the Jobs Act and IRA take time to be disbursed and to affect actual expenditure decisions. These incentives may also expire on specified dates, end when the allocated funding is no longer available, or be reduced or terminated as a matter of regulatory or legislative policy. Any reduction in rebates, tax credits or other financial incentives could reduce the demand for EVs and for charging infrastructure, including infrastructure ChargePoint offers.
ChargePoint also derives other revenue from fees received for regulatory credits earned for participating in low carbon fuel programs in some U.S. states, British Columbia and in the future, in Germany. ChargePoint claims these regulatory credits only if they are not claimed by purchasers of its EV charging stations. If a material percentage of its customers were to claim these regulatory credits, ChargePoint’s revenue from this source could decline significantly, which could have an adverse effect on its revenue and overall gross margin. Prior to fiscal year 2021, ChargePoint derived a slight majority of its other revenue from these regulatory credits. However, revenue from this source as a percentage of total revenue has declined recently and may continue to decline over time. Further, the availability of such credits depends on continued governmental support for these programs. If these programs are modified, reduced or eliminated, ChargePoint’s ability to generate this revenue in the future would be adversely impacted.
Supply Chain Disruptions and COVID-19
In March 2020, the World Health Organization characterized COVID-19 as a pandemic. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 has disrupted ChargePoint’s supply chain and heightened its freight and logistic costs, and has similarly disrupted manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, which has led to fluctuations in EV sales in markets around the world. These ongoing supply chain challenges and heightened logistic costs decreased gross margins in the three and six months ended July 31, 2022, and ChargePoint expects that gross margins will continue to be adversely affected by increased material costs and freight and logistic expenses through the remainder of the fiscal year ending January 31, 2023.
As a result of the COVID-19 pandemic, ChargePoint initially modified its business practices (including reducing employee travel, recommending that all non-essential personnel work from home and canceling or reducing physical participation in sales activities, meetings, events and conferences), implemented additional safety protocols for essential workers, and implemented temporary cost cutting measures in order to reduce its operating costs. In May 2022, ChargePoint commenced a “return-to-office” plan, which included shifting to a hybrid model where employees have the flexibility to work from home or from the office. The ongoing COVID-19 pandemic has resulted in government authorities implementing numerous measures to try to contain the COVID-19 virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders and business shutdowns. While these measures may be relaxed or revised in some areas, there is no guarantee these measures will not be reinstated or resumed due to additional variants of COVID-19 or the inability or ineffectiveness of public health measures to limit the further spread of COVID-19. ChargePoint may take further actions as may be required by government authorities or that it determines are in the best interests of its employees, customers, suppliers, vendors and business partners as the result of the COVID-19 pandemic.
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

Results of Operations and Its Components
Revenue
Networked Charging Systems
Networked Charging Systems revenue consists of the deliveries of EV charging system infrastructure, which include a range of Level 2 AC products for use in residential, commercial and fleet applications, and Level 3 DC, or fast-charge products for use in commercial and fleet applications. ChargePoint generally recognizes revenue from sales of Networked Charging Systems upon shipment to the customer, at which point ChargePoint’s performance obligation is satisfied.
Subscriptions
Subscriptions revenue consists of services related to Cloud, as well as extended maintenance service plans under Assure. Subscription revenue also includes CPaaS revenue which combines the customer’s use of ChargePoint’s owned and operated systems with Cloud and Assure programs into a single, typically multi-year subscription.
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
For the remainder of fiscal year 2023, ChargePoint expects Networked Charging Systems and subscriptions revenue to grow due to an increasing arrival rate of EVs and the need for charging infrastructure to support them.

	July 31,
Networked Charging Systems	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$84,148	$40,874	$43,274	105.9%
Percentage of total revenue	77.7%	72.8%

Six months ended	$143,699	$67,674	$76,025	112.3%
Percentage of total revenue	75.7%	70.0%
Networked Charging Systems revenue increased during the three and six months ended July 31, 2022 compared to the three and six months ended July 31, 2021 primarily due to higher demand from customers in our three verticals, resulting in higher volumes of systems delivered across ChargePoint’s major product families.

	July 31,
Subscriptions	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$20,244	$12,082	$8,162	67.6%
Percentage of total revenue	18.7%	21.5%

Six months ended	$37,890	$22,906	$14,984	65.4%
Percentage of total revenue	19.9%	23.7%
Subscriptions revenue increased during the three and six months ended July 31, 2022 compared to the three and six months ended July 31, 2021 primarily due to growth in the number of Networked Charging Systems connected to ChargePoint’s network.

	July 31,
Other Revenue	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$3,900	$3,165	$735	23.2%
Percentage of total revenue	3.6%	5.6%

Six months ended	$8,336	$6,051	$2,285	37.8%
Percentage of total revenue	4.4%	6.3%
Other revenue increased during the three and six months ended July 31, 2022 compared to the three and six months ended July 31, 2021 mainly due to increased charging related fees received from drivers using charging sites owned and operated by ChargePoint and net transaction fees earned for processing payments collected on driver charging sessions at charging sites owned by ChargePoint’s customers.
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
Other
Cost of other revenue includes depreciation and other costs for ChargePoint’s owned and operated charging sites, charging related processing charges, salaries and related personnel expenses, including stock-based compensation, as well as costs of professional services and other costs.

	July 31,
Cost of Networked Charging Systems Revenue	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$74,352	$35,384	$38,968	110.1%
Percentage of networked charging systems revenue	88.4%	86.6%

Six months ended	$130,618	$59,126	$71,492	120.9%
Percentage of networked charging systems revenue	90.9%	87.4%
Cost of Networked Charging Systems revenue increased during the three and six months ended July 31, 2022 compared to the three and six months ended July 31, 2021 primarily due to an increase in the number of Networked Charging Systems delivered.

	July 31,
Cost of Subscriptions Revenue	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$13,278	$7,830	$5,448	69.6%
Percentage of subscriptions revenue	65.6%	64.8%

Six months ended	$23,905	$13,470	$10,435	77.5%
Percentage of subscriptions revenue	63.1%	58.8%
Cost of subscriptions revenue increased during the three and six months ended July 31, 2022 compared to the three and six months ended July 31, 2021 primarily due to increases in customer support headcount and resulting personnel compensation and stock-based compensation increase driven by ChargePoint expanding its network of charging systems.

	July 31,
Cost of Other Revenue	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$2,509	$2,130	$379	17.8%
Percentage of other revenue	64.3%	67.3%

Six months ended	$5,142	$4,041	$1,101	27.2%
Percentage of other revenue	61.7%	66.8%
Other cost of revenue increased during the three and six months ended July 31, 2022 compared to the three and six months ended July 31, 2021 primarily related to increased other operating costs.

Gross Profit and Gross Margin
Gross profit is revenue less cost of revenue and gross margin is gross profit as a percentage of revenue. ChargePoint offers a range of Networked Charging Systems products which vary widely in selling price and associated gross margin. For example the product mix in ChargePoint’s commercial business tends to contribute higher gross margins than its product mix in its residential and fleet businesses. Accordingly, ChargePoint’s gross profit and gross margin have varied and are expected to continue to vary from period to period due to revenue levels; geographic, vertical and product mix; new product introductions, its efforts to optimize its operations and supply chain, and purchase price variances it may need to pay due to component shortages or supply chain disruptions.
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

	July 31,
Gross Profit and Gross Margin	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$18,153	$10,777	$7,376	68.4%
Gross margin	16.8%	19.2%	(2.4)%

Six months ended	$30,260	$19,994	$10,266	51.3%
Gross margin	15.9%	20.7%	(4.8)%
Gross profit increased during the three and six months ended July 31, 2022 compared to the three and six months ended July 31, 2021 primarily due to an increase in Networked Charging Systems sales resulting from a larger number of charging systems delivered and an increase in Subscriptions revenue.
Gross margin decreased during the three and six months ended July 31, 2022 compared to the three and six months ended July 31, 2021 primarily due to product mix changes towards lower gross margin products, to higher purchase price costs and increased logistic costs incurred as the result of component shortages and supply chain challenges, as well as to increases in customer support headcount and resulting personnel compensation.
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

	July 31,
Research and Development Expenses	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$51,804	$40,410	$11,394	28.2%
Percentage of total revenue	47.8%	72.0%

Six months ended	$100,105	$65,784	$34,321	52.2%
Percentage of total revenue	52.7%	68.1%
Research and development expenses increased during the three months ended July 31, 2022 compared to the three months ended July 31, 2021 primarily due to a $4.4 million increase in personnel expenses resulting from headcount growth, and a $4.8 million increase in engineering materials and services costs.
Research and development expenses increased during the six months ended July 31, 2022 compared to the six months ended July 31, 2021 primarily due to a $17.0 million increase in personnel expenses resulting from headcount growth, and a $12.9 million increase in engineering materials and services costs.
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

	July 31,
Sales and Marketing Expenses	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$33,873	$21,923	$11,950	54.5%
Percentage of total revenue	31.3%	39.1%

Six months ended	$66,460	$37,897	$28,563	75.4%
Percentage of total revenue	35.0%	39.2%
Sales and marketing expenses increased during the three months ended July 31, 2022 compared to the three months ended July 31, 2021 primarily due to a $6.8 million increase in personnel expenses resulting from headcount growth, as well as revenue growth, and a $2.2 million increase in amortization of acquired intangible assets.
Sales and marketing expenses increased during the six months ended July 31, 2022 compared to the six months ended July 31, 2021 primarily due to a $15.1 million increase in personnel expenses resulting from headcount growth, as well as revenue growth, a $4.4 million increase in amortization of acquired intangible assets, a $2.5 million marketing and consulting expenses, and $2.1 million in credit loss reserves.
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

	July 31,
General and Administrative Expense	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$22,846	$22,732	$114	0.5%
Percentage of total revenue	21.1%	40.5%

Six months ended	$43,893	$37,199	$6,694	18.0%
Percentage of total revenue	23.1%	38.5%
General and administrative expenses were flat during the three months ended July 31, 2022 compared to the three months ended July 31, 2021.
General and administrative expenses increased during the six months ended July 31, 2022 compared to the six months ended July 31, 2021 primarily due to a $7.3 million increase in personnel costs resulting from headcount growth.
Interest Income
Interest income consists primarily of interest earned on ChargePoint’s cash, cash equivalents and short-term investments.

	July 31,
Interest Income	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$1,460	$25	$1,435	5740.0%
Percentage of total revenue	1.3%	—%

Six months ended	$1,566	$47	$1,519	3231.9%
Percentage of total revenue	0.8%	—%
Interest income increased during the three and six months ended July 31, 2022 as compared to the three and six months ended July 31, 2021 due to interest from short-term investments.
Interest Expense
Interest expense consists primarily of the interest on ChargePoint’s term loan, which was paid off in March 2021, and the 2027 Convertible Notes issued in April 2022.

	July 31,
Interest Expense	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$(2,928)	$—	$(2,928)	—%
Percentage of total revenue	(2.7)%	—%

Six months ended	$(3,862)	$(1,499)	$(2,363)	157.6%
Percentage of total revenue	(2.0)%	(1.6)%
Interest expense increased during the three and six months ended July 31, 2022 compared to the three and six months ended July 31, 2021 primarily due to interest expense on the 2027 Convertible Notes that were issued in April 2022. As of July 31, 2022, ChargePoint had an aggregate of $300.0 million in outstanding 2027 Convertible Notes, which mature in April 2027.

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
There was no change in fair value of redeemable convertible preferred stock warrant liability for the three months ended July 31, 2022 and 2021 as both periods were zero.

	July 31,
Change in Fair Value of Redeemable Convertible Preferred Stock Warrant Liability	2022	2021	Change
	(dollar amounts in thousands)
Six months ended	$—	$9,237	$(9,237)	(100.0)%
Percentage of total revenue	—%	9.6%
The change in fair value of redeemable convertible preferred stock warrant liability during the six months ended July 31, 2022 compared to the six months ended July 31, 2021 was primarily due to changes in the fair value of Legacy ChargePoint’s redeemable convertible preferred stock through the date of the Merger. As of July 31, 2022, ChargePoint had no outstanding redeemable convertible preferred stock warrant liabilities.
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

	July 31,
Change in Fair Value of Common Stock Warrant Liability	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$—	$(10,421)	$10,421	(100.0)%
Percentage of total revenue	—%	(18.6)%

Six months ended	$(24)	$33,340	$(33,364)	(100.1)%
Percentage of total revenue	—%	34.5%
The change in fair value of common stock warrant liability during the three and six months ended July 31, 2022 compared to the three and six months ended July 31, 2021 was primarily due to changes in the fair value of Legacy ChargePoint’s common stock through the date of the Merger. As of July 31, 2022, ChargePoint had no outstanding common stock warrant liabilities.

Change in Fair Value of Contingent Earnout Liability

Contingent earnout liability was accounted for as a liability as of the date of the Merger and remeasured to fair value until the Earnout Triggering Events (as described in Note 11, Stock Warrants and Earnouts, to the condensed consolidated financial statements) were met for the first two tranches in March 2021 and the corresponding Earnout Shares (as described in Note 11, Stock Warrants and Earnouts, to the condensed consolidated financial statements) were issued. In March 2021, the remaining earnout liability converted to be accounted for as equity. The Earnout Triggering Event was met for the third and final tranche in June 2021, and in July 2021 the remaining Earnout Shares were issued.

There was no change in fair value of contingent earnout liability for the three months ended July 31, 2022 and 2021 as both periods were zero.

	July 31,
Change in Fair Value of Contingent Earnout Liability	2022	2021	Change
	(dollar amounts in thousands)
Six months ended	$—	$84,420	$(84,420)	(100.0)%
Percentage of total revenue	—%	87.4%
The final Earnout Shares were issued in July 2021, and as such, there were no remaining contingent earnout liability during the three and six months ended July 31, 2022. The Company recorded zero and $84.4 million change in fair value of contingent earnout liability for the three and six months ended July 31, 2021, respectively, due to the decrease in the fair value of ChargePoint’s Common Stock after consummation of the Merger.
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
There was no transaction costs expensed for the three months ended July 31, 2022 and 2021 as both periods were zero.

	July 31,
Transaction Costs Expensed	2022	2021	Change
	(dollar amounts in thousands)
Six months ended	$—	$(7,031)	$7,031	(100.0)%
Percentage of total revenue	—%	(7.3)%
During the three and six months ended July 31, 2022, ChargePoint incurred no further transaction costs related to the consummation of the Merger; during the three and six months ended July 31, 2021, ChargePoint expensed zero and $7.0 million out of $36.5 million total transaction costs, respectively, related to the warrant liabilities assumed as part of the Merger.
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign currency transaction gains and losses.

	July 31,
Other Income (Expense), net	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$(1,254)	$(189)	$(1,065)	563.5%
Percentage of total revenue	(1.2)%	(0.3)%

Six months ended	$(1,702)	$(174)	$(1,528)	878.2%
Percentage of total revenue	(0.9)%	(0.2)%
ChargePoint incurred higher net other expenses during the three and six months ended July 31, 2022 as compared to the three and six months ended July 31, 2021, due to loss from disposal of fixed asset and unfavorable changes in foreign exchange rates.

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

	July 31,
Provision for (Benefit from) Income Taxes	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$(392)	$65	$(457)	(703.1)%
Percentage of loss before provision for income taxes	0.4%	(0.1)%

Six months ended	$(2,254)	$103	$(2,357)	(2288.3)%
Percentage of loss before provision for income taxes	1.2%	(4.0)%
The benefit from income taxes increased during the three and six months ended July 31, 2022 as compared to the three and six months ended July 31, 2021 primarily due to changes to deferred tax liability following a tax rate reduction in certain foreign jurisdictions.

Liquidity and Capital Resources
Sources of Liquidity
Historical Sources of Liquidity
ChargePoint has incurred net losses and negative cash flows from operations since its inception, which it anticipates will continue for the foreseeable future. To date, ChargePoint has funded its business primarily with proceeds from the issuance of redeemable convertible preferred stock, proceeds from the Merger, proceeds from the issuance of debt, including the 2027 Convertible Notes, proceeds from warrant and option exercises for cash, and from customer payments. As of July 31, 2022, ChargePoint had cash and cash equivalents, short-term investments and restricted cash of $471.9 million. ChargePoint believes that its cash on hand and cash generated from sales to customers will satisfy its working capital and capital requirements for at least the next twelve months.
From inception to July 31, 2022, ChargePoint has primarily raised cash proceeds from the sale of shares of redeemable convertible preferred stock and Common Stock, proceeds from debt, such as the 2027 Convertible Notes, and proceeds from the exercise of warrant and stock options.
In March 2021, ChargePoint repaid the entire 2018 Loan (as described in Note 8, Debt, to the condensed consolidated financial statements) balance of $35.0 million plus accrued interest and prepayment fees of $1.2 million.
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
For additional details refer to Part I, Item 1, Note 8, “Debt,” in the Company’s notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Shelf Registration and ATM Facility
On July 1, 2022, the Company filed a registration statement on Form S-3 (File No. 333-265986) with the SEC (that was declared effective by the SEC on July 12, 2022), which permits the Company to offer up to $1.0 billion shares of Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time (the “Shelf Registration Statement”). As part of the Shelf Registration Statement, the Company filed a prospectus supplement registering for sale from time to time up to $500.0 million shares of Common Stock pursuant to the ATM Facility. As of July 31, 2022, the Company has not conducted any sales under the ATM Facility.
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
Cash Flows
For the Six Months Ended July 31, 2022 and 2021
The following table sets forth a summary of ChargePoint’s cash flows for the periods indicated:

	Six Months Ended July 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(133,672)	$(61,198)
Investing activities	(296,463)	(7,788)
Financing activities	303,629	541,590
Effects of exchange rates on cash, cash equivalents, and restricted cash	(1,067)	(6)
Net increase in cash, cash equivalents, and restricted cash	$(127,573)	$472,598

Net Cash Used in Operating Activities
During the six months ended July 31, 2022, net cash used in operating activities was $133.7 million, consisting primarily of a net loss of $182.0 million and an increase in net operating assets of $14.7 million, partially offset by non-cash charges of $63.0 million. The increase in net operating assets was primarily due to a $36.2 million increase in accounts receivable, an $18.2 million increase in inventories, a $10.0 million increase in prepaid expenses and other assets and a $2.5 million decrease in operating lease liabilities partially offset by a $20.8 million increase in deferred revenue, a $16.5 million increase in accrued and other liabilities and a $14.9 million increase in accounts payable. The non-cash charges primarily consisted of $41.9 million of stock-based compensation expense, $13.6 million of depreciation, amortization expense and amortization of deferred contract acquisition costs, $2.5 million of non-cash operating lease cost and $5.0 million of other costs.
During the six months ended July 31, 2021, net cash used in operating activities was $61.2 million, consisting primarily of a net loss of $2.6 million and non-cash charges of $74.5 million, partially offset by a decrease in net operating assets of $15.9 million. The decrease in net operating assets was primarily attributable to a $3.0 million increase in accrued and other liabilities, a $9.3 million increase in accounts payable, a $5.6 million decrease in inventories and a $15.9 million increase in deferred revenue, partially offset by a $9.3 million increase in prepaid expenses and other assets, a $7.7 million increase in accounts receivable and a $1.0 million decrease in operating lease liabilities. The non-cash charges primarily consisted of a $84.4 million change in fair value of contingent earnout liability, a $33.3 million change in fair value of common stock warrant liabilities and a $9.2 million change in fair value of redeemable convertible preferred stock warrant liability, partially offset by $35.9 million of stock-based compensation expense, $7.0 million of transaction costs expensed, $5.6 million of depreciation and amortization expense, and $2.0 million of non-cash operating lease cost.

Net Cash (Used In) Provided by Investing Activities
During the six months ended July 31, 2022, net cash used in investing activities was $296.5 million consisting of cash paid for purchases of short-term investments, consisting of marketable debt securities, of $284.8 million, purchases of property and equipment of $8.9 million and cash paid for acquisitions (net of cash acquired) related to the acquisition of HTB in the prior year of $2.8 million.
During the six months ended July 31, 2021, net cash used in investing activities was $7.8 million for purchases of property and equipment.
Net Cash Provided by Financing Activities
During the six months ended July 31, 2022, net cash provided by financing activities was $303.6 million, consisting of net proceeds from issuance of convertible debt of $294.0 million, proceeds from the issuance of common stock under employee equity plans of $5.4 million, net of tax withholdings, and change in driver funds and amounts due to customers of $4.2 million.
During the six months ended July 31, 2021, net cash provided by financing activities was $541.6 million consisting of net proceeds from Merger and PIPE financing of $511.6 million, proceeds from the exercise of warrants of $117.6 million and proceeds from exercises of vested and unvested stock options of $1.8 million, partially offset by payment of transaction costs related to the Merger of $32.5 million, issuance of earnout shares, payment of tax withholding obligations on settlement of earnout shares of $20.9 million and repayment of borrowings of $36.1 million.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
ChargePoint had cash and cash equivalents, short term investments and restricted cash totaling $471.9 million as of July 31, 2022. Cash equivalents were invested primarily in money market funds and short term investments were primarily invested in U.S. government bills, notes or bonds with a duration of not more than 365 days. ChargePoint’s investment policy is focused on the preservation of capital and supporting its liquidity needs. Under the policy, ChargePoint invests in highly rated securities, issued by the U.S. government or liquid money market funds. ChargePoint does not invest in financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments. ChargePoint utilizes external investment managers who adhere to the guidelines of its investment policy.
A hypothetical 10% change in market interest rates would not have a material impact on the value of ChargePoint’s cash, cash equivalents, short-term investments, net loss or cash flows.
Foreign Currency Risk
ChargePoint has foreign currency risks related to its revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the euro, causing both its revenue and its operating results to be impacted by fluctuations in the exchange rates.
Gains or losses from the revaluation of foreign-denominated balances such as cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies impact ChargePoint’s net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 10% would not result in a material foreign currency loss in the condensed consolidated statements of operations, as of July 31, 2022. As ChargePoint’s foreign operations expand, its results may be more materially impacted by fluctuations in the exchange rates of the currencies in which it does business.
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
ChargePoint’s management, with participation of its Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of ChargePoint’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that ChargePoint’s disclosure controls and procedures were not effective at the reasonable assurance level as of July 31, 2022 due to the material weaknesses in its internal control over financial reporting described below.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended July 31, 2022, other than as described above, that have materially affected, or are reasonably likely to materially affect, ChargePoint’s internal control over financial reporting.

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
•ChargePoint faces risks related to health pandemics, including the ongoing coronavirus (“COVID-19”) pandemic, which could have a material and adverse effect on its business and results of operations.
•Supply chain disruptions, component shortages, manufacturing interruptions or delays, or the failure to accurately forecast customer demand, could adversely affect ChargePoint’s ability to meet customer demand, lead to higher costs, and adversely affect ChargePoint’s business and results of operations. For example, supply chain challenges related to the COVID-19 pandemic, Russia’s invasion of Ukraine and global chip shortages have impacted companies worldwide and may have adverse effects on ChargePoint’s suppliers and customers and, as a result, ChargePoint.
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
•Future sales of ChargePoint’s common stock (“Common Stock”) in the public market, or the perception that such sales may occur, could reduce ChargePoint’s stock price, and any conversion of the 2027 Convertible Notes will, and any additional capital raised through the sale of equity or any future convertible securities ChargePoint may issue, could dilute existing stockholder’s ownership.
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
ChargePoint incurred a net loss of $132.2 million for the fiscal year ended January 31, 2022 and had net loss of $182.0 million for the six months ended July 31, 2022. As of July 31, 2022, ChargePoint had an accumulated deficit of $993.6 million. ChargePoint believes it will continue to incur significant operating expenses and net losses in future quarters for the near term. There can be no assurance that it will be able to achieve or maintain profitability in the future. ChargePoint’s potential profitability is particularly dependent upon the continued adoption of EVs by consumers and fleet operators, the widespread adoption of electric trucks, other vehicles and other electric transportation modalities, which are still in the very early stages of adoption and may not occur.
ChargePoint has experienced rapid growth and expects to invest in growth for the foreseeable future. If it fails to manage growth effectively, its business, operating results and financial condition could be adversely affected.
ChargePoint has experienced rapid growth in recent periods. For example, the number of employees has grown from 834 as of January 31, 2021 to 1,436 as of January 31, 2022 and to 1,679 as of July 31, 2022. The growth and expansion of its business has placed and continues to place a significant strain on management, operations, financial infrastructure and corporate culture. In the event of further growth, ChargePoint’s information technology systems and ChargePoint’s internal control over financial reporting and procedures may not be adequate to support its operations and may introduce opportunities for data security incidents that may interrupt business operations and permit bad actors to obtain unauthorized access to business information or misappropriate funds. ChargePoint may also face risks to the extent such bad actors infiltrate the information technology infrastructure of its contractors.
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
In addition, there are other means for charging EVs, which could affect the level of demand for onsite charging capabilities at businesses. For example, Tesla Inc. continues to build out its supercharger network across the United States for its vehicles and has opened its supercharger network up to non-Tesla EV vehicles, which could reduce overall demand for EV charging at other sites. Also, third-party contractors can provide basic electric charging capabilities to potential customers seeking to have on premise EV charging capability as well as for home charging. In addition, many EV charging manufacturers, including ChargePoint, are offering home charging equipment, which could reduce demand for on premise charging capabilities of potential customers and reduce the demand for onsite charging capabilities if EV owners find charging at home to be sufficient.
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
As stated above, non-essential ChargePoint personnel have been working from home since early 2020 in light of the COVID-19 pandemic. In May 2022, ChargePoint commenced a “return-to-office” plan, which included shifting to a hybrid model where employees have the flexibility to work from home or from the office. A hybrid work model may create challenges, including challenges maintaining ChargePoint’s corporate culture, increasing attrition or limiting ChargePoint’s ability to attract employees if individuals prefer to continue working full time at home, or if there are instances of COVID-19 infections at the office. Future challenges related to ChargePoint’s “return-to-office” plans, hybrid work model or workplace practices could lead to attrition and difficulty attracting high-quality employees.
The effect of the COVID-19 pandemic on ChargePoint’s business, prospects and results of operations will depend on the direction and duration of current global trends and their sustained impact. Difficult macroeconomic conditions, such as decreases in direct federal economic support, such as the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), increased inflation, increased and prolonged unemployment or a decline in consumer confidence as a result of the COVID-19 pandemic, as well as reduced spending by businesses, could have a material adverse effect on the demand for ChargePoint’s products and services. The effect of the COVID-19 pandemic can also vary over time and across the geographies in which ChargePoint operates. For example, variations in “work-from-home” or “return-to-office” policies can cause fluctuations in revenues. The conditions caused by the COVID-19 pandemic, such as more permanent work-from-home policies, are likely to continue affecting the rate of global infrastructure spending, and thus to continue to adversely impact ChargePoint’s gross margins as ChargePoint’s commercial business contributes higher margins than its residential and fleet businesses. Even after the COVID-19 pandemic has subsided, ChargePoint may continue to experience an adverse impact to its business as a result of its global economic impact, including any recession that has occurred or may occur in the future.
Supply chain disruptions, component shortages, manufacturing interruptions or delays, or the failure to accurately forecast customer demand, could adversely affect ChargePoint’s ability to meet customer demand, lead to higher costs, and adversely affect ChargePoint’s business and results of operations. For example, supply chain challenges related to the COVID-19 pandemic, Russia’s invasion of Ukraine and global chip shortages have impacted companies worldwide and may have adverse effects on ChargePoint suppliers and customers and, as a result, ChargePoint.
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
•natural disasters or other events beyond ChargePoint’s control (such as earthquakes, utility interruptions, tsunamis, hurricanes, typhoons, floods, storms or extreme weather conditions, fires, regional economic downturns, regional or global health epidemics, including the ongoing COVID-19 pandemic); and

•geopolitical turmoil, including the ongoing invasion of Ukraine by Russia or increased trade restrictions between the United States, Russia, China and other countries, social unrest, political instability, terrorism, or other acts of war which may further adversely impact supply chains, shipping, transportation and logistics disruptions.
As more fully discussed in the risk factor “Risks Related to ChargePoint’s Business - ChargePoint faces risks related to health pandemics, including the ongoing COVID-19 pandemic, which could have a material and adverse effect on its business and results of operations”, the ongoing COVID-19 pandemic and measures taken in response by governments and businesses worldwide to contain its spread, including quarantines, facility closures, travel and logistics restrictions, border controls, and shelter in place or stay at home and social distancing orders, have adversely impacted and may continue to adversely impact ChargePoint’s supply chain, manufacturing, logistics, workforce and operations, as well as the operations of its customers and suppliers globally. In addition, while ChargePoint has not yet experienced a direct impact to its supply chain due to the conflict between Russia and Ukraine, ChargePoint may experience an impact in the future due to increased fuel and shipping costs, limited supply of components or replacement parts used by ChargePoint in its manufacturing process, or the automotive industry in general, and delays caused by changes to global shipping routes and logistics. Such adverse impacts on ChargePoint’s supply chain could limit its ability to manufacture and sell its products on a timely and cost-effective basis and adversely affect its gross margins, which could materially adversely affect ChargePoint’s business and results of operations.
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
As part of ChargePoint’s business strategy, ChargePoint has made and continues to consider making acquisitions of, or investments in, businesses, services or technologies that are complementary to its existing business. For example, on August 11, 2021, ChargePoint acquired ViriCiti B.V. (“ViriCiti”), a provider of electrification solutions for eBus and commercial fleets, and on October 6, 2021, ChargePoint acquired has•to•be gmbh (“HTB”), an e-mobility and charging software platform. The process of identifying and consummating acquisitions, investments and the subsequent integration of new assets and businesses into ChargePoint’s own business, requires attention from management and could result in a diversion of resources from its existing business, which in turn could have an adverse effect on its operations. Acquired assets or businesses may not generate the expected financial results. Acquisitions or investments could also result in the use of cash, potentially dilutive issuances of equity securities, the occurrence of goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business or investment. ChargePoint may also incur costs and management time on transactions that are ultimately not completed. In addition, ChargePoint’s due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product, technology or investment, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or issues with employees or customers.
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
ChargePoint’s business is subject to risks associated with natural disasters and the adverse effects associated with climate change, including earthquakes, wildfires or other types of natural disasters or resource shortages, including public safety power shut-offs that have occurred and may continue to occur in California, the effects of which could disrupt and harm its operations and those of ChargePoint’s customers.
ChargePoint conducts a majority of its operations in the San Francisco Bay area in an area projected to be vulnerable to future water scarcity and sea level rise due to climate change as well as in an active earthquake zone. The occurrence of a natural disaster such as an earthquake, drought, flood, fire (such as the increased threats of wildfires in California), localized extended outages of critical utilities (such as California’s public safety power shut-offs) or transportation systems, or any critical resource shortages could cause a significant interruption in its business, damage or destroy its facilities or inventories, and cause it to incur significant costs, any of which could harm its business, financial condition and results of operations. The insurance ChargePoint maintains against fires, earthquakes and other natural disasters may not be adequate to cover losses in any particular case.
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
ChargePoint is susceptible to risks associated with an increased focus by stakeholders and regulators on climate change, which may adversely affect its business and results of operations.
Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the U.S. and elsewhere, have the potential to disrupt ChargePoint’s business, its third-party suppliers, and the business of its customers, and may cause it to experience higher attrition, losses and additional costs to maintain or resume operations. In addition, ChargePoint’s customers may begin to establish sourcing requirements related to sustainability. As a result, ChargePoint may receive requests for sustainability related information about its products, business operations, use of sustainable materials and packaging. ChargePoint’s inability to comply with these and other sustainability requirements in the future could adversely affect sales of and demand for its products.
Further, there is an increased focus, including by governmental and nongovernmental organizations, investors, customers, and other stakeholders on climate change matters, including increased pressure to expand disclosures related to the physical and transition risks related to climate change or to establish sustainability goals, such as the reduction of greenhouse gas emissions, which could expose ChargePoint to market, operational and execution costs or risks. ChargePoint’s failure to establish targets or targets that are perceived to be appropriate, as well as to achieve progress on those targets on a timely basis, or at all, could adversely affect the reputation of its brand and sales of and demand for its products. To the extent legislation is passed, such as proposed rules by the SEC with respect to enhance and standardized climate-related disclosures, ChargePoint would incur significant additional costs of compliance due to the need for expanded data collection, analysis, and certification with respect to greenhouse gas emissions and other climate change related risks. ChargePoint may also incur additional costs or require additional resources to monitor, report and comply with such stakeholder expectations and standards and legislation, and to meet climate change targets and commitments if established.
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
•concerns regarding the reliability and stability of the electrical grid;
•the change in an EV battery’s ability to hold a charge over time;
•the availability and reliability of a national electric vehicle charging network or infrastructure;
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
The EV market currently benefits from the availability of rebates, tax credits and other financial incentives from governments, utilities and others to offset the purchase or operating cost of EVs and EV charging stations. In particular, ChargePoint’s marketing efforts have historically promoted federal tax credits available to purchasers of its EV charging stations that effectively provide purchasers with a significantly discounted purchase price. The reduction, modification, or elimination of such benefits could cause reduced demand for EVs and EV charging stations, which would adversely affect ChargePoint’s financial results.
The U.S. federal government, foreign governments and some state and local governments provide incentives to end users and purchasers of EVs and EV charging stations in the form of rebates, tax credits and other financial incentives, such as payments for regulatory credits. The EV market relies on these governmental rebates, tax credits and other financial incentives to significantly lower the effective price of EVs and EV charging stations to customers. For example, the Infrastructure Investment and Jobs Act signed into law on November 15, 2021 would provide additional funding for EVs and EV charging infrastructure through the creation of new programs and grants and the expansion of existing programs, including $7.5 billion for EV charging along highway corridors. In addition, the Inflation Reduction Act of 2022 signed into law on August 16, 2022 includes numerous incentives and tax credits aimed at reducing the effects of climate change, such as the extension of electric vehicle charging infrastructure tax credits under Section 30C and tax credits for electric vehicles under Section 30D of the Internal Revenue Code of 1986, as amended (the “Code”) through 2032. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy. Any other reduction in rebates, tax credits or other financial incentives for EV charging stations could materially reduce the demand for EVs and ChargePoint’s solutions and, as a result, may adversely impact ChargePoint’s business and expansion potential.
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
From time to time, ChargePoint makes statements with estimates of the addressable market for ChargePoint’s solutions and the EV market in general. Market opportunity estimates and growth forecasts, whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. This is especially so at the present time due to the uncertain and rapidly changing projections of the severity, magnitude and duration of the ongoing COVID-19 pandemic, worldwide supply chain disruptions, macroeconomic effects of inflation and market and geopolitical volatility. The estimates and forecasts relating to the size and expected growth of the target EV market, market demand and adoption, capacity to address this demand and pricing may also prove to be inaccurate. In particular, estimates regarding the current and projected EV market opportunity are difficult to predict. The estimated addressable EV market may not materialize for many years, if ever, and even if the markets meet the size estimates and growth forecasts, ChargePoint’s business could fail to grow at similar rates.
Risks Related to ChargePoint’s Technology, Intellectual Property and Infrastructure
ChargePoint expects to incur research and development costs and devote significant resources to developing new products, which could significantly reduce its profitability and may never result in revenue to ChargePoint.
ChargePoint’s future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. ChargePoint plans to incur significant research and development costs in the future as part of its efforts to design, develop, manufacture and introduce new products and enhance existing products. ChargePoint’s research and development expenses were $100.1 million, $145.0 million, $75.0 million, and $69.5 million during the six months ended July 31, 2022, and during the fiscal years ended January 31, 2022, 2021 and 2020, respectively, and are likely to grow in the future. Further, ChargePoint’s research and development program may not produce successful results, and its new products may not achieve market acceptance, create additional revenue or become profitable.

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
ChargePoint uses open-source software in its products and anticipates using open-source software in the future. Some open-source software licenses require those who distribute open-source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open-

source code on unfavorable terms or at no cost, and ChargePoint may be subject to such terms. The terms of many open-source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on ChargePoint’s ability to provide or distribute ChargePoint’s products or services.
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
In addition to providing direct customer support, ChargePoint also relies on channel partners in order to provide frontline support to some of its customers, including with respect to commissioning, maintenance, component part replacements and repairs of charging stations. If ChargePoint’s channel partners do not provide support to the satisfaction of ChargePoint’s customers, ChargePoint may be required to hire additional personnel and to invest in additional resources in order to provide an adequate level of support, generally at a higher cost than that associated with its channel partners, which may increase ChargePoint’s costs and expenses and adversely affect ChargePoint’s gross margins. There can be no assurance that ChargePoint will be able to hire sufficient support personnel as and when needed. To the extent that ChargePoint is unsuccessful in hiring, training, and retaining adequate support personnel, its ability to provide high-quality and timely support to its customers will be negatively impacted and its customers’ satisfaction with its Cloud Services and EV charging stations could be adversely affected. Any failure to maintain high-quality customer support, or a market perception that ChargePoint does not maintain high-quality customer support, could adversely affect ChargePoint’s reputation, business, results of operations, and financial condition, particularly with respect to its fleet customers (see also “Risks Related to ChargePoint’s Business - Supply chain disruptions, component shortages, manufacturing interruptions or delays, or the failure to accurately forecast customer demand, could adversely affect ChargePoint’s ability to meet customer demand, lead to higher costs, and adversely affect ChargePoint’s business and results of operations. For example, supply chain challenges related to the COVID-19 pandemic, Russia’s invasion of Ukraine and global chip shortages have impacted companies worldwide and may have adverse effects on ChargePoint suppliers and, as a result, ChargePoint”).
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
In order to maintain and improve the effectiveness of its internal control over financial reporting, ChargePoint has expended, and anticipates it will continue to expend, significant resources, including accounting-related costs and significant management oversight. At such time, ChargePoint’s independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which ChargePoint’s internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could adversely affect the business and operating results and could cause a decline in the price of ChargePoint’s Common Stock.
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
ChargePoint is subject to various employment-related laws in the jurisdictions in which its employees are based. It faces risks if it fails to comply with applicable U.S. federal or state wage laws, or wage laws applicable to its employees outside of the United States. For example, ChargePoint implemented a reduction in force and furloughed employees in 2020 largely in response to the initial phases of the COVID-19 pandemic, and the attendant layoffs and/or furloughs could create an additional risk of claims being made on behalf of affected employees. Any violation of applicable wage laws or other labor-or employment-related laws could result in complaints by current or former employees, adverse media coverage, investigations and damages or penalties which could have a materially adverse effect on ChargePoint’s reputation, business, operating results and prospects. In addition, responding to any such proceeding may result in a significant diversion of management’s attention and resources, significant defense costs and other professional fees.
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
As a result of such material weakness, such restatement, the change in accounting for ChargePoint’s previously outstanding publicly-traded warrants (the “Public Warrants”) and private placement warrants issued to NGP Switchback, LLC, the sponsor of Switchback (“Private Placement Warrants”), and other matters raised or that may in the future be raised by the SEC, ChargePoint faces potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in its internal control over financial reporting and the preparation of its financial statements. As of the date of this Quarterly Report, ChargePoint has no knowledge of any such litigation or dispute. However, ChargePoint can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on its business, results of operations and financial condition. As of April 30, 2022, no Public Warrants and no Private Placement Warrants remained outstanding.
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
ChargePoint may raise additional capital through the issuance of equity or debt securities in the future. In that event, the ownership of existing ChargePoint stockholders would be diluted and the value of the stockholders' equity in Common Stock could be reduced. If ChargePoint raised more equity capital from the sale of Common Stock, institutional or other investors may negotiate terms more favorable than the current prices of ChargePoint’s Common Stock. If ChargePoint issues debt securities, the holders of the debt would have a claim to ChargePoint assets that would be prior to the rights of stockholders until the debt is repaid. Interest on these debt securities would increase costs and could negatively impact operating results. In April 2022, ChargePoint issued the 2027 Convertible Notes. The 2027 Convertible Notes may decrease ChargePoint’s business flexibility and access to capital, require a significant amount of cash to service, dilute the ownership interest of existing stockholders and otherwise depress the price of its Common Stock, and delay or hinder an otherwise beneficial takeover of the Company. On July 1, 2022, ChargePoint filed a Registration Statement on Form S-3 (File No. 333-265986), which permits ChargePoint to offer up to $1.0 billion shares of ChargePoint Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time (the “Shelf Registration Statement”). Further, as part of the Shelf Registration Statement, ChargePoint may also sell up to $500.0 million of shares of its Common Stock in “at-the-market” offerings pursuant to that certain common stock sales agreement dated July 1, 2022, by and among ChargePoint and the underwriters thereto (the “ATM Facility”). The sale of a substantial number of shares of ChargePoint Common Stock pursuant to the ATM Facility, the Shelf Registration Statement or otherwise, or anticipation of any such sales, could cause the trading price of ChargePoint’s Common Stock to decline or make it more difficult for ChargePoint to sell equity or equity-related securities in the future at a time and at a price that ChargePoint might otherwise desire. In addition, issuances of any shares of ChargePoint Common Stock sold pursuant to the ATM Facility or any securities sold pursuant to the Shelf Registration Statement will have a dilutive effect on our existing stockholders
In accordance with Delaware law and the provisions of ChargePoint’s Second Amended and Restated Certificate of Incorporation (the “Second A&R Charter”) ChargePoint may issue preferred stock that ranks senior in right of dividends, liquidation or voting to its Common Stock. The issuance by ChargePoint of such preferred stock may (a) reduce or eliminate the amount of cash available for payment of dividends to other holders of ChargePoint Common Stock, (b) diminish the relative voting strength of the total shares of Common Stock outstanding as a class, or (c) subordinate the claims of ChargePoint holders of Common Stock to ChargePoint assets in the event of a liquidation. ChargePoint cannot predict the size of future issuances of its Common Stock or any additional issuances of securities convertible into Common Stock or the effect, if any, that future issuances and sales of shares of its Common Stock will have on the market price of its Common Stock. Sales of substantial amounts of ChargePoint Common Stock (including any shares issued upon the conversion of the 2027 Convertible Notes, ATM Facility, the Shelf Registration Statement, or in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of ChargePoint Common Stock.
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
In April 2022, ChargePoint issued the 2027 Convertible Notes. The indenture for the 2027 Convertible Notes includes a restrictive covenant that, subject to specified exceptions, limits the ability of ChargePoint and its subsidiaries to incur secured debt in excess of $750.0 million. In addition, the indenture includes customary terms and covenants, including certain events of default after which the holders may accelerate the maturity of the 2027 Convertible Notes and become due and payable immediately. As a result of these and other terms in the indenture, ChargePoint’s indebtedness may:
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

In the event of a fundamental change or a change in control transaction (each such term as defined in the indenture governing the 2027 Convertible Notes), holders of the 2027 Convertible Notes will have the right to require ChargePoint to repurchase all or a portion of their 2027 Convertible Notes at a price equal to 100% of the capitalized principal amount of 2027 Convertible Notes, in the case of a fundamental change, or 125% of the capitalized principal amount of 2027 Convertible Notes, in the case of change in control transactions, in each case plus any accrued and unpaid interest to, but excluding, the repurchase date. This feature of the 2027 Convertible Notes could have the effect of delaying or preventing a change of control of ChargePoint, whether or not it is desired by, or beneficial to, ChargePoint’s stockholders, and may result in the acquisition of ChargePoint on terms less favorable to its stockholders than it would otherwise be, or could require ChargePoint to pay a portion of the consideration available in such a transaction to holders of the 2027 Convertible Notes. In addition, upon conversion of the 2027 Convertible Notes, unless ChargePoint elects to deliver solely shares of its Common Stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), ChargePoint will be required to make cash payments in respect of the 2027 Convertible Notes being converted. However, ChargePoint may not have enough available cash, or be able to obtain sufficient financing, at the time it is required to pay cash with respect to 2027 Convertible Notes being converted.
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
In March 2020, the Delaware Supreme Court issued a decision in Salzburg et al. v. Sciabacucchi, which found that an exclusive forum provision providing for claims under the Securities Act to be brought in federal court is facially valid under Delaware law. ChargePoint intends to enforce this provision, but there is no guarantee whether courts in other jurisdictions will agree with this decision or enforce it. ChargePoint intends to enforce this provision, but it does not know whether courts in other jurisdictions will agree with this decision or enforce it.
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
Sales, or the perception of future sales, of a substantial number of shares of Common Stock by ChargePoint’s existing stockholders could cause the price of ChargePoint’s Common Stock to decline.

Sales of a substantial number of shares of ChargePoint’s Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of ChargePoint’s Common Stock. For instance, in connection with the closing of the Merger, ChargePoint and the holders of registration rights in Switchback and Legacy ChargePoint entered into an amended and restated Registration Rights Agreement (the “A&R Registration Rights Agreement” and such holders the “Registration Rights Holders”). In certain circumstances, the Registration Rights Holders can demand certain underwritten offerings and will be entitled to customary piggyback registration rights. Also, in connection with the consummation of the acquisition of has•to•be, ChargePoint entered into a registration rights agreement with the former shareholders of has•to•be providing for the filing of a resale registration statement as more completely described below.
ChargePoint has in the past, and may in the future, file registration statements as a result of such registration rights. For example, on July 12, 2021, ChargePoint filed a resale registration statement on Form S-1 (No. 333-257855) that relates to the offer and sale from time to time by the selling security holders named in that prospectus of up to 12 million shares of ChargePoint’s Common Stock (the “Secondary Offering”). ChargePoint’s directors, executive officers and certain stockholders entered into lock-up agreements with the representatives of the several underwriters, in connection with the Secondary Offering, which expired on September 28, 2021. Further, on October 14, 2021, ChargePoint filed a resale registration statement on Form S-1 (No. 333-260247) that was declared effective by the SEC that relates to the offer and sale from time to time by the selling security holders named in that prospectus of up to 5,695,176 shares of ChargePoint’s Common Stock in connection with the consummation of ChargePoint’s acquisition of has•to•be.
As of October 31, 2021, no shares of ChargePoint’s Common Stock were prohibited or otherwise restricted from being sold in the public market under lock-up agreements. Shares issued upon the exercise of stock options outstanding under ChargePoint’s equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff, a registration statement on Form S-8 and Rule 144 and Rule 701 under the Securities Act.
Warrants are exercisable for ChargePoint’s Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to ChargePoint’s stockholders.
As of July 31, 2022, the warrants to purchase Legacy ChargePoint common stock (the “Legacy Warrants”) were exercisable for 35,524,021 shares of Common Stock. Any shares of ChargePoint’s Common Stock issued upon exercise of Legacy Warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of ChargePoint’s Common Stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Frequency of Holding Future Advisory Votes on Executive Compensation

On July 14, 2022, ChargePoint filed a current report on Form 8-K announcing the results of the votes of its stockholders with respect to the 2022 Annual Meeting of Stockholders, including the advisory approval on the frequency of holding future advisory votes on executive compensation of ChargePoint’s named executive officers. In accordance with the recommendation of ChargePoint’s Board of Directors and the voting results of the stockholders of ChargePoint on the advisory proposal, ChargePoint will hold an advisory vote on executive compensation of ChargePoint’s named executive officers every year. The next required advisory vote on the frequency of future advisory votes on the executive compensation of ChargePoint’s named executive officers will take place no later than at the 2028 Annual Meeting of Stockholders.

ITEM 6. EXHIBITS
(a)Exhibits:

Exhibit No.	Description
1.1
Common Stock Sales Agreement, dated July 1, 2022, by and among ChargePoint Holdings, Inc., Cowen and Company, LLC, Goldman Sachs & Co. LLC and Oppenheimer & Co. Inc. (incorporated by reference to Exhibit 1.2 to ChargePoint Holdings, Inc.’s Registration Statement on Form S-3 (File No. 333-265986), filed with the SEC on July 1, 2022).

4.1	Form of Indenture with respect to Debt Securities (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-3 (File No. 333-265986), filed with the SEC on July 1, 2022).
31.1+	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2+	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________

+ Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 8, 2022

CHARGEPOINT HOLDINGS, INC.

	By:	/s/ Rex S. Jackson
	Name:	Rex S. Jackson
	Title:	Chief Financial Officer and Principal Financial Officer