Form 10-Q
period 2022-10-31
ChargePoint Holdings, Inc.
filed 2022-12-08
CIK 1777393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022
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

The registrant had outstanding 341,684,268 shares of common stock as of November 30, 2022.

CHARGEPOINT HOLDINGS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements could include, among other things, statements regarding the future financial performance of ChargePoint Holdings, Inc. (“ChargePoint” or the “Company”, or “we”, “us”, “our” and similar terms), as well as ChargePoint’s strategy, future operations, future operating results, financial position, expectations regarding revenue, losses, and costs, margins, prospects, plans and objectives of management. All statements, other than statements of present or historical fact included in this Quarterly Report, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project” or the negative of such terms and other similar expressions that predict or indicate future events or trends or that are not statements of present or historical matters. These statements are based on various assumptions, whether or not identified herein, and on the current expectations of ChargePoint’s management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of, fact or probability. Actual events and circumstances are difficult or impossible to predict and may differ from assumptions, and such differences may be material. Many actual events and circumstances are beyond the control of ChargePoint. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about ChargePoint that may cause the actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. If any of these risks materialize or ChargePoint’s assumptions prove incorrect, actual results could differ materially from the results implied by these forward-looking statements. There may be additional risks that ChargePoint does not presently know or that ChargePoint currently believes are immaterial that could also cause actual results to differ from those contained in the forward-looking statements. In addition, forward-looking statements reflect ChargePoint’s expectations, plans or forecasts of future events and views as of the date hereof. ChargePoint anticipates that subsequent events and developments will cause ChargePoint’s assessments to change. These forward-looking statements should not be relied upon as representing ChargePoint’s assessments as of any date subsequent to the date hereof. Accordingly, undue reliance should not be placed upon the forward-looking statements. ChargePoint cautions you that these forward-looking statements are subject to numerous risk and uncertainties, most of which are all difficult to predict and many of which are beyond the control of ChargePoint.
The following factors, among others, could cause actual results to differ materially from forward-looking statements:
•ChargePoint’s success in retaining or recruiting, or changes in, its officers, key employees or directors;
•changes in applicable laws or regulations;
•the impact of the coronavirus (“COVID-19”) pandemic on the overall economy and on ChargePoint’s results of operations, financial position and cash flows;
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

•incentives from governments or utilities may not materialize or may be reduced, which could reduce demand for EVs, or the portion of regulatory credits that customers claim may increase, which would reduce ChargePoint’s revenue from such incentives;
•the impact of competing technologies or technological changes could reduce the demand for EVs or otherwise adversely affect the EV market or our business;
•data security breaches or other network outages;
•ChargePoint’s ability to remediate its material weaknesses in internal control over financial reporting; and
•the possibility that ChargePoint may be adversely affected by other economic factors including macroeconomic conditions such as inflation, rising interest rates, foreign exchange volatility, slower growth or recession or other business factors or other competitive factors.
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

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ChargePoint Holdings, Inc. Unaudited Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets as of October 31, 2022 and January 31, 2022 (unaudited)	6
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended October 31, 2022 and 2021 (unaudited)	7
Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended October 31, 2022 and 2021 (unaudited)	8
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended October 31, 2022 and 2021 (unaudited)	9
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 2022 and 2021 (unaudited)	11
Notes to Condensed Consolidated Financial Statements (unaudited)	13

ChargePoint Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data, unaudited)

	October 31, 2022	January 31, 2022
Assets
Current assets:
Cash and cash equivalents	$188,273	$315,235
Restricted cash	400	400
Short-term investments	208,887	—
Accounts receivable, net of allowance of $8,200 as of October 31, 2022 and $5,584 as of January 31, 2022	123,028	75,939
Inventories	62,449	35,879
Prepaid expenses and other current assets	58,589	36,603
Total current assets	641,626	464,056
Property and equipment, net	38,706	34,593
Intangible assets, net	89,637	107,209
Operating lease right-of-use assets	21,890	25,535
Goodwill	201,742	218,484
Other assets	6,982	6,020
Total assets	$1,000,583	$855,897

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$44,537	$27,576
Accrued and other current liabilities	111,910	84,328
Deferred revenue	81,912	77,142
Total current liabilities	238,359	189,046
Deferred revenue, noncurrent	93,306	69,666
Debt, noncurrent	294,635	—
Operating lease liabilities	22,309	25,370
Deferred tax liabilities	12,349	17,697
Other long-term liabilities	1,035	7,104
Total liabilities	661,993	308,883
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Common stock: $0.0001 par value; 1,000,000,000 shares authorized as of October 31, 2022 and January 31, 2022; 341,531,034 and 334,760,615 shares issued and outstanding as of October 31, 2022 and January 31, 2022, respectively	34	33
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of October 31, 2022 and January 31, 2022; 0 issued and outstanding as of October 31, 2022 and January 31, 2022	—	—
Additional paid-in capital	1,451,711	1,366,855
Accumulated other comprehensive loss	(35,054)	(8,219)
Accumulated deficit	(1,078,101)	(811,655)
Total stockholders’ equity	338,590	547,014
Total liabilities and stockholders’ equity	$1,000,583	$855,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Revenue
Networked charging systems	$97,592	$47,511	$241,291	$115,185
Subscriptions	21,670	13,397	59,561	36,303
Other	6,079	4,126	14,415	10,177
Total revenue	125,341	65,034	315,267	161,665
Cost of revenue
Networked charging systems	85,821	38,720	216,439	97,846
Subscriptions	13,400	7,637	37,305	21,107
Other	3,439	2,621	8,581	6,662
Total cost of revenue	102,660	48,978	262,325	125,615
Gross profit	22,681	16,056	52,942	36,050
Operating expenses
Research and development	48,132	36,751	148,237	102,535
Sales and marketing	35,382	24,361	101,842	62,258
General and administrative	22,445	20,268	66,339	57,467
Total operating expenses	105,959	81,380	316,418	222,260
Loss from operations	(83,278)	(65,324)	(263,476)	(186,210)
Interest income	1,905	25	3,471	72
Interest expense	(2,606)	(3)	(6,467)	(1,502)
Change in fair value of redeemable convertible preferred stock warrant liability	—	—	—	9,237
Change in fair value of common stock warrant liabilities	—	(2,429)	(24)	30,911
Change in fair value of contingent earnout liability	—	—	—	84,420
Transaction costs expensed	—	—	—	(7,031)
Other expense, net	(943)	(2,025)	(2,646)	(2,200)
Net loss before income taxes	(84,922)	(69,756)	(269,142)	(72,303)
Benefit from income taxes	(442)	(314)	(2,696)	(211)
Net loss	$(84,480)	$(69,442)	$(266,446)	$(72,092)
Cumulative dividends on redeemable convertible preferred stock	—	—	—	(4,292)
Deemed dividends attributable to vested option holders	—	—	—	(51,855)
Deemed dividends attributable to common stock warrant holders	—	—	—	(110,635)
Net loss attributable to common stockholders - Basic	$(84,480)	$(69,442)	$(266,446)	$(238,874)
Gain attributable to earnout shares issued	—	—	—	(84,420)
Change in fair value of dilutive warrants	—	—	—	(51,106)
Net loss attributable to common stockholders - Diluted	$(84,480)	$(69,442)	$(266,446)	$(374,400)
Weighted average shares outstanding - Basic	339,595,385	325,034,920	337,037,111	286,025,483
Weighted average shares outstanding - Diluted	339,595,385	325,034,920	337,037,111	292,575,318
Net loss per share - Basic	$(0.25)	$(0.21)	$(0.79)	$(0.84)
Net loss per share - Diluted	$(0.25)	$(0.21)	$(0.79)	$(1.28)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Net loss	$(84,480)	$(69,442)	$(266,446)	$(72,092)
Other comprehensive loss:
Foreign currency translation adjustment	(5,943)	(526)	(25,446)	(531)
Unrealized loss on short-term investments, net of tax	(86)	—	(1,389)	—
Other comprehensive loss	(6,029)	(526)	(26,835)	(531)
Comprehensive loss	$(90,509)	$(69,968)	$(293,281)	$(72,623)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data, unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’Equity
	Shares	Amount
Balances as of January 31, 2022	334,760,615	$33	$1,366,855	$(8,219)	$(811,655)	$547,014
Issuance of common stock under stock plans, net of tax withholding	1,631,104	1	772	—	—	773
Issuance of common stock upon exercise of warrants	16,948	—	48	—	—	48
Issuance of common stock upon ESPP purchase	263,962	—	3,920	—	—	3,920
Vesting of early exercised stock options	—	—	17	—	—	17
Stock-based compensation	—	—	15,527	—	—	15,527
Net loss	—	—	—	—	(89,266)	(89,266)
Other comprehensive loss	—	—	—	(12,941)	—	(12,941)
Balances as of April 30, 2022	336,672,629	$34	$1,387,139	$(21,160)	$(900,921)	$465,092
Issuance of common stock under stock plans, net of tax withholding	2,147,834	—	728	—	—	728
Vesting of early exercised stock options	—	—	15	—	—	15
Stock-based compensation	—	—	26,419	—	—	26,419
Net loss	—	—	—	—	(92,700)	(92,700)
Other comprehensive loss	—	—	—	(7,865)	—	(7,865)
Balances as of July 31, 2022	338,820,463	$34	$1,414,301	$(29,025)	$(993,621)	$391,689
Issuance of common stock under stock plans, net of tax withholding	1,435,049	—	314	—	—	314
Issuance of common stock upon exercise of warrants	936,764	—	6,354	—	—	6,354
Issuance of common stock upon ESPP purchase	343,422	—	5,027	—	—	5,027
Vesting of early exercised stock options	—	—	17	—	—	17
Repurchase of unvested restricted shares	(4,664)	—	—	—	—	—
Stock-based compensation	—	—	25,698	—	—	25,698
Net loss	—	—	—	—	(84,480)	(84,480)
Other comprehensive loss	—	—	—	(6,029)	—	(6,029)
Balances as of October 31, 2022	341,531,034	$34	$1,451,711	$(35,054)	$(1,078,101)	$338,590

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) - (continued)
(in thousands, except share data, unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares(1)	Amount	Shares(1)	Amount
Balances as of January 31, 2021	182,934,257	$615,697	22,961,032	$2	$62,736	$155	$(679,414)	$(616,521)
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization, including impact of Series H-1 paid in kind dividend	(182,934,257)	(615,697)	194,060,336	20	615,677	—	—	615,697
Reclassification of Legacy ChargePoint preferred stock warrant liability upon the reserve capitalization	—	—	—	—	66,606	—	—	66,606
Issuance of common stock upon the reverse recapitalization, net of issuance costs	—	—	60,746,989	6	200,460	—	—	200,466
Issuance of common stock upon exercise of warrants	—	—	9,766,774	1	225,375	—	—	225,376
Contingent earnout liability recognized upon the closing of the reverse recapitalization	—	—	—	—	(828,180)	—	—	(828,180)
Issuance of earnout shares upon triggering events, net of tax withholding	—	—	17,539,657	2	488,303	—	—	488,305
Reclassification of remaining contingent earn-out liability upon triggering event	—	—	—	—	242,640	—	—	242,640
Vesting of early exercised stock options	—	—	—	—	78	—	—	78
Repurchase of early exercised common stock	—	—	(1,588)	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,577	—	—	7,577
Net loss	—	—	—	—	—	—	82,289	82,289
Other comprehensive income	—	—	—	—	—	7	—	7
Balances as of April 30, 2021	—	$—	305,073,200	$31	$1,081,272	$162	$(597,125)	$484,340
Issuance of common stock upon release of restricted stock units	—	—	652,901	—	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	4,378,568	—	113,608	—	—	113,608
Issuance of common stock upon exercise of vested stock options	—	—	3,292,219	—	1,761	—	—	1,761
Issuance of earnout shares upon triggering events, net of tax withholding	—	—	8,773,596	1	(8,081)	—	—	(8,080)
Vesting of early exercised stock options	—	—	—	—	40	—	—	40
Stock-based compensation	—	—	—	—	28,293	—	—	28,293
Net loss	—	—	—	—	—	—	(84,938)	(84,938)
Other comprehensive loss	—	—	—	—	—	(12)	—	(12)
Balances as of July 31, 2021	—	$—	322,170,484	$32	$1,216,893	$150	$(682,063)	$535,012
Issuance of common stock under stock plans, net of tax withholding	—	—	1,741,713	—	976	—	—	976
Issuance of common stock upon exercise of warrants	—	—	1,379,800	—	1,264	—	—	1,264
Issuance of common stock pursuant to business combinations	—	—	5,695,176	1	102,057	—	—	102,058
Vesting of early exercised stock options	—	—	—	—	35	—	—	35
Stock-based compensation	—	—	—	—	16,022	—	—	16,022
Net loss	—	—	—	—	—	—	(69,442)	(69,442)
Other comprehensive loss	—	—	—	—	—	(526)	—	(526)
Balances as of October 31, 2021	—	$—	330,987,173	$33	$1,337,247	$(376)	$(751,505)	$585,399

(1)The shares of the Company’s common and redeemable convertible preferred stock prior to the Merger (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 0.9966 established in the Merger as described in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended October 31,
	2022	2021
Cash flows from operating activities
Net loss	$(266,446)	$(72,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,562	10,158
Non-cash operating lease cost	3,539	3,066
Stock-based compensation	67,644	51,893
Amortization of deferred contract acquisition costs	1,729	1,291
Change in fair value of redeemable convertible preferred stock warrant liability	—	(9,237)
Change in fair value of common stock warrant liabilities	24	(30,911)
Change in fair value of contingent earnout liability	—	(84,420)
Transaction costs expensed	—	7,031
Reserves and other	11,490	1,833
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(50,402)	(26,579)
Inventories	(30,057)	3,498
Prepaid expenses and other assets	(24,730)	(18,879)
Operating lease liabilities	(3,603)	(2,193)
Accounts payable	14,551	10,633
Accrued and other liabilities	12,638	16,110
Deferred revenue	28,410	29,715
Net cash used in operating activities	(216,651)	(109,083)
Cash flows from investing activities
Purchases of property and equipment	(14,142)	(12,064)
Maturities of investments	75,000	—
Purchases of short-term investments	(284,835)	—
Cash paid for acquisitions, net of cash acquired	(2,756)	(205,329)
Net cash used in investing activities	(226,733)	(217,393)
Cash flows from financing activities
Proceeds from the exercise of warrants	6,354	118,845
Proceeds from issuance of debt, net of discount and issuance costs	293,972	—
Merger and PIPE financing	—	511,646
Payments of transaction costs related to Merger	—	(32,468)
Payment of tax withholding obligations on settlement of earnout shares	—	(20,895)
Repayment of borrowings	—	(36,051)
Proceeds from the issuance of common stock under employee equity plans, net of tax withholding	10,760	4,214
Change in driver funds and amounts due to customers	6,911	1,933
Net cash provided by financing activities	317,997	547,224
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,575)	(748)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(126,962)	220,000
Cash, cash equivalents, and restricted cash at beginning of period	315,635	145,891
Cash, cash equivalents, and restricted cash at end of period	$188,673	$365,891

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Cash Flows - (continued)
Nine Months Ended October 31, 2022 and 2021
(in thousands, unaudited)

	Nine Months Ended October 31,
	2022	2021
Supplementary cash flow information
Cash paid for interest	$4,929	$346
Cash paid for taxes	$295	$119
Supplementary cash flow information on noncash investing and financing activities
Right-of-use assets obtained in exchange for lease liabilities	$—	$4,737
Acquisitions of property and equipment included in accounts payable and accrued and other current liabilities	$1,566	$1,939
Vesting of early exercised stock options	$49	$—
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization	$—	$615,697
Reclassification of Legacy ChargePoint redeemable convertible preferred stock warrant liability upon the reverse capitalization	$—	$66,606
Contingent earnout liability recognized upon the closing of the reverse recapitalization	$—	$828,180
Reclassification of remaining contingent earnout liability upon triggering event	$—	$242,640
Issuance of common stock in connection with acquisitions	$—	$102,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.Description of Business and Basis of Presentation
ChargePoint Holdings, Inc. (“ChargePoint” or the “Company,” “it,” “its”) designs, develops and markets networked electric vehicle (“EV”) charging system infrastructure (“Networked Charging Systems”), connected through cloud-based services (“Cloud” or “Cloud Services”) which (i) enable charging system owners, or hosts, to manage their Networked Charging Systems, and (ii) enable drivers to locate, reserve and authenticate Networked Charging Systems, and to transact EV charging sessions on those systems. ChargePoint’s Networked Charging Systems, subscriptions and other offerings provide an open platform that integrates with system hardware from ChargePoint and other manufacturers, connecting systems over an intelligent network that provides real-time information about charging sessions and full control, support and management of the Networked Charging Systems. This network also provides multiple web-based portals for charging system owners, fleet managers, drivers and utilities.
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
Basis of Presentation
The condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended January 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 4, 2022, which provides a more complete discussion of the Company’s accounting policies and certain other information. The information as of January 31, 2022, included on the condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position as of October 31, 2022, the results of operations for the three and nine months ended October 31, 2022 and 2021, and cash flows for the nine months ended October 31, 2022 and 2021. The results of operations for the three and nine months ended October 31, 2022, are not necessarily indicative of the results that may be expected for the year ending January 31, 2023.
The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has been engaged in developing and marketing its product offerings, raising capital and recruiting personnel. The Company’s operating plan may change as a result of many factors currently unknown and there can be no assurance that the current operating plan will be achieved at the levels or in the time frame anticipated by the Company, and it may need to seek additional funds sooner than planned. If adequate funds are not available to the Company on a timely basis, it may be required to delay, limit, reduce, or terminate certain commercial efforts, or to pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of the Company’s stockholders. The Company has incurred net operating losses and negative cash flows from operations every year since inception and expects this to continue for the foreseeable future. As of October 31, 2022, the Company had an accumulated deficit of $1,078.1 million.
The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock, convertible notes, exercise proceeds from options and warrants, borrowings under loan facilities, customer payments and proceeds from the Reverse Recapitalization (as defined below). The Company had cash, short-term investments and restricted cash of $397.6 million as of October 31, 2022. As of December 8, 2022, the date on which these condensed consolidated

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
financial statements were issued, the Company believes that its cash on hand, together with cash generated from sales to customers, will satisfy its working capital and capital requirements for at least the next twelve months.
The Company’s assessment of the period of time its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties. The Company’s actual results could vary as a result of, and its near- and long-term future capital requirements will depend on, many factors, including its growth rate, subscription renewal activity, the timing and extent of spending to support its acquisitions, infrastructure and research and development efforts, the expansion of sales and marketing activities, the timing of new introductions of products or features, the continuing market adoption of its Networked Charging Systems and Cloud Services platform, and the overall market acceptance of EVs. The Company has and may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. The Company has based its estimates on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. The Company may be required to seek additional equity or debt financing. Future liquidity and cash requirements will depend on numerous factors, including market penetration, the introduction of new products, and potential acquisitions of related businesses or technology. If additional financing is required from outside sources, the Company may not be able to raise it on acceptable terms or at all. If the Company is unable to raise additional capital when desired, or if it cannot expand its operations or otherwise capitalize on its business opportunities because it lacks sufficient capital, its business, operating results and financial condition would be materially adversely affected.
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
2.Summary of Significant Accounting Policies
Other than policies noted below, there have been no significant changes to the significant accounting policies disclosed in Note 2 of the audited consolidated financial statements as of January 31, 2022 and 2021 and for the years ended January 31, 2022, 2021 and 2020 included in ChargePoint’s Annual Report on Form 10-K filed with the SEC on April 4, 2022.
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results and outcomes could differ significantly from the Company’s estimates, judgments and assumptions. Significant estimates include determining standalone selling price for performance obligations in contracts with customers, the estimated expected benefit period for deferred contract acquisition costs, allowances for credit losses, inventory reserves, loss on purchase commitment, the useful lives of long-lived assets, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation of redeemable convertible preferred stock warrants and Common Stock warrants, including Common Stock warrants as a result of the Merger, contingent earnout liabilities, valuation of acquired goodwill and intangible assets, the value of Common Stock and other assumptions used to measure stock-based compensation, and the valuation of deferred income tax assets and uncertain tax positions. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.

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
Concentration of credit risk with respect to trade accounts receivable is considered to be limited due to the diversity of the Company’s customer base and geographic sales areas. As of October 31, 2022 and January 31, 2022, no customer individually accounted for 10% or more of accounts receivable, net. For the three and nine months ended October 31, 2022 and 2021, there were no customers that represented 10% or more of total revenue.
The Company’s revenue is concentrated in the infrastructure needed for charging EVs, an industry which is highly competitive and rapidly changing. Significant technological changes within the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect the Company’s business, operating results and financial condition.
Supply chain disruptions and COVID-19
The COVID-19 pandemic continues to affect the Company’s business, including as a result of changes in consumer and business behavior, investor fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 has disrupted the Company’s supply chain and heightened its material, freight and logistic costs, and has similarly disrupted manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, which has led to fluctuations in EV sales in markets around the world. These ongoing supply chain challenges and heightened logistic costs decreased gross margins in the three and nine months ended October 31, 2022, and the Company expects that gross margins will continue to be adversely affected by increased material costs and freight and logistic expenses through the remainder of the fiscal year ending January 31, 2023.
As a result of the COVID-19 pandemic, the Company initially modified its business practices (including reducing employee travel, recommending that all non-essential personnel work from home and canceling or reducing physical participation in sales activities, meetings, events and conferences), implemented additional safety protocols for essential workers, and implemented temporary cost-cutting measures in order to reduce its operating costs. In May 2022, the Company commenced a “return-to-office” plan, which includes shifting to a hybrid model where employees have the flexibility to work from home or from the office. The ongoing COVID-19 pandemic has resulted in government authorities implementing numerous measures to try to contain the COVID-19 virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders and business shutdowns. While these measures may be relaxed or revised in some areas, there is no guarantee these measures will not be reinstated or resumed due to new or emerging variants of COVID-19 or the inability or ineffectiveness of other public health measures to limit the further spread of COVID-19. The Company may take further actions as may be required by government authorities or that it determines are in the best interests of its employees, customers, suppliers, vendors and business partners as the result of the COVID-19 pandemic.
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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
travel to customers and potential customers, all of which could adversely affect the Company’s business, results of operations and financial condition.

Additionally, global economic uncertainty due to the impacts of the COVID-19 pandemic and other macroeconomic conditions, including inflation, interest rate pressures and labor market disruptions, and related growing concerns of a potential recession, have impacted customer behavior related to discretionary spending and sentiment and could continue to impact such behaviors in the future. Any resulting decline in the ability or willingness of customers, fleet owners and operators to purchase our products or subscription services could have an adverse impact on our results of operations and financial condition.
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
Restricted cash of $0.4 million as of October 31, 2022 and January 31, 2022 relates to cash deposits restricted under letters of credit issued in support of trade agreements.
The reconciliation of cash, cash equivalents, and restricted cash to amounts presented in the consolidated condensed statements of cash flows was as follows:

	October 31, 2022	January 31, 2022
	(in thousands)
Cash and cash equivalents	$188,273	$315,235
Restricted cash	400	400
Total cash, cash equivalents, and restricted cash	$188,673	$315,635
Short-Term Investments
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
An impairment loss may be recognized when the decline in fair value of the debt securities is determined to be other-than-temporary. The Company evaluates its investments for other-than-temporary declines in fair value below the cost basis each quarter, or whenever events or changes in circumstances indicate that the cost basis of the short-term investments may not be recoverable. The evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis, as well as adverse conditions related specifically to the security, such as any changes to the credit rating of the security and the intent to sell or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. Credit-related impairment losses, not to exceed the amount that fair value is

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
less than the amortized cost basis, are recognized through an allowance for credit losses with changes in the allowance for credit losses recorded in other income (expense), net in the condensed consolidated statements of operations.
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
Remaining Performance Obligations
Remaining performance obligations represents the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancellable contracted amounts that will be invoiced and recognized as revenue in future periods. The Company’s Assure, Cloud and CPaaS subscription terms typically range from one to five years and are paid up-front. Revenue expected to be recognized from remaining performance obligations was $196.2 million as of October 31, 2022, of which 45% is expected to be recognized over the next twelve months.
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
The following table shows the total deferred revenue for each period presented.

	October 31, 2022	January 31, 2022
	(in thousands)
Deferred revenue	$175,218	$146,808
Total deferred revenue	$175,218	$146,808

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table shows the revenue recognized that was included in the deferred revenue balance at the beginning of the period.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)
Deferred revenue recognized	$13,275	$9,200	$50,993	$31,800
Total deferred revenue recognized	$13,275	$9,200	$50,993	$31,800
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
Reclassifications of Prior Period Presentation
Certain prior period amounts have been reclassified for consistency with the current year presentation.
For the nine months ended October 31, 2021, “deferred tax benefit” was reclassified to the “reserves and other” line item within the net cash used in operating activities section of the condensed consolidated statements of cash flows instead of being separately stated as in prior period presentations.
Accounting Pronouncements
Recently Issued Accounting Standards
In March 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-02, “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures,” which addresses areas identified by the FASB as part of its post-implementation review of ASU 2016-13, “Financial Instruments--Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) that introduced the current expected credit losses (“CECL”) model. The new guidance eliminates the accounting guidance for troubled debt restructurings by creditors that have already adopted the CECL model and enhances the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the new guidance requires a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination. The guidance will be effective for public business entities that have adopted ASU 2016-13 for fiscal years beginning after December 31, 2022, including interim periods within those fiscal years. The Company is currently assessing the impact of this guidance on its condensed consolidated financial statements and related disclosures.
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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
There were no measurement period adjustments for the three and nine months ended October 31, 2022.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4.Goodwill and Intangible Assets
Goodwill
The following table summarizes the changes in carrying amounts of goodwill (in thousands):

Balance as of January 31, 2022	$218,484
Foreign exchange fluctuations	(16,742)
Balance as of October 31, 2022	$201,742
There was no impairment recognized for the three and nine months ended October 31, 2022 and 2021.
The following table presents the details of intangible assets:

	October 31, 2022
	Cost (1)	Accumulated Amortization (1)	Net (1)	Useful Life
	(amounts in thousands, useful lives in years)
Customer Relationships	$84,823	$(9,324)	$75,499	10
Developed Technology	17,400	(3,262)	14,138	6
	$102,223	$(12,586)	$89,637
_______________
(1) Values are translated into U.S. Dollars at period-end foreign exchange rates.

	January 31, 2022
	Cost (1)	Accumulated Amortization (1)	Net (1)	Useful Life
	(amounts in thousands, useful lives in years)
Customer Relationships	$93,065	$(3,223)	$89,842	10
Developed Technology	18,731	(1,364)	17,367	6
	$111,796	$(4,587)	$107,209
_______________
(1) Values are translated into U.S. Dollars at period-end foreign exchange rates.
Amortization expense for customer relationships and developed technology is shown as sales and marketing and cost of revenue, respectively, in the condensed consolidated statements of operations. The acquired intangible assets and goodwill are subject to impairment review at least annually on December 31st.
Acquisition-related intangible assets included in the above table are finite-lived and are carried at cost less accumulated amortization. Intangible assets are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized.
The following table presents the amortization expense related to intangible assets:

	Three months ended October 31,		Nine months ended October 31,
	2022	2021	2022	2021
	(in thousands)
Amortization expense	$2,837	$1,519	$8,653	$1,519
Total amortization expense	$2,837	$1,519	$8,653	$1,519

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5.Fair Value Measurements
The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

	Fair Value Measured as of October 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds	$92,475	$—	$—	$92,475
U.S. Treasury securities	—	208,887	—	208,887
Total financial assets	$92,475	$208,887	$—	$301,362
Liabilities
Contingent earnout liability recognized upon acquisition of ViriCiti (ViriCiti Earnout)	—	—	5,337	5,337
Total financial liabilities	$—	$—	$5,337	$5,337

	Fair Value Measured as of January 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds	$254,716	$—	$—	$254,716
Total financial assets	$254,716	$—	$—	$254,716
Liabilities
Common stock warrant liabilities (Private Placement)	$—	$—	$25	$25
Contingent earnout liability recognized upon acquisition of ViriCiti (ViriCiti Earnout)	—	—	5,993	5,993
Total financial liabilities	$—	$—	$6,018	$6,018
The money market funds were classified as cash and cash equivalents on the condensed consolidated balance sheets. The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of October 31, 2022 and January 31, 2022. Realized gains and losses, net of tax, were not material for any of the periods presented. Short-term investments, consisting of U.S. treasury securities, were classified as available-for-sale on purchase date and recorded at fair value on the condensed consolidated balance sheets (See Note 6, Short-Term Investments).
As of October 31, 2022 and January 31, 2022, the Company had no investments with a contractual maturity of greater than one year.
The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments:

	Private placement warrant liability	ViriCiti Earnout liability
	(in thousands)
Fair value as of January 31, 2022	$(25)	$(5,993)
Change in fair value included in other income (expense), net	(23)	—
Effect of foreign currency translation	—	656
Reclassification of warrants to stockholders’ equity (deficit) due to exercise	48	—
Fair value as of October 31, 2022	$—	$(5,337)

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Redeemable convertible preferred stock warrant liability	Private placement warrant liability	Earnout liability	ViriCiti Earnout liability
	(in thousands)
Fair value as of January 31, 2021	$(75,843)	$—	$—	$—
Private placement warrant liability acquired as part of the Merger	—	(127,888)	—	—
Contingent earnout liability recognized upon the closing of the reverse recapitalization	—	—	(828,180)	—
Change in fair value included in other income (expense), net	9,237	46,835	84,420	—
Reclassification of warrants to stockholders’ equity (deficit) due to exercise	—	51,771	—	—
Reclassification of Legacy ChargePoint preferred stock warrant liability upon the reverse capitalization	66,606	—	—	—
Issuance of earnout shares upon triggering events	—	—	501,120	—
Reclassification of remaining contingent earnout liability upon triggering event	—	—	242,640	—
Contingent Earnout liability recognized upon the acquisition of ViriCiti (ViriCiti Earnout)	—	—	—	(3,856)
Fair value as of October 31, 2021	$—	$(29,282)	$—	$(3,856)
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
ViriCiti Earnout Liability
On August 11, 2021, the Company acquired all of the outstanding shares of ViriCiti. The purchase price consideration included the ViriCiti Earnout, which was consideration contingent on meeting certain revenue targets through January 31, 2023. The fair value of the ViriCiti Earnout liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The ViriCiti Earnout liability was valued using a Monte Carlo simulation valuation model using a distribution of potential outcomes over the earnout period based on the most reliable information available. The liability is remeasured to fair value based upon the attainment against the revenue targets and changes in the fair value of earnout liabilities is presented in the consolidated statements of operations using Level 3 fair value inputs.
During the three months ended October 31, 2022, the Company did not revalue the ViriCiti Earnout liability as updated revenue expectations for the earnout period through January 2023 did not materially change. The change in the fair value of the ViriCiti Earnout liability of $0.7 million is due to foreign currency translation.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6.Short-Term Investments

Short-term investments consisted of the following:

	October 31, 2022
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$207,498	$—	$(1,389)	$208,887
	$207,498	$—	$(1,389)	$208,887
The amortized cost and fair value amounts include accrued interest receivable of $0.6 million as of October 31, 2022. There were no short-term investments as of January 31, 2022.
The U.S. treasury securities are debt securities stated on the condensed consolidated balance sheets at fair value based upon inputs other than quoted prices in active markets (Level 2 inputs). The Company recorded $0.1 million and $1.4 million unrealized losses as a component of other comprehensive loss for the three and nine months ended October 31, 2022, respectively. The Company did not recognize any gains or losses for the three and nine months ended October 31, 2021.
As of October 31, 2022, all of the available-for-sale debt securities were in a continuous unrealized loss position for less than twelve months. During the three and nine months ended October 31, 2022, the Company did not recognize credit-related impairment losses and had no ending allowance for credit losses. The decline in fair value below amortized cost basis was not considered other than temporary as it is more likely than not the Company will hold the debt securities until maturity or a recovery of the cost basis.
As of October 31, 2022, all of the marketable debt securities have contractual maturities of less than one year.
7.Composition of Certain Financial Statement Items
Inventories
Inventories consisted of the following:

	October 31, 2022	January 31, 2022
	(in thousands)
Raw materials	$15,285	$9,712
Finished goods and components	47,164	26,167
Total Inventories	$62,449	$35,879
Prepaid expense and other current assets
Prepaid expense and other current assets consisted of the following:

	October 31, 2022	January 31, 2022
	(in thousands)
Prepaid expense	$38,018	$16,951
Other current assets	20,571	19,652
Total Prepaid Expense and Other Current Assets	$58,589	$36,603

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Property and Equipment, net
Property and equipment, net consisted of the following:

	October 31, 2022	January 31, 2022
	(in thousands)
Furniture and fixtures	$1,169	$903
Computers and software	6,938	6,147
Machinery and equipment	23,296	16,193
Tooling	12,823	10,572
Leasehold improvements	9,269	10,549
Owned and operated systems	23,392	22,546
Construction in progress	2,864	2,720
	79,751	69,630
Less: Accumulated depreciation	(41,045)	(35,037)
Total Property and Equipment, Net	$38,706	$34,593
The following table presents the depreciation expense:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)
Depreciation expense	3,249	3,064	9,909	8,640
Total depreciation expense	$3,249	$3,064	$9,909	$8,640
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	October 31, 2022	January 31, 2022
	(in thousands)
Accrued expenses	$43,827	$31,865
Refundable customer deposits	13,055	9,409
Payroll and related expenses	18,594	16,131
Taxes payable	12,058	8,955
Other liabilities(1)	24,376	17,968
Total Accrued and Other Current Liabilities	$111,910	$84,328
(1) Beginning July 31, 2022, ViriCiti Earnout liability was reclassified from long-term liabilities to current liabilities as the Company expects the liability to be payable within twelve months of July 31, 2022.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Revenue
Revenue consisted of the following:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)
United States	$101,559	$54,561	$248,485	$139,321
Rest of World	23,782	10,473	66,782	22,344
Total revenue	$125,341	$65,034	$315,267	$161,665

8.Debt
2018 Loan
In July 2018, the Company entered into a term loan facility with certain lenders (“2018 Loan”) with a borrowing capacity of $45.0 million to finance working capital and repay all outstanding amounts owed under previous loans. The Company borrowed $35.0 million, with issuance costs of $1.1 million and net proceeds of $33.9 million. The 2018 Loan was secured by substantially all of the Company’s assets, contained customary affirmative and negative covenants, and required the Company to maintain minimum cash balances and attain certain customer billing targets. The 2018 Loan had a five-year maturity and interest was calculated at London Inter-Bank Offered Rate (“LIBOR”) plus 6.55%. The 2018 Loan agreement was amended on March 20, 2019, to extend the interest-only monthly payments through June 30, 2021, to be followed by equal monthly payments of principal and interest.
Transaction costs upon entering into the 2018 Loan were recorded as debt discount and were amortized over the term of the 2018 Loan.
Total interest expense incurred during the three and nine months ended October 31, 2022 and 2021 in connection with the 2018 Loan was nil and $1.5 million, respectively.
In March 2021, the Company repaid the entire loan balance of $35.0 million plus accrued interest and prepayment fees of $1.2 million.
2027 Convertible Notes
The following table presents the Company’s convertible debt outstanding:

	October 31, 2022
	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount	Estimated Fair Value
	(in thousands)
2027 Convertible Notes	$300,000	$(5,365)	$294,635	$235,000
Total long-term debt	$300,000	$(5,365)	$294,635	$235,000

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the Company’s interest expense related to convertible debt:

	Three Months Ended October 31,	Nine Months Ended October 31,
	2022	2022
	(in thousands)
Contractual interest expense	$2,305	$5,804
Amortization of debt discount and issuance costs	301	663
Total interest expense	$2,606	$6,467

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
The 2027 Convertible Notes bear interest at 3.50% per annum, to the extent paid in cash (“Cash Interest”), and 5.00% per annum, to the extent paid in kind through the issuance of additional 2027 Convertible Notes (“PIK Interest”). Interest is payable semi-annually in arrears on April 1st and October 1st of each year, beginning on October 1, 2022. The Company can elect to make any interest payment through Cash Interest, PIK Interest or any combination thereof.
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
Prior to January 1, 2027, the 2027 Convertible Notes will be convertible at the option of the holders only upon the occurrence of specified events and during certain periods, and will be convertible on or after January 1, 2027, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2027 Convertible Notes.
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
•during the five business days period after any ten consecutive trading days in which, if the trading price per $1,000 principal amount of 2027 Convertible Notes for each trading day of such ten consecutive trading day period is less than 98% of the product of the Company’s closing Common Stock price and the conversion rate of the 2027 Convertible Notes on each such trading day;
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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Additionally, if the Company undergoes a fundamental change or a change in control transaction (each such term as defined in the indenture governing the 2027 Convertible Notes), subject to certain conditions, holders may require the Company to purchase for cash all or any portion of their 2027 Convertible Notes. The fundamental change repurchase price will be 100% of the capitalized principal amount of the 2027 Convertible Notes, while the change in control repurchase price will be 125% of the capitalized principal amount of the 2027 Convertible Notes to be purchased, in each case plus any accrued and unpaid interest to, but excluding, the repurchase date.
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
As of October 31, 2022, the effective interest rate on the 2027 Convertible Notes was 3.93%. Amortization of debt discount and issuance costs is reported as a component of interest expenses and is computed using the straight-line method over the term of the 2027 Convertible Notes, which approximates the effective interest method.
The estimated fair value of the 2027 Convertible Notes, as of October 31, 2022 using Level 2 fair value inputs, was $235.0 million.
9.Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services related to, but not limited to, manufacturing, facilities and professional services under non-cancellable contracts. As of October 31, 2022, the Company had open purchase commitments for goods and services of $232.6 million, all of which are expected to be received by December 31, 2024.
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
The Company believes it has recorded adequate provisions for any such lawsuits, claims, and proceedings and, as of October 31, 2022, the Company believes it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in the condensed consolidated financial statements. Based on its experience, the Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted with certainty. While litigation is inherently unpredictable, the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the Company’s results of operations, cash flows and financial condition could be materially adversely affected in a particular period by the resolution of one or more of these contingencies. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved; and such changes are recorded in the accompanying condensed consolidated statements of operations during the period of the change and reflected in accrued and other current liabilities on the accompanying condensed consolidated balance sheets.

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
The following table presents future payments of lease liabilities under the Company's non-cancelable operating leases as of October 31, 2022 (in thousands):

(in thousands)
2023 (remaining three months)	$1,620
2024	6,086
2025	5,728
2026	4,766
2027	4,594
Thereafter	10,320
Total undiscounted operating lease payments	33,114
Less: imputed interest	(7,632)
Total operating lease liabilities	25,482
Less: current portion of operating lease liabilities	(3,173)
Operating lease liabilities, noncurrent	$22,309

10.Common Stock
As of October 31, 2022 and January 31, 2022, the Company was authorized to issue 1,000,000,000 shares of Common Stock, with a par value of $0.0001 per share. There were 341,531,034 and 334,760,615 shares issued and outstanding as of October 31, 2022 and January 31, 2022, respectively.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Common Stock Reserved for Future Issuance
Shares of Common Stock reserved for future issuance, on an as-if converted basis, were as follows:

	October 31, 2022	January 31, 2022
Stock options issued and outstanding	18,785,716	22,200,869
Restricted stock units outstanding	15,297,013	4,033,418
Common stock warrants outstanding	34,587,257	35,549,024
Shares available for grant under 2021 Equity Incentive Plan	40,060,867	36,370,596
Shares available for grant under 2021 ESPP	10,919,906	8,177,683
Shares available for conversion under 2027 Convertible Notes	20,743,081	—
Total shares of Common Stock reserved	140,393,840	106,331,590
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
During the three months ended October 31, 2022 and 2021, 936,764 and 1,491,243 Legacy Warrants were exercised resulting in the issuance of 936,764 and 1,379,036 shares of Common Stock, respectively. During the nine months ended October 31, 2022 and 2021, 951,332 and 3,176,428 Legacy Warrants were exercised resulting in the issuance of 949,987 and 2,866,560 shares of Common Stock, respectively.
During each of the three and nine months ended October 31, 2022, there was $6.4 million cash proceeds received for the exercise of Legacy Warrants. During each of the three and nine months ended October 31, 2021, there was $1.2 million cash proceeds received for the exercise of Legacy Warrants.
As of October 31, 2022, there were 34,587,257 Legacy Warrants outstanding, which are classified as equity.
Private Placement Warrants
The Private Placement Warrants were initially recognized as a liability on February 26, 2021, and remeasured to fair value as of any respective exercise dates. The Company recorded no gain or loss and an immaterial loss for the three and nine months ended October 31, 2022, and a gain (loss) of $(2.4) million and $30.9 million for the three and nine months ended October 31, 2021, respectively, classified within change in fair value of warrant liabilities in the condensed consolidated statements of operations.
The Private Placement Warrants were valued using assumptions under the BLM that assumes optimal exercise of the Company’s redemption option at the earliest possible date. On February 21, 2022, the Company redeemed the remaining

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Private Placement Warrants for 0.355 shares of Common Stock per warrant. As of October 31, 2022, there were no Private Placement Warrants outstanding.
Public Warrants
The Company’s publicly-traded warrants (“Public Warrants”) were initially recognized as a liability on February 26, 2021 and remeasured to fair value based upon the market price as warrants were exercised. On June 4, 2021 the Company issued a redemption notice pursuant to which all but 244,481 Public Warrants were exercised by the Public Warrant holders. At the conclusion of the redemption notice period on July 6, 2021, the Company redeemed the remaining 244,481 Public Warrants outstanding for $0.01 per warrant. As of October 31, 2022 and January 31, 2022, no Public Warrants remained outstanding.
The Company recognized no gain or loss for the three and nine months ended October 31, 2022, and recognized no gain or loss and a $15.9 million loss for the three and nine months ended October 31, 2021, respectively, classified within change in fair value of warrant liabilities in the condensed consolidated statements of operations.
During the nine months ended October 31, 2022 and 2021, proceeds received for the exercise of Public Warrants were zero and $117.6 million, respectively.
Warrant Activity
Activity of warrants is set forth below:

	Legacy Warrants	Private Placement Warrants	Total Common Stock Warrants
Outstanding as of January 31, 2022	35,538,589	10,435	35,549,024
Warrants Exercised	(951,332)	(10,435)	(961,767)
Outstanding as of October 31, 2022	34,587,257	—	34,587,257
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
Upon the Closing, the contingent obligation to issue Earnout Shares was accounted for as a liability because the Earnout Triggering Events that determine the number of Earnout Shares required to be issued include events that are not solely indexed to the Common Stock of ChargePoint. The estimated fair value of the total Earnout Shares at the closing of the Merger on February 26, 2021, was $828.2 million based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout Period using the most reliable information available. Assumptions used in the valuation are described below.

	March 12, 2021	February 26, 2021
Current stock price	$27.84	$30.83
Expected volatility	72.00%	71.60%
Risk-free interest rate	0.85%	0.75%
Dividend rate	0.00%	0.00%
Expected term (years)	4.96	5.00

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The first two Earnout Triggering Events for up to 18,000,000 of the Earnout Shares occurred on March 12, 2021, and, after withholding some of these Earnout Shares to cover employee withholding tax obligations, 17,539,657 Earnout Shares were issued on March 19, 2021, and the estimated fair value of the earnout liability was remeasured to $743.7 million, including (i) $501.1 million related to the Earnout Shares issuable upon the occurrence of the Earnout Triggering Event associated with the $15.00 and $20.00 VWAP per-share thresholds based on the Common Stock price as of March 12, 2021, and (ii) $242.6 million related to the estimated fair value of earnout liability related to the remaining 9,000,000 Earnout Shares issuable upon the occurrence of the Earnout Triggering Event associated with the $30.00 VWAP per-share threshold based on a Monte Carlo simulation valuation model as of March 12, 2021, as described above. The change in fair value resulted in a gain of $84.4 million recognized in the condensed consolidated statement of operations for the three months ended April 30, 2021. Upon settlement of the first two tranches, the classification of the remaining 9,000,000 Earnout Shares of the third tranche was changed to equity on March 12, 2021, because the Earnout Shares became an instrument contingently issuable upon the occurrence of the Earnout Triggering Event associated with the $30.00 VWAP per-share threshold into a fixed number of shares of Common Stock that is not based on an observable market price or index other than the Company’s own stock price.
The third and final Earnout Triggering Event for up to 9,000,000 of the Earnout Shares associated with the $30.00 VWAP per-share threshold occurred on June 29, 2021, and, after the withholding of some of these Earnout Shares to cover employee withholding tax obligations, 8,773,596 Earnout Shares were issued on July 1, 2021. No further Earnout Shares remained contingently issuable as of October 31, 2022 and January 31, 2022.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

12.Equity Plans and Stock-based Compensation
The following sets forth the total stock-based compensation expense for employee equity plans included in the Company’s condensed consolidated statements of operations:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$1,145	$885	$3,271	$3,073
Research and development	10,200	5,840	27,598	20,198
Sales and marketing	4,962	2,251	12,793	7,018
General and administrative	9,391	7,046	23,982	21,604
Total stock-based compensation expense	$25,698	$16,022	$67,644	$51,893
The following sets forth the total stock-based compensation expense by award type:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)
Stock Options	$4,145	$4,411	$12,491	$16,429
RSUs	17,074	11,290	45,287	35,143
PRSUs	2,696	—	4,649	—
ESPP	1,783	321	5,217	321
Total stock-based compensation expense	$25,698	$16,022	$67,644	$51,893
The following sets forth the unrecognized stock-based compensation expense and the weighted average period they are expected to be recognized:

	October 31, 2022
	Unrecognized Stock-Based Compensation Expense	Weighted-Average Period
	(in thousands, except period in years)
Stock Options	$19,882	1.13
RSUs	158,662	3.32
PRSUs	19,498	2.67
ESPP	8,896	1.86
Total unrecognized stock-based compensation expense	$206,938
2021 Employee Stock Purchase Plan
On February 25, 2021, the stockholders of the Company approved the 2021 Employee Stock Purchase Plan (“2021 ESPP”). The 2021 ESPP permits participants to purchase shares of the Company’s Common Stock, up to the IRS allowable limit, through contributions (in the form of payroll deductions or otherwise to the extent permitted by the administrator) of up to 15% of their eligible compensation. The 2021 ESPP provides for consecutive, overlapping 24-month offering periods, subject to certain rollover and reset mechanisms as defined in the ESPP. Participants are permitted to purchase shares of the Company’s Common Stock at the end of each 6-month purchase period at 85% of the lower of the fair market value of the Company’s Common Stock on the first trading day of an offering period or on the last trading date in each purchase period. A participant may purchase a maximum of 10,000 shares of the Company’s Common Stock during a purchase period. Participants may end

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

their participation at any time during an offering and will be paid their accrued contributions that have not yet been used to purchase shares. Participation ends automatically upon termination of employment with the Company. The initial offering period is from October 1, 2021 through September 9, 2023. The 2021 ESPP allows for up to one increase in contribution during each purchase period. The pre- and post-modification fair values are calculated on the date of the modification. The 2021 ESPP offers a rollover feature that provides for an offering period to be rolled over to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. The 2021 ESPP rollover occurred when the Company’s closing stock price on March 10, 2022 was below the closing stock price on October 1, 2021, which triggered a new 24-month offering period through March 9, 2024. If an employee elects to increase his or her contribution, or the offering price resets an accounting modification occurs. The incremental expense as a result of such modifications was immaterial for the each of the three and nine months ended October 31, 2022.
Further, on the first day of each March during the term of the 2021 ESPP, commencing on March 1, 2021 and ending on (and including) March 1, 2040, the aggregate number of shares of Common Stock that may be issued under the 2021 ESPP shall automatically increase by a number equal to the lesser of (i) one percent (1%) of the total number of shares of Common Stock issued and outstanding on the last day of the preceding month, (ii) 5,400,000 shares of Common Stock (subject to standard anti-dilution adjustments), or (iii) a number of shares of Common Stock determined by the Company’s Board of Directors. As of October 31, 2022, 10,919,906 shares of Common Stock were available under the 2021 ESPP.
During the three and nine months ended October 31, 2022, 343,422 and 607,384 shares of Common Stock were purchased under the 2021 ESPP, respectively.
2021 Equity Incentive Plan
On February 25, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (“2021 EIP”). Under the 2021 EIP, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), and certain other awards which are settled in the form of shares of Common Stock issued under this 2021 EIP. On the first day of each March, beginning on March 1, 2021 and continuing through March 1, 2030, the 2021 EIP reserve will automatically increase by a number equal to the lesser of (a) 5% of the total number of shares of Common Stock actually issued and outstanding on the last day of the preceding month and (b) a number of shares of Common Stock determined by the Company’s Board of Directors. As of October 31, 2022, 40,060,867 shares of Common Stock were available under the 2021 EIP.
There were no options granted for the three and nine months ended October 31, 2022.
2017 Plan and 2007 Plan
In fiscal year 2022, the Company terminated its 2017 Stock Option Plan (the “2017 Plan”) and 2007 Stock Option Plan (the “2007 Plan”). As of October 31, 2022, 16,564,913 shares and 2,220,803 shares of Common Stock remained reserved for outstanding awards issued under the 2017 Plan and 2007 Plan, respectively. Stock-based awards forfeited, cancelled or repurchased from the above plans generally are returned to the pool of shares of Common Stock available for issuance under the 2021 EIP.
Restricted Stock Units
The 2021 EIP provides for the issuance of RSUs to employees and directors.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

A summary of RSUs outstanding under the 2021 EIP as of October 31, 2022 and changes during the period then ended is presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 31, 2022	4,033,418	$26.27
RSU granted	11,860,870	$12.82
RSU vested	(2,152,624)	$19.80
RSU forfeited	(711,405)	$18.02
Outstanding as of October 31, 2022	13,030,259	$15.55
Performance Restricted Stock Units
On June 1, 2022, pursuant to the 2021 EIP, the Company granted PRSUs to certain officers including the Company’s Chief Executive Officer. Subsequently, on September 1, 2022, the Company granted additional PRSUs to one of its newly hired officers. Vesting of the PRSUs is dependent upon the satisfaction of both market- and service-based conditions. The market-based condition is achieved if the closing price of the Company’s Common Stock is greater than or equal to the applicable stock price appreciation target for at least 20 consecutive trading days at any time during the period beginning the date of the grant and ending on the expiration date. There are three stock appreciation targets applicable to each PRSU award, the achievement of which will cause the market-based condition to be satisfied with respect to the following percentage of each award (each of which is called a tranche): $17 per share/25% of the total PRSUs, $22 per share/35% of the total PRSUs and $30 per share/40% of the total PRSUs.
For officers other than the Company’s Chief Executive Officer, the service-based conditions applicable to 1/20th of the PRSUs subject to each tranche will be satisfied if such officer remains in continuous service from the date of the grant until each PRSU vesting date occurring after June 20, 2022 or, if later, until the first PRSU vesting date after the applicable stock price appreciation target is achieved. The PRSUs vesting dates are each March 20th, June 20th, September 20th, and December 20th. For the Company’s Chief Executive Officer, the service-based conditions applicable to 1/12th of the PRSUs subject to each tranche will be satisfied if he remains in continuous service from the date of the grant until each PRSU vesting date occurring after June 20, 2024 or, if later, until the first PRSU vesting date after the applicable stock price appreciation target is achieved.
The Company records stock-based compensation based on the fair value of the PRSUs on grant date using the Monte-Carlo valuation. The weighted-average assumptions in the Monte-Carlo valuation used to determine the fair value of the PRSUs granted were as follows:

	June 1, 2022	September 1, 2022
Expected volatility	74.02%	72.09%
Risk-free interest rate	2.78%	3.26%
Dividend rate	—%	—%
Expected term (in years)	0.71 - 1.73	0.34 - 4.75
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
Expected dividend yield: the expected dividend rate is zero as the Company currently has no history or expectation of declaring dividends on its common stock.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Expected term: the expected term input for the award with a market condition is based upon the derived service period (“DSP”). The DSP represents the duration of the median of the distribution of stock-price paths on which the market condition is satisfied.
A summary of PRSUs outstanding under the 2021 EIP as of October 31, 2022 and changes during the fiscal year-to-date period then ended is presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 31, 2022	—	$—
PRSUs granted	2,266,754	$10.81
Outstanding as of October 31, 2022	2,266,754	$10.81
Stock Options Activity
A summary of options outstanding under the 2017 Plan and 2007 Plan as of October 31, 2022 and changes during the fiscal year-to-date period then ended is presented in the following table:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2022	22,200,869	$0.68	6.6	$292,362
Options exercised	(3,061,363)	$0.59
Options cancelled	(353,790)	$0.76
Outstanding as of October 31, 2022	18,785,716	$0.69	6.0	$249,585
Options vested and expected to vest as of October 31, 2022	18,743,799	$0.69	6.0	$249,031
Exercisable as of October 31, 2022	14,877,966	$0.68	5.7	$197,925
The options outstanding as of October 31, 2022, include the June 2020 grant of a stock option under the 2017 Plan to the Company’s Chief Executive Officer to purchase a total of 1.5 million shares of Common Stock (“CEO Award”) originally subject to both service and performance-based vesting conditions. No stock-based compensation expense had been recorded prior to the Merger,as the CEO Award was improbable of vesting before and after two modifications in each of September 2020 and December 2020, because the performance-based vesting condition was contingent upon the closing of the Merger. Accordingly, the Company commenced recognition of stock-based compensation expense for the CEO Award following the Merger in February 2021 when the only remaining vesting condition applicable to the CEO Award was service-based. As of October 31, 2022, the total unrecognized compensation expense related to the unvested portion of the CEO Award was $17.6 million, which is expected to be recognized over a period of 1.25 years.
13.Income Taxes
The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter. The effective income tax rate was 0.5% and 1.0% for the three and nine months ended October 31, 2022, respectively. The effective tax rate was nil for each of the three and nine months ended October 31, 2021. The effective tax rate differs from the U.S. statutory rate primarily due to the full valuation allowances on the Company’s net domestic deferred tax assets as it is more likely than not that all of the deferred tax assets will not be realized.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

14.Basic and Diluted Net Loss per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three and nine months ended October 31, 2022 and 2021:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(in thousands, except share and per share data)
Numerator:
Net loss	$(84,480)	$(69,442)	$(266,446)	$(72,092)
Adjust: Cumulative dividends on redeemable convertible preferred stock	—	—	—	(4,292)
Adjust: Deemed dividends attributable to vested option holders	—	—	—	(51,855)
Adjust: Deemed dividends attributable to common stock warrant holders	—	—	—	(110,635)
Net loss attributable to common stockholders - Basic	(84,480)	(69,442)	(266,446)	(238,874)
Less: Gain attributable to earnout shares issued	—	—	—	(84,420)
Less: Change in fair value of dilutive warrants	—	—	—	(51,106)
Net loss attributable to common stockholders - Diluted	$(84,480)	$(69,442)	$(266,446)	$(374,400)
Denominator:
Weighted average common shares outstanding	339,674,302	325,223,132	337,135,962	286,272,045
Less: Weighted average unvested restricted shares and shares subject to repurchase	(78,917)	(188,212)	(98,851)	(246,562)
Weighted average shares outstanding - Basic	339,595,385	325,034,920	337,037,111	286,025,483
Add: Earnout Shares under the treasury stock method	—	—	—	4,948,794
Add: Public and Private Placement Warrants under the treasury stock method	—	—	—	1,601,041
Weighted average shares outstanding - Diluted	339,595,385	325,034,920	337,037,111	292,575,318

Net loss per share - Basic	$(0.25)	$(0.21)	$(0.79)	$(0.84)
Net loss per share - Diluted	$(0.25)	$(0.21)	$(0.79)	$(1.28)
As a result of the Merger, the Company retroactively adjusted the weighted average number of shares of Common Stock outstanding prior to the Closing Date by multiplying them by the Exchange Ratio of 0.9966 used to determine the number of shares of Common Stock into which they converted. The Common Stock issued as a result of the redeemable convertible preferred stock conversion on the Closing Date was included in the basic net loss per share calculation on a prospective basis.
Redeemable convertible preferred stock and preferred stock warrants outstanding prior to the Merger were excluded from the diluted net loss per share calculation for the nine-month period ended October 31, 2021, because including them would have had an antidilutive effect.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The potential shares of Common Stock that were excluded from the computation of diluted net loss per share attributable to common stockholders at each period end because including them would have had an antidilutive effect were as follows:

	October 31, 2022	October 31, 2021
2027 Convertible Notes (on an as-converted basis)	12,483,569	—
Options to purchase common stock	18,785,716	24,855,043
Restricted stock units	13,030,259	3,906,058
Unvested early exercised common stock options	67,318	164,778
Common stock and preferred stock warrants	34,587,257	35,584,603
Employee stock purchase plan	1,660,491	942,335
Total potentially dilutive common share equivalents	80,614,610	65,452,817
15.Subsequent Events
On November 17, 2022, the Company entered into a secured letter of credit agreement with a financial institution (the “LOC Facility”) to obtain letters of credit from time to time in the ordinary course of operating its business. On the same day the LOC Facility was established, the Company issued a $30.0 million letter of credit to one of its contract manufacturers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of the financial condition and results of operations of ChargePoint Holdings, Inc. (“ChargePoint” or the “Company”) should be read in conjunction with ChargePoint’s condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report, and the audited consolidated financial statements for the year ended January 31, 2022 and related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 4, 2022. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. ChargePoint’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Part II, Item 1A of this Quarterly Report.

Overview
ChargePoint designs, develops and markets networked electric vehicle (“EV”) charging system infrastructure (“Networked Charging Systems”), connected through cloud-based services (“Cloud” or “Cloud Services”) which (i) enable charging system owners, or hosts, to manage their Networked Charging Systems, and (ii) enable drivers locate, reserve and authenticate Networked Charging Systems, and to transact EV charging sessions on those systems. ChargePoint’s Networked Charging Systems, subscriptions and other offerings provide an open platform that integrates with system hardware from ChargePoint and other manufacturers, connecting systems over an intelligent network that provides real-time information about charging sessions and full control, support and management of the Networked Charging Systems. This network provides multiple web-based portals for charging system owners, fleet managers, drivers and utilities.
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
On February 26, 2021 (“Closing Date”), Switchback Energy Acquisition Corporation (“Switchback”) consummated the previously announced transactions pursuant to which Lightning Merger Sub Inc., a wholly owned subsidiary of Switchback (“Lightning Merger Sub”), merged with ChargePoint, Inc. (“Legacy ChargePoint”) pursuant to a Merger Agreement and Plan of Merger dated as of September 23, 2020, by and among the Company, Lightning Merger Sub, and Switchback (“Merger Agreement”). Legacy ChargePoint survived as a wholly-owned subsidiary of Switchback (“Merger” and, collectively with the other transactions described in the Merger Agreement, the “Reverse Recapitalization”). Further, as a result of the Merger, Switchback was renamed “ChargePoint Holdings, Inc.” References to ChargePoint throughout this Quarterly Report prior to the Merger are references to Legacy ChargePoint.
Since its inception in 2007, ChargePoint has been engaged in developing and marketing its Networked Charging Systems, subscriptions and other offerings, raising capital and recruiting personnel. ChargePoint has incurred net operating losses and negative cash flows from operations every year since its inception. As of October 31, 2022, ChargePoint had an accumulated deficit of $1,078.1 million. ChargePoint has funded its operations primarily from customer payments, the issuance of redeemable convertible preferred stock and convertible notes, exercise proceeds from options and warrants, borrowings under loan facilities and proceeds from the Reverse Recapitalization.
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
Growth in EV Adoption
ChargePoint’s revenue growth is directly tied to the number of passenger and commercial EVs sold, which it believes drives the demand for charging infrastructure. The market for EVs is still rapidly evolving and although demand for EVs has grown in recent years, there is no guarantee of such future demand. Factors impacting the adoption of EVs include but are not limited to perceptions about EV features, quality, safety, performance and cost; perceptions about the limited range over which EVs may be driven on a single battery charge; volatility in the cost of oil and gasoline; availability of services for EVs; consumers’ perception about the convenience and cost of charging EVs; and increases in fuel efficiency. In addition, macroeconomic factors, including governmental mandates and incentives and the impact of rising interest rates, inflation and a potential economic recession, could impact demand for EVs, particularly since they can be more expensive to purchase than traditional gasoline-powered vehicles. Further, geopolitical factors, such as the ongoing COVID-19 pandemic and the invasion of Ukraine by Russia, may negatively impact the global automotive supply chain and reduce the manufacturing of automobiles, including EVs. If the market for EVs does not develop as expected or if there is any slow-down or delay in overall EV adoption or manufacturing rates, ChargePoint’s financial condition and results of operations could be materially and adversely impacted.
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
Europe Expansion
ChargePoint operates in North America and several countries in Europe. Europe is expected to be a significant contributor to ChargePoint’s revenue in future years. ChargePoint has been and is investing heavily to succeed in Europe. ChargePoint is also working to grow its European business through partnerships with channel partners and car leasing companies and through its acquisitions of ViriCiti B.V. (“ViriCiti”) and has•to•be gmbh (“HTB”) (each as described in Note 3, Business Combinations, to the Company’s notes to the condensed consolidated financial statements). In Europe, ChargePoint primarily competes with other providers of EV charging station networks. Many of these competitors have limited funding, which could cause poor customer experiences and have a negative impact on overall EV adoption in Europe. ChargePoint’s growth in Europe requires differentiating itself as compared to these existing competitors. If ChargePoint is unable to continue penetrating the market in Europe, its financial condition and results of operations could be materially and adversely impacted.
Fleet Expansion
ChargePoint’s future growth is also highly dependent upon success in fleet applications, where there is increasing competition, a high customer dependency on the expected increase in the arrival rate of new vehicles, and likely high concentrations and volatility of purchasing as fleet operators ultimately choose their key providers and make large commitments to build out their EV operations. If the Company is not successful in the fleet vertical, its financial condition and results of operations could be materially and adversely affected.
Impact of New Product Releases and Investments in Growth

As ChargePoint introduces new products, such as the release of its Express Plus DC fast charger in fiscal year 2022 and CP6000 Level 2 AC charger in fiscal year 2023, its gross margins may be initially negatively impacted by launch costs and lower volumes until it achieves targeted cost reductions. Cost reductions may not occur on the timeline ChargePoint expects due to a number of factors, including but not limited to failure to meet its own estimates, or to unanticipated supply chain difficulties, government mandates or certification requirements. For example, ongoing supply chain challenges and heightened logistic costs related to disruptions initially caused by the COVID-19 pandemic, related component shortages and product transition charges decreased gross margins in the three and nine months ended October 31, 2022, and ChargePoint expects gross margins will continue to be adversely affected by increased material costs and freight and logistic expenses through the remainder of the fiscal year and likely into its fiscal year ending January 31, 2024. In addition, ChargePoint may accelerate its expenditures where it sees growth opportunities, which may further impact gross margin until upfront costs and inefficiencies are absorbed and normalized operations are achieved. Further, ChargePoint continues to invest in prioritizing an assurance of supply of its products and new customer acquisition as part of its “land and expand” model, which in the current environment, puts pressure on gross margins and increases operating expenses. ChargePoint also continuously evaluates and may adjust its expenditures, such as new product introduction costs, based on its launch plans for new products, as well as other factors including the pace and prioritization of current projects under development and the addition of new projects. As ChargePoint attains higher revenue, it expects operating expenses as a percentage of total revenue to decrease as it scales and focuses on increasing operational efficiency and process automation.
Government Mandates, Incentives and Programs
The U.S. federal government, certain foreign governments and some state and local governments provide incentives to end users and purchasers of EVs and EV infrastructure in the form of rebates, tax credits and other financial incentives. These governmental rebates, tax credits and other financial incentives significantly lower the effective price of EVs and EV infrastructure to customers. For example, the Infrastructure Investment and Jobs Act signed into law on November 15, 2021 (the “Jobs Act”) provided additional funding for EVs and EV charging infrastructure through the creation of new programs and grants and the expansion of existing programs, including $7.5 billion for EV charging along highway corridors and communities. In addition, the Inflation Reduction Act of 2022 (the “IRA”) signed into law on August 16, 2022 includes incentives and tax credits aimed at reducing the effects of climate change, such as the extension of electric vehicle charging infrastructure tax credits under Section 30C and tax credits for electric vehicles under Section 30D of the Internal Revenue Code of 1986, as amended (the “Code”) through 2032. There are numerous restrictions and requirements associated with qualifying for the electric vehicle tax credits available under the IRA and ChargePoint is still assessing how the IRA may impact its business and EV sales generally. Further, incentives such as the Jobs Act and IRA take time to be disbursed and to affect actual expenditure decisions. These incentives may also expire on specified dates, end when the allocated funding is no longer available, or be reduced or terminated as a matter of regulatory or legislative policy. Any reduction in rebates, tax credits or other financial incentives could reduce the demand for EVs and for charging infrastructure, including infrastructure ChargePoint offers.
ChargePoint also derives other revenue from fees received for regulatory credits earned for participating in low carbon fuel programs in some U.S. states. ChargePoint claims these regulatory credits only if they are not claimed by purchasers of its EV charging stations. If a material percentage of its customers were to claim these regulatory credits, ChargePoint’s revenue from this source could decline significantly, which could have an adverse effect on its revenue and overall gross margin. Prior to fiscal year 2021, ChargePoint derived a slight majority of its other revenue from these regulatory credits. However, revenue from this source as a percentage of total revenue has declined since fiscal 2021 and may continue to decline as a percentage of total revenue going forward. Further, the availability of such credits depends on continued governmental support for these programs. If these programs are modified, reduced or eliminated, ChargePoint’s ability to generate this revenue in the future would be adversely impacted.
Supply Chain Disruptions and COVID-19
The COVID-19 pandemic continues to affect our business, including as a result of changes in consumer and business behavior, investor fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 has disrupted ChargePoint’s supply chain and heightened its material, freight and logistic costs, and has similarly disrupted manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, which has led to fluctuations in EV sales in markets around the world. These ongoing supply chain challenges and heightened logistic costs decreased gross margins in the three and nine months ended October 31, 2022, and ChargePoint expects that gross margins will continue to be adversely affected by increased material costs and freight and logistic expenses through the remainder of the fiscal year ending January 31, 2023.
As a result of the COVID-19 pandemic, ChargePoint initially modified its business practices (including reducing employee travel, recommending that all non-essential personnel work from home and canceling or reducing physical participation in sales activities, meetings, events and conferences), implemented additional safety protocols for essential workers, and implemented temporary cost cutting measures in order to reduce its operating costs. In May 2022, ChargePoint commenced a “return-to-office” plan, which included shifting to a hybrid model where employees have the flexibility to work from home or from the office. The ongoing COVID-19 pandemic has resulted in government authorities implementing numerous measures to try to contain the COVID-19 virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders and business shutdowns. While these measures may be relaxed or revised in some areas, there is no guarantee these measures will not be reinstated or resumed due to new or emerging variants of COVID-19 or the inability or ineffectiveness of other public health measures to limit the further spread of COVID-19. ChargePoint may take further actions as may be required by government authorities or that it determines are in the best interests of its employees, customers, suppliers, vendors and business partners as the result of the COVID-19 pandemic.
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
Additionally, global economic uncertainty due to the impacts of the COVID-19 pandemic and other macroeconomic conditions, including inflation, interest rate pressures and labor market disruptions, and related growing concerns of a potential recession, have impacted customer behavior related to discretionary spending and sentiment and could continue to impact such behaviors in the future. Any resulting decline in the ability or willingness of customers, fleet owners and operators to purchase our products or subscription services could have an adverse impact on our results of operations and financial condition.

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

	October 31,
Networked Charging Systems	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$97,592	$47,511	$50,081	105.4%
Percentage of total revenue	77.9%	73.1%

Nine months ended	$241,291	$115,185	$126,106	109.5%
Percentage of total revenue	76.5%	71.2%
Networked Charging Systems revenue increased during the three and nine months ended October 31, 2022 compared to the three and nine months ended October 31, 2021 primarily due to higher demand from customers in our three verticals, resulting in higher volumes of Networked Charging Systems delivered across ChargePoint’s major product families.

	October 31,
Subscriptions	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$21,670	$13,397	$8,273	61.8%
Percentage of total revenue	17.3%	20.6%

Nine months ended	$59,561	$36,303	$23,258	64.1%
Percentage of total revenue	18.9%	22.5%
Subscriptions revenue increased during the three and nine months ended October 31, 2022 compared to the three and nine months ended October 31, 2021 primarily due to growth in the number of Networked Charging Systems connected to ChargePoint’s network and covered by Assure warranty programs.

	October 31,
Other Revenue	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$6,079	$4,126	$1,953	47.3%
Percentage of total revenue	4.8%	6.3%

Nine months ended	$14,415	$10,177	$4,238	41.6%
Percentage of total revenue	4.6%	6.3%
Other revenue increased during the three and nine months ended October 31, 2022 compared to the three and nine months ended October 31, 2021 mainly due to an increase in the volume of charging related fees received from drivers using charging sites owned and operated by ChargePoint and net transaction fees earned for processing payments collected on driver charging sessions at charging sites owned by ChargePoint’s customers.
Cost of Revenue
Networked Charging Systems
ChargePoint uses contract manufacturers to manufacture substantially all of its Networked Charging Systems. ChargePoint’s in-house manufacturing is typically limited to initial development units and to early customer samples. ChargePoint’s cost of revenue for the sale of Networked Charging Systems includes the contract manufacturer costs of finished goods and shipping and handling. Cost of revenue for the sale of Networked Charging Systems also consists of salaries and related personnel expenses, including stock-based compensation, warranty provisions, depreciation of manufacturing related equipment and facilities, amortization of capitalized internal-use software, and allocated facilities and information technology expenses. As revenue is recognized, ChargePoint accounts for estimated warranty cost as a charge to cost of revenue. The estimated warranty cost is based on historical and predicted product failure rates and repair expenses.
Subscriptions
Cost of Subscriptions revenue includes salaries and related personnel expenses, including stock-based compensation and third-party support costs to manage the systems and helpdesk services for site hosts, network and wireless connectivity costs for subscription services, field costs for Assure, depreciation of owned and operated systems used in CPaaS arrangements, amortization of capitalized internal-use software development costs and allocated facilities and information technology expenses.
Other
Cost of other revenue includes depreciation and other costs for ChargePoint’s owned and operated charging sites, charging related processing charges, salaries and related personnel expenses, including stock-based compensation, as well as costs of professional services and other costs.

	October 31,
Cost of Networked Charging Systems Revenue	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$85,821	$38,720	$47,101	121.6%
Percentage of networked charging systems revenue	87.9%	81.5%

Nine months ended	$216,439	$97,846	$118,593	121.2%
Percentage of networked charging systems revenue	89.7%	84.9%
Cost of Networked Charging Systems revenue increased during the three and nine months ended October 31, 2022 compared to the three and nine months ended October 31, 2021 primarily due to an increase in the number of Networked Charging Systems delivered.

	October 31,
Cost of Subscriptions Revenue	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$13,400	$7,637	$5,763	75.5%
Percentage of subscriptions revenue	61.8%	57.0%

Nine months ended	$37,305	$21,107	$16,198	76.7%
Percentage of subscriptions revenue	62.6%	58.1%
Cost of subscriptions revenue increased during the three and nine months ended October 31, 2022 compared to the three and nine months ended October 31, 2021 primarily due to increases in customer support headcount and resulting personnel compensation and stock-based compensation increase driven by ChargePoint expanding its Networked Charging Systems.

	October 31,
Cost of Other Revenue	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$3,439	$2,621	$818	31.2%
Percentage of other revenue	56.6%	63.5%

Nine months ended	$8,581	$6,662	$1,919	28.8%
Percentage of other revenue	59.5%	65.5%
Cost of other revenue increased during the three and nine months ended October 31, 2022 compared to the three and nine months ended October 31, 2021 primarily related to increased other operating costs.

Gross Profit and Gross Margin
Gross profit is revenue less cost of revenue and gross margin is gross profit as a percentage of revenue. ChargePoint offers a range of Networked Charging Systems products which vary widely in selling price and associated gross margin. For example, the product mix in ChargePoint’s commercial business tends to contribute higher gross margins than its product mix in its residential and fleet businesses. Accordingly, ChargePoint’s gross profit and gross margin have varied and are expected to continue to vary from period to period due to revenue levels; geographic, vertical and product mix; new product transition costs, its efforts to optimize its operations and supply chain, and purchase price variances it may need to pay due to component shortages or supply chain disruptions.
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

	October 31,
Gross Profit and Gross Margin	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$22,681	$16,056	$6,625	41.3%
Gross margin	18.1%	24.7%	(6.6)%

Nine months ended	$52,942	$36,050	$16,892	46.9%
Gross margin	16.8%	22.3%	(5.5)%
Gross profit increased during the three and nine months ended October 31, 2022 compared to the three and nine months ended October 31, 2021 primarily due to an increase in Networked Charging Systems sales resulting from a larger number of charging systems delivered and an increase in Subscriptions revenue.
Gross margin decreased during the three and nine months ended October 31, 2022 compared to the three and nine months ended October 31, 2021 primarily due (i) to product mix changes towards lower gross margin products, (ii) higher purchase price costs and increased logistic costs incurred as the result of component shortages and supply chain challenges, (iii) new product transition costs, and (iv) increases in customer support headcount and resulting personnel compensation.
Research and Development Expenses
Research and development expenses consist primarily of salaries and related personnel expenses, including stock-based compensation, for personnel related to the development of improvements and expanded features for ChargePoint’s products and services, as well as quality assurance, testing, product management, amortization of capitalized internal-use software, and allocated facilities and information technology expenses. Research and development costs are typically expensed as incurred.
ChargePoint expects its research and development expenses to increase on an absolute basis for the foreseeable future as ChargePoint continues to invest in research and development activities to achieve its technology and product roadmap.

	October 31,
Research and Development Expenses	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$48,132	$36,751	$11,381	31.0%
Percentage of total revenue	38.4%	56.5%

Nine months ended	$148,237	$102,535	$45,702	44.6%
Percentage of total revenue	47.0%	63.4%
Research and development expenses increased during the three months ended October 31, 2022 compared to the three months ended October 31, 2021 primarily due to an increase in personnel expenses resulting from headcount growth.
Research and development expenses increased during the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021 primarily due to a $30.6 million increase in personnel expenses resulting from headcount growth, and a $11.7 million increase in engineering materials and services costs.
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

	October 31,
Sales and Marketing Expenses	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$35,382	$24,361	$11,021	45.2%
Percentage of total revenue	28.2%	37.5%

Nine months ended	$101,842	$62,258	$39,584	63.6%
Percentage of total revenue	32.3%	38.5%
Sales and marketing expenses increased during the three months ended October 31, 2022 compared to the three months ended October 31, 2021 primarily due to a $7.2 million increase in personnel expenses resulting from headcount growth, as well as commission increase resulting from revenue growth, and a $1.0 million increase in amortization of acquired intangible assets.
Sales and marketing expenses increased during the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021 primarily due to a $25.0 million increase in personnel expenses resulting from headcount growth, as well as commission increase resulting from revenue growth, a $5.4 million increase in amortization of acquired intangible assets, a $3.4 million increase in marketing and consulting expenses, a $2.7 million increase in credit loss reserves and a $2.6 million increase in travel expenses.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related personnel expenses, including stock-based compensation related to finance, legal and human resource functions, contractor and professional services fees, audit and compliance expenses, insurance costs, amortization of capitalized internal-use software and general corporate expenses, including allocated facilities and information technology expenses.
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

	October 31,
General and Administrative Expense	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$22,445	$20,268	$2,177	10.7%
Percentage of total revenue	17.9%	31.2%

Nine months ended	$66,339	$57,467	$8,872	15.4%
Percentage of total revenue	21.0%	35.5%
General and administrative expenses increased during the three months ended October 31, 2022 compared to the three months ended October 31, 2021 primarily due to a $3.3 million increase in personnel costs resulting from headcount growth, and a $1.0 million increase in other operating expenses; offset by a $2.5 million decrease in professional services fee related to acquisitions.
General and administrative expenses increased during the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021 primarily due to a $5.6 million increase in personnel costs resulting from headcount growth, a $3.7 million increase in consulting expense, and a $4.8 million increase in other operating expenses; partially offset by a $5.9 million decrease in professional services fees related to acquisitions and expenses associated with an underwritten secondary offering of shares held by certain selling stockholders.
Interest Income
Interest income consists primarily of interest earned on ChargePoint’s cash, cash equivalents and short-term investments.

	October 31,
Interest Income	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$1,905	$25	$1,880	7520.0%
Percentage of total revenue	1.5%	—%

Nine months ended	$3,471	$72	$3,399	4720.8%
Percentage of total revenue	1.1%	—%
Interest income increased during the three and nine months ended October 31, 2022 as compared to the three and nine months ended October 31, 2021 due to interest from short-term investments.
Interest Expense
Interest expense consists primarily of the interest on ChargePoint’s term loan, which was paid off in March 2021, and the 2027 Convertible Notes issued in April 2022.

	October 31,
Interest Expense	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$(2,606)	$(3)	$(2,603)	86766.7%
Percentage of total revenue	(2.1)%	—%

Nine months ended	$(6,467)	$(1,502)	$(4,965)	330.6%
Percentage of total revenue	(2.1)%	(0.9)%
Interest expense increased during the three and nine months ended October 31, 2022 compared to the three and nine months ended October 31, 2021 primarily due to interest expense on the 2027 Convertible Notes that were issued in April 2022.

As of October 31, 2022, ChargePoint had an aggregate of $300.0 million in outstanding 2027 Convertible Notes, which mature in April 2027.
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
There was no change in fair value of redeemable convertible preferred stock warrant liability for the three months ended October 31, 2022 and 2021 as both periods were zero.

	October 31,
Change in Fair Value of Redeemable Convertible Preferred Stock Warrant Liability	2022	2021	Change
	(dollar amounts in thousands)
Nine months ended	$—	$9,237	$(9,237)	(100.0)%
Percentage of total revenue	—%	5.7%
The change in fair value of redeemable convertible preferred stock warrant liability during the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021 was primarily due to changes in the fair value of Legacy ChargePoint’s redeemable convertible preferred stock through the date of the Merger. As of October 31, 2022, ChargePoint had no outstanding redeemable convertible preferred stock warrant liabilities.
Change in Fair Value of Common Stock Warrant Liabilities
Common stock warrant liabilities consisted of Public Warrants and private placement warrants issued to NGP Switchback, LLC (“Private Placement Warrants”) which ChargePoint assumed in connection with the Merger and which were subject to remeasurement to fair value at each balance sheet date. As of April 30, 2022, all Public Warrants and Private Placement Warrants had been exercised or redeemed.

	October 31,
Change in Fair Value of Common Stock Warrant Liability	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$—	$(2,429)	$2,429	(100.0)%
Percentage of total revenue	—%	(3.7)%

Nine months ended	$(24)	$30,911	$(30,935)	(100.1)%
Percentage of total revenue	—%	19.1%
The change in fair value of common stock warrant liability during the three and nine months ended October 31, 2022 compared to the three and nine months ended October 31, 2021 was primarily due to changes in the fair value of Legacy ChargePoint’s common stock through the date of the Merger. As of October 31, 2022, ChargePoint had no outstanding common stock warrant liabilities.

Change in Fair Value of Contingent Earnout Liability

Contingent earnout liability was accounted for as a liability as of the date of the Merger and remeasured to fair value until the Earnout Triggering Events (as described in Note 11, Stock Warrants and Earnout, to the condensed consolidated financial statements) were met for the first two tranches in March 2021 and the corresponding Earnout Shares (as described in Note 11, Stock Warrants and Earnout, to the condensed consolidated financial statements) were issued. In March 2021, the remaining earnout liability converted to be accounted for as equity. The Earnout Triggering Event was met for the third and final tranche in June 2021, and in July 2021 the remaining Earnout Shares were issued.

The following table sets forth the changes in fair value of contingent earnout liability, which excludes the presentation for the three months ended October 31, 2022 and 2021, as both periods were zero.

	October 31,
Change in Fair Value of Contingent Earnout Liability	2022	2021	Change
	(dollar amounts in thousands)
Nine months ended	$—	$84,420	$(84,420)	(100.0)%
Percentage of total revenue	—%	52.2%
The final Earnout Shares were issued in July 2021, and as such, there was no remaining contingent earnout liability during the three and nine months ended October 31, 2022. The Company recorded zero and $84.4 million change in fair value of contingent earnout liability for the three and nine months ended October 31, 2021, respectively, due to the decrease in the fair value of ChargePoint’s Common Stock after consummation of the Merger.
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
The following table sets forth the transaction costs expensed, which excludes the presentation for the three months ended October 31, 2022 and 2021 as both periods were zero.

	October 31,
Transaction Costs Expensed	2022	2021	Change
	(dollar amounts in thousands)
Nine months ended	$—	$(7,031)	$7,031	(100.0)%
Percentage of total revenue	—%	(4.3)%
During the three and nine months ended October 31, 2022, ChargePoint incurred no further transaction costs related to the consummation of the Merger; during the three and nine months ended October 31, 2021, ChargePoint expensed zero and $7.0 million out of $36.5 million total transaction costs, respectively, related to the warrant liabilities assumed as part of the Merger.
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign currency transaction gains and losses.

	October 31,
Other Income (Expense), net	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$(943)	$(2,025)	$1,082	(53.4)%
Percentage of total revenue	(0.8)%	(3.1)%

Nine months ended	$(2,646)	$(2,200)	$(446)	20.3%
Percentage of total revenue	(0.8)%	(1.4)%
ChargePoint incurred lower net other expenses during the three months ended October 31, 2022 as compared to the three months ended October 31, 2021, due to favorable changes in foreign exchange rates.
ChargePoint incurred higher net other expenses during the nine months ended October 31, 2022 as compared to the nine months ended October 31, 2021, due to loss from disposal of fixed assets, partially offset by the favorable changes in foreign exchange rates.

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

	October 31,
Provision for (Benefit from) Income Taxes	2022	2021	Change
	(dollar amounts in thousands)
Three months ended	$(442)	$(314)	$(128)	40.8%
Percentage of loss before provision for income taxes	0.5%	0.5%

Nine months ended	$(2,696)	$(211)	$(2,485)	1177.7%
Percentage of loss before provision for income taxes	1.0%	0.3%
The benefit from income taxes did not materially fluctuate during the three months ended October 31, 2022 as compared to the three months ended October 31, 2021.

The benefit from income taxes increased during the nine months ended October 31, 2022 as compared to the nine months ended October 31, 2021 primarily due to changes to deferred tax liability following a tax rate reduction in certain foreign jurisdictions.

Liquidity and Capital Resources
Sources of Liquidity
Historical Sources of Liquidity
ChargePoint has incurred net losses and negative cash flows from operations since its inception, which it anticipates will continue for the foreseeable future. To date, ChargePoint has funded its business primarily with proceeds from the issuance of redeemable convertible preferred stock, proceeds from the Merger, proceeds from the issuance of debt, including the 2027 Convertible Notes, proceeds from warrant and option exercises for cash, and from customer payments. As of October 31, 2022, ChargePoint had cash and cash equivalents, short-term investments and restricted cash of $397.6 million. ChargePoint believes that its cash on hand and cash generated from sales to customers will satisfy its working capital and capital requirements for at least the next twelve months.
From inception to October 31, 2022, ChargePoint has primarily raised cash proceeds from the sale of shares of redeemable convertible preferred stock and Common Stock, proceeds from debt, such as the 2027 Convertible Notes, and proceeds from the exercise of warrant and stock options.
In March 2021, ChargePoint repaid the entire 2018 Loan (as described in Part I, Item 1, Note 8, Debt, to the condensed consolidated financial statements) balance of $35.0 million plus accrued interest and prepayment fees of $1.2 million.
2027 Convertible Notes
In April 2022, ChargePoint completed a private placement of $300.0 million aggregate principal amount of 2027 Convertible Notes, which will mature on April 1, 2027. The net proceeds from the sale of the 2027 Convertible Notes were approximately $294.0 million after deducting initial purchaser discounts and commissions and the Company’s estimated offering expenses. ChargePoint expects to use the net proceeds for general corporate purposes.
The 2027 Convertible Notes bear interest at 3.50% per annum, to the extent paid in cash (“Cash Interest”), which is payable semi-annually in arrears on April 1st and October 1st of each year or 5.00% per annum through the issuance of additional 2027 Convertible Notes (“PIK Interest”). The 2027 Convertible Notes are convertible, based on the applicable conversion rate, into cash, shares of ChargePoint Common Stock or a combination thereof, at ChargePoint’s election. The initial conversion rate was 41.6119 shares per $1,000 principal amount of the 2027 Convertible Notes, subject to customary anti-dilution adjustment in certain circumstances, which represented an initial conversion price of approximately $24.03 per share.
For additional details refer to Part I, Item 1, Note 8, “Debt,” in ChargePoint’s notes to condensed consolidated financial statements in this Quarterly Report.
Shelf Registration and ATM Facility
On July 1, 2022, ChargePoint filed a registration statement on Form S-3 (File No. 333-265986) with the SEC (that was declared effective by the SEC on July 12, 2022), which permits the Company to offer up to $1.0 billion shares of Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time (the “Shelf Registration Statement”). As part of the Shelf Registration Statement, ChargePoint filed a prospectus supplement registering for sale from time to time up to $500.0 million shares of Common Stock pursuant to the ATM Facility. As of October 31, 2022, the Company has not conducted any sales under the ATM Facility.
Long-Term Liquidity Requirements
ChargePoint has incurred net losses and negative cash flows from operations since inception. Until ChargePoint can generate sufficient revenue to cover its cost of sales, operating expenses, working capital and capital expenditures, it expects to primarily fund cash needs through a combination of equity and debt financing. ChargePoint may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of its business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. ChargePoint expects to opportunistically seek access to additional funds through public or private equity offerings or debt financings, including through potential sales of Common Stock under its ATM Facility. If ChargePoint raises funds by issuing equity securities or debt securities convertible into equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of Common Stock. If ChargePoint raises funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of Common Stockholders. The terms of debt securities or borrowings could impose significant restrictions on ChargePoint’s operations and expose ChargePoint to enhanced risks associated with rising interest rates and elevated inflation experienced globally during fiscal year 2023. The capital markets have in the past, and may in the future, experience periods of higher volatility that could impact the availability and cost of equity and debt financing.
ChargePoint’s principal use of cash in recent periods has been funding its operations, the acquisitions of ViriCiti and HTB, and investing in capital expenditures. ChargePoint’s future capital requirements will depend on many factors, including its revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, expenses associated with its international expansion, the introduction of network enhancements and the continuing market adoption of its Networked Charging Systems. In the future, ChargePoint may enter into arrangements to acquire or invest in complementary businesses, products and technologies. ChargePoint may be required to seek additional equity or debt financing beyond the amounts available to it pursuant to the ATM Facility.
If ChargePoint requires additional financing, it may not be able to raise such financing on acceptable terms or at all, particularly if certain unfavorable economic and market conditions persist or worsen and intensify risks of a potential recession or other economic downturn. If ChargePoint is unable to raise additional capital or generate cash flows necessary to expand its operations and invest in continued innovation, it may not be able to compete successfully, which would harm its business, results of operations and financial condition. If adequate funds are not available, ChargePoint may need to reconsider its expansion plans or limit its research and development activities, which could have a material adverse impact on its business prospects and results of operations.

Cash Flows
For the Nine Months Ended October 31, 2022 and 2021
The following table sets forth a summary of ChargePoint’s cash flows for the periods indicated:

	Nine Months Ended October 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(216,651)	$(109,083)
Investing activities	(226,733)	(217,393)
Financing activities	317,997	547,224
Effects of exchange rates on cash, cash equivalents, and restricted cash	(1,575)	(748)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(126,962)	$220,000

Net Cash Used in Operating Activities
During the nine months ended October 31, 2022, net cash used in operating activities was $216.7 million, consisting primarily of a net loss of $266.4 million and an increase in net operating assets of $53.2 million, partially offset by non-cash charges of $103.0 million. The increase in net operating assets was primarily due to a $50.4 million increase in accounts receivable, a $30.1 million increase in inventories, a $24.7 million increase in prepaid expenses and other assets and a $3.6 million decrease in operating lease liabilities partially offset by a $28.4 million increase in deferred revenue, a $12.6 million increase in accrued and other liabilities and a $14.6 million increase in accounts payable. The non-cash charges primarily consisted of $67.6 million of stock-based compensation expense, $20.3 million of depreciation, amortization expense and amortization of deferred contract acquisition costs, $3.5 million of non-cash operating lease cost and $11.5 million of reserves and other costs.
During the nine months ended October 31, 2021, net cash used in operating activities was $109.1 million, consisting primarily of a net loss of $72.1 million and non-cash charges of $49.3 million, partially offset by a decrease in net operating assets of $12.3 million. The decrease in net operating assets was primarily attributable to a $16.1 million increase in accrued and other liabilities, a $10.6 million increase in accounts payable, a $3.5 million decrease in inventories and a $29.7 million increase in deferred revenue, partially offset by a $18.9 million increase in prepaid expenses and other assets, a $26.6 million increase in accounts receivable and a $2.2 million decrease in operating lease liabilities. The non-cash charges primarily consisted of a $84.4 million change in fair value of contingent earnout liability, a $30.9 million change in fair value of common stock warrant liabilities, a $0.4 million change in deferred tax benefits and a $9.2 million change in fair value of redeemable convertible preferred stock warrant liability, partially offset by $51.9 million of stock-based compensation expense, $7.0 million of transaction costs expenses, $11.4 million of depreciation, amortization expense and amortization of deferred contract acquisition costs, and $3.1 million of non-cash operating lease cost.

Net Cash (Used In) Provided by Investing Activities
During the nine months ended October 31, 2022, net cash used in investing activities was $226.7 million consisting of cash paid for purchases of short-term investments, which included marketable debt securities of $284.8 million, purchases of property and equipment of $14.1 million and cash paid for acquisitions (net of cash acquired) related to the acquisition of HTB in the prior year of $2.8 million, offset by cash received from maturities of short-term investments of $75.0 million.
During the nine months ended October 31, 2021, net cash used in investing activities was $217.4 million consisting of cash paid for acquisitions, net of cash acquired, of $205.3 million and purchases of property and equipment of $12.1 million.
Net Cash Provided by Financing Activities
During the nine months ended October 31, 2022, net cash provided by financing activities was $318.0 million, consisting of net proceeds from issuance of convertible debt of $294.0 million, proceeds from the issuance of common stock under employee equity plans of $10.8 million, net of tax withholding, proceeds from the exercise of stock options and warrants of $6.4 million and change in driver funds and amounts due to customers of $6.9 million.

During the nine months ended October 31, 2021, net cash provided by financing activities was $547.2 million, consisting of net proceeds from Merger and PIPE Financing of $511.6 million, proceeds from the exercise of warrants of $118.8 million and proceeds from exercises of vested and unvested stock options of $4.2 million, partially offset by payment of transaction costs related to the Merger of $32.5 million, and payment of tax withholding obligations on settlement of Earnout Shares of $20.9 million and repayment of borrowings of $36.1 million.
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
Other than the policies noted in Part I, Item 1, Note 2, Summary of Significant Accounting Policies, in the Company’s notes to condensed consolidated financial statements in this Quarterly Report, there have been no material changes to its critical accounting policies and estimates as compared to those disclosed in its audited consolidated financial statements as of January 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 4, 2022.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on ChargePoint’s condensed consolidated financial statements, see Part I, Item 1, Note 2, Summary of Significant Accounting Policies, in its notes to condensed consolidated financial statements in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
ChargePoint had cash and cash equivalents, short term investments and restricted cash totaling $397.6 million as of October 31, 2022. Cash equivalents were invested primarily in money market funds and short term investments were primarily invested in U.S. government bills, notes or bonds with a duration of not more than 365 days. ChargePoint’s investment policy is focused on the preservation of capital and supporting its liquidity needs. Under the policy, ChargePoint invests in highly rated securities issued by the U.S. government or liquid money market funds. ChargePoint does not invest in financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments. ChargePoint utilizes external investment managers who adhere to the guidelines of its investment policy.
A hypothetical 10% change in market interest rates would not have a material impact on the value of ChargePoint’s cash, cash equivalents, short-term investments, net loss or cash flows.
Foreign Currency Risk
ChargePoint has foreign currency risks related to its revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Euro, causing both its revenue and its operating results to be impacted by fluctuations in the exchange rates. In addition, the U.S. dollar has strengthened considerably compared to currencies in some regions where we conduct our business, which could magnify the favorable or unfavorable impact of exchange rate fluctuations.
Gains or losses from the revaluation of foreign-denominated balances such as cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies impact ChargePoint’s net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 10% would not result in a material foreign currency loss in the condensed consolidated statements of operations, as of October 31, 2022. As ChargePoint’s foreign operations expand, its results may be more materially impacted by fluctuations in the exchange rates of the currencies in which it does business.
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
ChargePoint’s management, with participation of its Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of ChargePoint’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that ChargePoint’s disclosure controls and procedures were not effective at the reasonable assurance level as of October 31, 2022 due to the material weaknesses in its internal control over financial reporting described below.
However, after giving full consideration to the material weaknesses described below, and the additional analyses and other procedures ChargePoint performed to ensure that its condensed consolidated financial statements included in this Quarterly Report were prepared in accordance with U.S. GAAP, ChargePoint’s management has concluded that its condensed consolidated financial statements present fairly, in all material respects, its financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.
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
The material weakness related to formal accounting policies, procedures and controls resulted in adjustments to several accounts and disclosures related to the Legacy ChargePoint consolidated financial statements for the years ended January 31, 2021, 2020 and 2019. The material weakness related to the accounting for complex features associated with warrants resulted in the restatement of the previously issued financial statements of the entity acquired as part of the Merger Agreement related to warrant liabilities and equity. The material weakness related to the valuation of acquired intangible assets resulted in material adjustments to customer relationships and goodwill and related disclosures in ChargePoint’s consolidated financial statements for the year ended January 31, 2022. Additionally, these material weaknesses could result in a material misstatement of substantially all of ChargePoint’s accounts or disclosures that would result in a material misstatement contained within the annual or interim consolidated financial statements that would not be prevented or detected.
•ChargePoint did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of its consolidated financial statements. Specifically, ChargePoint did not design and maintain (a) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (b) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to its financial applications and data to appropriate company personnel and (c) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements. The IT deficiencies did not result in any misstatements contained within the consolidated financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, ChargePoint’s management has determined these deficiencies in the aggregate constitute a material weakness.
Remediation Plan
ChargePoint has implemented, or is in the process of implementing, measures designed to remediate the control deficiencies that led to the material weaknesses. Specifically, the Company has undertaken the following remedial actions:
•Hired additional finance and accounting personnel with the appropriate level of public accounting knowledge and experience to enhance ChargePoint’s accounting and financial reporting team and to establish and maintain internal control over financial reporting;
•Engaged the internal audit team, along with third-party consultants, in assisting ChargePoint in evaluating internal control over financial reporting;
•Designed and implemented additional review and training procedures within ChargePoint’s accounting and finance functions to enhance knowledge and understanding of internal control over financial reporting;
•During the quarter ended October 31, 2022, redesigned and enhanced existing controls related to the identification of and accounting for certain non-routine, unusual or complex transactions, including the accounting for complex features associated with warrants;
•During the quarter ended October 31, 2022, redesigned and enhanced existing controls related to the review of the inputs and assumptions used in the valuation of acquired intangible assets;
•During the quarter ended October 31, 2022, redesigned and enhanced controls over the preparation and review of journal entries, including controls over the segregation of duties; and
•During the quarter ended October 31, 2022, implemented, redesigned and enhanced IT general controls, including controls over program change management, the provisioning and monitoring of user access rights and privileges and program development processes and procedures.
While ChargePoint believes that these efforts have improved and will continue to improve its internal control over financial reporting, the newly implemented controls and remediation actions taken have not been in place and operating for a sufficient period to evaluate if the material weaknesses have been remediated. Remediation efforts could continue beyond the fiscal year ending January 31, 2023. At this time, ChargePoint cannot provide an estimate of costs incurred in connection with implementing this remediation plan; however, these remediation measures will continue to be a time-consuming process, will result in the Company incurring significant costs, and will place significant demands on the Company’s financial and operational resources.

In order to maintain and improve the effectiveness of its internal control over financial reporting, ChargePoint has expended, and will continue to expend, significant resources, including accounting-related costs and significant management oversight.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting identified during the evaluation that occurred during the quarter ended October 31, 2022, other than as described above, that have materially affected, or are reasonably likely to materially affect, ChargePoint’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, ChargePoint Holdings, Inc. (“ChargePoint” or the “Company”, or “we”, “us”, “our” and similar terms) may be involved in legal proceedings or subject to claims incident to the ordinary course of business. Regardless of the outcome, such proceedings or claims can have an adverse impact on ChargePoint because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

ITEM 1A. RISK FACTORS
An investment in ChargePoint’s securities involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. ChargePoint’s business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not known to ChargePoint or that it considers immaterial as of the date of this quarterly report on Form 10-Q (this “Quarterly Report”). The trading price of ChargePoint’s securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment.
Summary of Principal Risks Associated with ChargePoint’s Business
•ChargePoint operates in the early-stage market of electric vehicle (“EV”) adoption and has a history of losses and expects to incur significant expenses and continuing losses for the near term.
•ChargePoint has experienced rapid growth and expects to invest in growth for the foreseeable future. If it fails to manage growth effectively, its business, operating results and financial condition could be adversely affected.
•ChargePoint currently faces competition from a number of companies, particularly in Europe, and expects to face significant competition in the future as the market for “EV” charging develops.
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
•Acquisitions or strategic investments could be difficult to identify and integrate, divert the attention of key management personnel, disrupt ChargePoint’s business, dilute stockholder value and adversely affect ChargePoint’s results of operations and financial condition.
•If ChargePoint is unable to attract and retain key employees and hire qualified management, technical engineering and sales personnel, its ability to compete and successfully grow its business would be harmed.
•ChargePoint is expanding operations internationally, particularly in Europe, which will expose it to additional tax, compliance, market and other risks.
•Some members of ChargePoint’s management have limited experience in operating a public company.

•Future sales of ChargePoint’s common stock (“Common Stock”) in the public market, or the perception that such sales may occur, could reduce ChargePoint’s stock price, and any conversions of its unsecured Convertible Senior PIK Toggle Notes (the “2027 Convertible Notes”) will, and any additional capital raised through the sale of equity or any future convertible securities ChargePoint may issue could, dilute existing stockholders’ ownership.
•ChargePoint may need to raise additional funds and these funds may not be available when needed or may not be available on terms that are favorable to ChargePoint.
•ChargePoint has incurred substantial indebtedness that may decrease its business flexibility or access to capital, and/or increase its borrowing costs, and ChargePoint may still incur substantially more debt, which may adversely affect its operations and financial results.
•ChargePoint’s future revenue growth will depend in significant part on its ability to increase sales of its products and services to fleet operators.
•ChargePoint is highly reliant on its networked charging solution and information technology systems and data, and those of its service providers and component suppliers, any of which systems and data may be subject to cyber-attacks or other security incidents, which could result in data breaches, loss or interruption of services, intellectual property theft, claims, litigation, regulatory investigations, significant liability, reputational damage and other adverse consequences.
•Computer malware, viruses, ransomware, hacking, phishing attacks and similar disruptions could result in security and privacy breaches and interruption in service, which could harm ChargePoint’s business.
•ChargePoint’s business is subject to risks associated with natural disasters and the adverse effects associated with climate change, including earthquakes, wildfires or other types of natural disasters or resource shortages, including public safety power shut-offs that have occurred and may continue to occur in California, the effects of which could disrupt and harm its operations and those of ChargePoint’s customers.
•ChargePoint has never paid cash dividends on its capital stock and does not anticipate paying dividends in the foreseeable future.
•The price of ChargePoint’s Common Stock may be subject to wide fluctuations.
•Concentration of ownership among ChargePoint’s existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.
•ChargePoint’s future growth and success is highly correlated with and thus dependent upon the continuing rapid adoption of EVs for passenger and fleet applications.
•The EV market currently benefits from the availability of rebates, tax credits and other financial incentives from governments, utilities and others to offset the purchase or operating costs of EVs and EV charging stations. In particular, ChargePoint’s marketing efforts have historically promoted federal tax credits available to purchasers of its EV charging stations that effectively provide purchasers with a significantly discounted purchase price. The reduction, modification, or elimination of such benefits could cause reduced demand for EVs and EV charging stations, which would adversely effect at ChargePoint’s financial results.
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
Risks Related to ChargePoint’s Business
ChargePoint operates in the early-stage market of EV adoption and has a history of losses, and expects to incur significant expenses and continuing losses for the near term.

ChargePoint incurred a net loss of $132.2 million for the fiscal year ended January 31, 2022 and had net loss of $266.4 million for the nine months ended October 31, 2022. As of October 31, 2022, ChargePoint had an accumulated deficit of $1,078.1 million. ChargePoint believes it will continue to incur significant operating expenses and net losses in future quarters for the near term. There can be no assurance that it will be able to achieve or maintain profitability in the future. ChargePoint’s potential profitability is particularly dependent upon the continued adoption of EVs by consumers and fleet operators and the widespread adoption of electric trucks, other vehicles and other electric transportation modalities, each of which are still in the very early stages of adoption and may not occur.
ChargePoint has experienced rapid growth and expects to invest in growth for the foreseeable future. If it fails to manage growth effectively, its business, operating results and financial condition could be adversely affected.
ChargePoint has experienced rapid growth in recent periods. For example, the number of employees has grown from over 800 as of January 31, 2021 to over 1,400 as of January 31, 2022 and to over 1,700 as of October 31, 2022. The growth and expansion of its business has placed and continues to place a significant strain on management, operations, financial infrastructure and corporate culture. In the event of further growth, ChargePoint’s information technology systems and ChargePoint’s internal control over financial reporting and procedures may not be adequate to support its operations and may introduce opportunities for data security incidents that may interrupt business operations and permit bad actors to obtain unauthorized access to business information or misappropriate funds. ChargePoint may also face risks to the extent such bad actors infiltrate the information technology infrastructure of its contractors.
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
The EV charging market is relatively new and competition is still developing. ChargePoint primarily competes with smaller providers of EV charging station networks for installations, particularly in Europe. Large early-stage markets, such as Europe, require early engagement across verticals and customers to gain market share, and ongoing effort to scale channels, installers, teams and processes. Some European customers require solutions not yet available and ChargePoint’s recent entrance into Europe requires establishing itself against existing competitors. In addition, there are multiple competitors in Europe with limited funding, which could cause poor user experiences, hampering overall EV adoption or trust in any particular provider.
In addition, there are other means for charging EVs, which could affect the level of demand for onsite charging capabilities at businesses. For example, Tesla Inc. continues to build out its supercharger network across the United States for its vehicles and has opened its supercharger network up to non-Tesla EVs, which could reduce overall demand for EV charging at other sites. Also, third-party contractors can provide basic electric charging capabilities to potential customers seeking to have on premise EV charging capability or individual customers seeking home charging. In addition, many EV charging manufacturers, including ChargePoint, are offering home charging equipment, which could reduce demand for on premise charging capabilities of potential customers and reduce the demand for onsite charging capabilities if EV owners find charging at home to be sufficient.
Further, ChargePoint’s current or potential competitors may be acquired by third-parties with greater available resources. In addition, certain of ChargePoint’s competitors are engaging in or have completed transactions to become publicly traded companies and may have ready access to the capital markets for additional funding. As a result, competitors may be able to respond more quickly and effectively than ChargePoint to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, competitors may in the future establish cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace. This competition may also materialize in the form of costly intellectual property disputes or litigation involving ChargePoint.
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
ChargePoint’s ability to grow its customer base, achieve broader market acceptance, grow revenue, and achieve and sustain profitability will depend, to a significant extent, on its ability to effectively expand its sales and marketing operations and activities. Sales and marketing expenses represent a significant percentage of ChargePoint’s total revenue, and its operating results will suffer if sales and marketing expenditures do not contribute significantly to increasing revenue.
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
The pandemic has resulted in government authorities implementing numerous measures to try to contain the COVID-19 virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders and business shutdowns. For example, China has adopted and continues to rely upon a “zero-COVID” policy pursuant to which it has declared a number of total and partial lockdowns in cities throughout China adversely affecting supply chains worldwide. While these measures may be relaxed or revised in some areas, there is no guarantee these measures will not be reinstated or resumed due to additional variants of COVID-19 or the inability or ineffectiveness of alternative public health measures to limit the further spread of COVID-19. These measures may adversely impact ChargePoint’s employees and operations and the operations of its customers, suppliers, vendors and business partners, and may negatively impact demand for EV charging stations, particularly at workplaces and supplies of components necessary for the manufacture of charging stations. These measures by government authorities, or the risks that the measures may be reinstated or resumed, may remain in place for a significant period of time and may adversely affect ChargePoint’s manufacturing and building plans, sales and marketing activities, business and results of operations.
During calendar years 2020, 2021, and through April 2022, ChargePoint modified its business practices by recommending that all non-essential personnel work from home and cancelling or reducing physical participation in sales activities, meetings, events and conferences. ChargePoint also implemented additional safety protocols for workers and cost-cutting measures to reduce operating costs. ChargePoint may take further actions as may be required by government authorities or that it determines are in the best interests of its employees, customers, suppliers, vendors and business partners, including acting to lift or re-impose some or all of the initiatives described above. There is no certainty that such actions will be sufficient to mitigate the risks posed by the COVID-19 pandemic or otherwise be satisfactory to government authorities. If significant portions of ChargePoint’s workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, its operations will be negatively impacted. Furthermore, if significant portions of ChargePoint’s customers’ or potential customers’ workforces are subject to stay-at-home orders or otherwise have substantial numbers of their employees working remotely for sustained periods of time, user demand for charging stations and services will decline. In addition, measures imposed by governments may adversely impact ChargePoint’s employees and operations and the operations of its customers, suppliers, vendors and business partners, and may negatively impact demand for EV charging stations, particularly at workplaces.

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
The effect of the COVID-19 pandemic on ChargePoint’s business, prospects and results of operations will depend on the direction and duration of current global trends and their sustained impact. Difficult macroeconomic conditions, such as decreases in direct federal economic support, such as the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), increased inflation, increased and prolonged unemployment or a decline in consumer confidence as a result of the COVID-19 pandemic, as well as reduced spending by businesses, could have a material adverse effect on the demand for ChargePoint’s products and services. The effect of the COVID-19 pandemic can also vary over time and across the geographies in which ChargePoint operates. For example, variations in “work-from-home” or “return-to-office” policies can cause fluctuations in revenues. The conditions caused by the COVID-19 pandemic, such as more permanent work-from-home policies, are likely to continue affecting the rate of global infrastructure spending, and thus to continue to adversely impact ChargePoint’s gross margins as ChargePoint’s commercial business contributes higher margins than its residential and fleet businesses. Even after the COVID-19 pandemic has subsided, ChargePoint may continue to experience an adverse impact to its business as a result of the pandemic’s global economic impact, including any recession that has occurred or may occur in the future.
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
Disruptions in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, such as prolonged port congestion and intermittent supplier shutdowns and delays, each of which has been exacerbated by the COVID-19 pandemic, have resulted in additional costs and, to a lesser extent, component shortages, and have led to fluctuations in EV sales in markets around the world. Increased demand for personal electronics and trade restrictions that affect raw materials have contributed to a shortfall of semiconductor chips, which has caused additional supply challenges both within and outside of ChargePoint’s industry. Ongoing supply chain challenges, component shortages and heightened logistics costs have adversely affected ChargePoint’s gross margins in recent quarters and ChargePoint expects that gross margins will continue to be adversely affected by increased material costs and freight and logistic expenses for the foreseeable future. Costs incurred to expedite delivery of components and replacement parts used in charging stations or in providing installation or maintenance services or to proactively increase inventory could cause ChargePoint to raise its prices, impose surcharges or other fees or refuse to negotiate discounts. Further, any sustained downturn in demand for EVs would also harm ChargePoint’s business.
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
As more fully discussed in the risk factor “Risks Related to ChargePoint’s Business - ChargePoint faces risks related to health pandemics, including the ongoing COVID-19 pandemic, which could have a material and adverse effect on its business and results of operations”, the ongoing COVID-19 pandemic and measures taken in response by governments and businesses worldwide to contain its spread, including quarantines, facility closures, travel and logistics restrictions, border controls, and shelter-in-place or stay at home and social distancing orders, have adversely impacted and may continue to adversely impact ChargePoint’s supply chain, manufacturing, logistics, workforce and operations, as well as the operations of its customers and suppliers globally. In addition, while ChargePoint has not yet experienced a direct impact to its supply chain due to the conflict between Russia and Ukraine, ChargePoint may experience an impact in the future due to increased fuel and shipping costs, limited supply of components or replacement parts used by ChargePoint in its manufacturing process or the automotive industry in general, and delays caused by changes to global shipping routes and logistics. Such adverse impacts on ChargePoint’s supply chain could limit its ability to manufacture and sell its products on a timely and cost-effective basis and adversely affect its gross margins, which could materially adversely affect ChargePoint’s business and results of operations.
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
If ChargePoint experiences a significant increase in demand for its charging stations in future periods, or if it needs to replace an existing supplier, it may not be possible to supplement or replace them on acceptable terms, which may undermine its ability to deliver products to customers in a timely manner. For example, it may take a significant amount of time to identify a manufacturer that has the capability and resources to build charging stations in sufficient volume. Identifying suitable suppliers and manufacturers could be an extensive process that requires ChargePoint to become satisfied with such party’s quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices. Accordingly, a loss of any significant suppliers or manufacturers could have an adverse effect on ChargePoint’s business, financial condition and operating results. In addition, ChargePoint’s suppliers may face supply chain risks and constraints of their own, which may impact the availability and pricing of its products. For example, supply chain challenges related to the COVID-19 pandemic discussed above and the global chip shortages that have impacted companies worldwide both within and outside of ChargePoint’s industry have had and may continue to have adverse effects on ChargePoint’s suppliers and, as a result, ChargePoint.
In addition, in fiscal year 2022, ChargePoint became subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) to diligence, disclose and report whether or not its products contain minerals originating from the Democratic Republic of the Congo and adjoining countries, or conflict minerals. ChargePoint will incur additional costs to comply with these disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in ChargePoint’s products. These requirements could adversely affect the sourcing, availability and pricing of minerals used in the components used in ChargePoint’s products. It is also possible that ChargePoint’s reputation may be adversely affected if it determines that certain of its products contain minerals not determined to be conflict-free or if it is unable to alter its products, processes or sources of supply to avoid use of such materials. ChargePoint may also encounter end-customers who require that all of the components of the products be certified as conflict-free. If ChargePoint is not able to meet this requirement, such end-customers may choose to purchase products from a different company.
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
Furthermore, ChargePoint may in the future elect to install charging stations at customer sites or manage contractors, likely as part of offering customers a turnkey solution. Working with contractors may require ChargePoint to obtain licenses or require it or its customers to comply with additional rules, working conditions and other union requirements, which can add costs and complexity to an installation project. In addition, if these contractors are unable to provide timely, thorough and quality installation-related services, customers could fall behind their construction schedules leading to liability of ChargePoint, or cause customers to become dissatisfied with the solutions ChargePoint offers and ChargePoint’s overall reputation would be harmed.
Acquisitions or strategic investments could be difficult to identify and integrate, divert the attention of key management personnel, disrupt ChargePoint’s business, dilute stockholder value and adversely affect ChargePoint’s results of operations and financial condition.
As part of ChargePoint’s business strategy, ChargePoint has made and continues to consider making acquisitions of, or investments in, businesses, services or technologies that are complementary to its existing business. For example, on August 11, 2021, ChargePoint acquired ViriCiti B.V. (“ViriCiti”), a provider of electrification solutions for eBus and commercial fleets, and on October 6, 2021, ChargePoint acquired has•to•be gmbh (“HTB”), an e-mobility and charging software platform. The process of identifying and consummating acquisitions and investments and the subsequent integration of new assets and businesses into ChargePoint’s own business, requires attention from management and could result in a diversion of resources from its existing business, which in turn could have an adverse effect on its operations. Acquired assets or businesses may not generate the expected financial results. Acquisitions or investments could also result in the use of cash, potentially dilutive issuances of equity securities, the occurrence of goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business or investment. ChargePoint may also incur costs and management time on transactions that are ultimately not completed. In addition, ChargePoint’s due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product, technology or investment, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or issues with employees or customers.
ChargePoint’s acquisitions or investments may not ultimately strengthen its competitive position or achieve its goals and business strategy; ChargePoint may be subject to claims or liabilities assumed from an acquired company, product or technology; acquisitions or investments ChargePoint completes could be viewed negatively by its customers, investors and securities analysts; and ChargePoint may incur costs and expenses necessary to address an acquired company’s failure to comply with laws and governmental rules and regulations. Additionally, ChargePoint may be subject to litigation or other claims in connection with the acquired company, including claims from terminated employees, former stockholders or other third parties, which may differ from or be more significant than the risks ChargePoint’s business faces of similar litigation or other claims. An acquired company may also need to implement or improve its controls, procedures and policies, and ChargePoint may face risks associated if any of those controls, procedures or policies are insufficiently effective. ChargePoint may also face retention or cultural challenges associated with integrating employees from the acquired company into its organization. If ChargePoint is unsuccessful at integrating acquisitions or investments in a timely manner, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt ChargePoint’s ongoing business and divert management’s attention, and ChargePoint may not be able to manage the integration process successfully or in a timely manner. ChargePoint may not successfully evaluate or utilize the acquired technology or personnel, realize anticipated synergies from the acquisition or investment, or accurately forecast the financial impact of an acquisition or investment transaction or the related integration of such acquisition or investment, including accounting charges and any potential impairment of goodwill and intangible assets recognized in connection with such transaction. ChargePoint may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any acquisitions or investments, each of which could adversely affect its financial condition or the market price of its Common Stock. Furthermore, the sale of equity or issuance of equity-linked debt to finance any such transaction could result in dilution to ChargePoint’s stockholders. The occurrence of any of these risks could harm ChargePoint’s business, operating results and financial condition.
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
ChargePoint’s primary operations are in the United States and it maintains contractual relationships with parts and manufacturing suppliers in Asia, Mexico and other locations. Also, ChargePoint is continuing to invest to increase its presence in Europe, including by its acquisitions of ViriCiti and has•to•be, and to expand primarily research and development teams in Gurgaon, India, Reading, England and Radstadt, Austria. Managing these expansions requires additional resources and controls, and could subject ChargePoint to risks associated with international operations, including:
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
•compliance with multiple, potentially conflicting and changing governmental laws, regulations, certifications, and permitting processes including environmental, banking, employment, tax, information security, privacy, and data protection laws and regulations such as the California Consumer Privacy Act (“CCPA”) and newer state privacy laws in the United States including in Virginia and Colorado, the European Union (the “EU”) General Data Protection Regulation (“GDPR”), national legislation implementing the same, the United Kingdom Data Protection Act 2018 (“UK GDPR”), and certain other changing requirements for legally transferring data out of the European Economic Area;
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
Some of ChargePoint’s executive officers have limited experience in the management of a publicly-traded company. The management team may not successfully or effectively continue the management of a public company that is subject to significant regulatory oversight and reporting obligations under federal securities laws, particularly in light of the Securities and Exchange Commission’s (“SEC”) increasing focus on former shell companies.
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

ChargePoint is highly reliant on its networked charging solution and information technology systems and data, and those of its service providers and component suppliers, any of which systems and data may be subject to cyber-attacks, service disruptions or other security incidents, which could result in data breaches, loss or interruption of services, intellectual property theft, claims, litigation, regulatory investigations, significant liability, reputational damage and other adverse consequences.
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
If ChargePoint does not successfully implement, maintain or expand its information technology systems as planned, its operations may be disrupted, its ability to accurately and/or timely report its financial results could be impaired and deficiencies may arise in its internal control over financial reporting, which may impact its ability to certify its financial results (see also “Risks Related to Legal Matters and Regulations--ChargePoint may face litigation and other risks as a result of the material weaknesses in its internal control over financial reporting and the restatement of its financial statements,” and “Financial, Tax and Accounting-Related Risks--ChargePoint has identified material weaknesses in its internal control over financial reporting. If ChargePoint is unable to remediate these material weaknesses, or if ChargePoint identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting, this may result in material misstatements contained within ChargePoint’s consolidated financial statements or cause ChargePoint to fail to meet its periodic reporting obligations,” for more detail). Moreover, ChargePoint’s proprietary information, including intellectual property and personal information, could be compromised or misappropriated, its reputation may be adversely affected if these systems or their functionality do not operate as expected and ChargePoint may be required to expend significant resources to make corrections or find alternative sources for performing these functions.
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
ChargePoint has previously experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, third-party service providers, component supplier and manufacturer disruptions, human or software errors and capacity constraints. If ChargePoint’s services are unavailable when users attempt to access them, they may seek other services, which could reduce demand for ChargePoint’s solutions from target customers.
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
ChargePoint believes there are seasonal factors that may cause ChargePoint to record higher revenue in some quarters compared with others. A significant share of ChargePoint’s annual revenues are typically generated in the fourth fiscal quarter, which coincides with customers with a December 31 year-end choosing to spend remaining unused portions of their budgets. ChargePoint’s revenues have historically been lower in its first fiscal quarter than its preceding fourth quarter, due in part to unfavorable weather conditions which result in a decrease in construction activity during the winter months, periods of wet weather and times when other weather and climate conditions would impair construction activity. While ChargePoint believes it has visibility into the seasonality of its business, various factors, including difficult weather conditions (such as flooding, hurricanes, prolonged rain or periods of unseasonably cold temperatures or snowstorms) in any quarter, may materially and adversely affect its business, financial condition and results of operations.
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
ChargePoint conducts a majority of its operations in the San Francisco Bay Area in an area projected to be vulnerable to future water scarcity and sea level rise due to climate change as well as in an active earthquake zone. The occurrence of a natural disaster such as an earthquake, drought, flood, fire (such as the increasingly frequent wildfires in California), localized extended outages of critical utilities (such as California’s public safety power shut-offs) or transportation systems, or any critical resource shortages could cause a significant interruption in its business, damage or destroy ChargePoint’s facilities or inventories, and cause it to incur significant costs, any of which could harm its business, financial condition and results of operations. The insurance ChargePoint maintains against fires, earthquakes and other natural disasters may not be adequate to cover losses in any particular case.
In addition, rolling public safety power shut-offs in California or other states can affect user acceptance of EVs, as charging may be unavailable at the desired times, or at all during these events. These shut-offs could also affect the ability of fleet operators to charge their EVs, which, for example, could adversely affect transportation schedules or any service level agreements to which either ChargePoint or the fleet operator may be a party. If these events persist, the demand for EVs could decline, which would result in reduced demand for charging solutions.

ChargePoint is susceptible to risks associated with an increased focus by stakeholders and regulators on climate change, which may adversely affect its business and results of operations.
Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the U.S. and elsewhere, have the potential to disrupt ChargePoint’s business and those of its third-party suppliers, and customers, and may cause ChargePoint to experience higher attrition, losses and additional costs to maintain or resume operations. In addition, ChargePoint’s customers may begin to establish sourcing requirements related to sustainability. As a result, ChargePoint may receive requests for sustainability related information about its products, business operations, use of sustainable materials and packaging. ChargePoint’s inability to comply with these and other sustainability requirements in the future could adversely affect sales of and demand for its products.
Further, there is an increased focus, including by governmental and nongovernmental organizations, investors, customers, and other stakeholders, on climate change matters, including increased pressure to expand disclosures related to the physical and transition risks related to climate change or to establish sustainability goals, such as the reduction of greenhouse gas emissions, which could expose ChargePoint to market, operational and execution costs or risks. ChargePoint’s failure to establish such sustainability targets or targets that are perceived to be appropriate, as well as to achieve progress on those targets on a timely basis, or at all, could adversely affect the reputation of its brand and sales of and demand for its products. To the extent legislation is passed, such as proposed rules by the SEC with respect to enhance and standardized climate-related disclosures, ChargePoint would incur significant additional costs of compliance due to the need for expanded data collection, analysis, and certification with respect to greenhouse gas emissions and other climate change related risks. ChargePoint may also incur additional costs or require additional resources to monitor, report and comply with such stakeholder expectations and standards and legislation, and to meet climate change targets and commitments if established.
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
•availability of maintenance and repair services for EVs;
•consumers’ perception about the convenience and cost of charging EVs;
•increases in fuel efficiency of non-electric vehicles;
•government regulations and economic incentives, including adverse changes in, or expiration of, favorable tax incentives related to EVs, EV charging stations or decarbonization generally;
•relaxation of government mandates or quotas regarding the sale of EVs; and

•concerns about the future viability of EV manufacturers.
In addition, sales of vehicles in the automotive industry can be cyclical, which may affect growth in acceptance of EVs. It is uncertain how macroeconomic factors will impact demand for EVs, particularly since EVs can be more expensive than traditional gasoline-powered vehicles, when the automotive industry globally has been experiencing a recent decline in sales. Furthermore, because fleet operators often make large purchases of EVs, this cyclicality and volatility in the automotive industry may be more pronounced with commercial purchasers, and any significant decline in demand from these customers could reduce demand for EV charging and ChargePoint’s products and services in particular.
Demand for EVs may also be affected by factors directly impacting automobile prices or the cost of purchasing and operating automobiles, such as sales and financing incentives, prices of raw materials and parts and components, cost of fuel and governmental regulations, including tariffs, import regulation and other taxes. Further, the automotive industry in general and EV manufacturing have experienced recent substantial supply chain interruptions due to COVID-19 and a worldwide semiconductor shortage adversely impacting the automotive industry in 2020 and 2021, resulting in reduced EV production schedules and sales. Volatility in demand or delays in EV production due to global supply chain constraints may lead to lower vehicle unit sales, which may result in reduced demand for EV charging solutions and therefore adversely affect ChargePoint’s business, financial condition and operating results.
The EV market currently benefits from the availability of rebates, tax credits and other financial incentives from governments, utilities and others to offset the purchase or operating costs of EVs and EV charging stations. In particular, ChargePoint’s marketing efforts have historically promoted federal tax credits available to purchasers of its EV charging stations that effectively provide purchasers with a significantly discounted purchase price. The reduction, modification, or elimination of such benefits could cause reduced demand for EVs and EV charging stations, which would adversely affect ChargePoint’s financial results.
The U.S. federal government, foreign governments and some state and local governments provide incentives to end users and purchasers of EVs and EV charging stations in the form of rebates, tax credits and other financial incentives, such as payments for regulatory credits. The EV market relies on these governmental rebates, tax credits and other financial incentives to significantly lower the effective price of EVs and EV charging stations to customers. For example, the Infrastructure Investment and Jobs Act signed into law on November 15, 2021 provided additional funding for EVs and EV charging infrastructure through the creation of new programs and grants and the expansion of existing programs, including $7.5 billion for EV charging along highway corridors. In addition, the Inflation Reduction Act of 2022 signed into law on August 16, 2022 includes numerous incentives and tax credits aimed at reducing the effects of climate change, such as the extension of EV charging infrastructure tax credits under Section 30C and tax credits for EVs under Section 30D of the Internal Revenue Code of 1986, as amended (the “Code”) through 2032. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy. Any other reduction in rebates, tax credits or other financial incentives for EVs or EV charging stations could materially reduce the demand for EVs and ChargePoint’s solutions and, as a result, may adversely impact ChargePoint’s business and expansion potential.
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
As regulatory initiatives have required an increase in the mileage capabilities of cars, consumption of renewable transportation fuels, such as ethanol and biodiesel, and consumer acceptance of EVs and other alternative vehicles has been increasing. If fuel efficiency of non-electric vehicles continues to rise, whether as the result of regulations or otherwise, and affordability of vehicles using renewable transportation fuels improves, the demand for electric and high energy vehicles could diminish. In addition, the EV fueling model is different than gas or other fuel models, requiring behavior change and education of influencers, consumers and others such as regulatory bodies. Developments in alternative technologies, such as advanced diesel, ethanol, fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect demand for EVs and EV charging stations. For example, fuel which is abundant and relatively inexpensive in the United States, such as compressed natural gas, may emerge as a preferred alternative to petroleum-based propulsion. Regulatory bodies may also adopt rules that substantially favor certain alternatives to petroleum-based propulsion over others, which may not necessarily be EVs, or may adopt rules to eliminate, modify or reduce penalties or incentives to maintain minimum fuel economy standards. Any of these changes may impose additional obstacles to the purchase of EVs or the development of a more ubiquitous EV market. If any of the above influence consumers or businesses to no longer purchase EVs or purchase them at a lower rate, it would materially and adversely affect ChargePoint’s business, operating results, financial condition and prospects.
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
As EV technologies change or governmental regulations impose new requirements on EV charging technology, ChargePoint may need to upgrade or adapt its charging station technology and introduce new products and services in order to serve vehicles that have the latest technology, in particular battery cell technology, or comply with new governmental regulations, which could involve substantial costs. Even if ChargePoint is able to keep pace with changes in technology and develop new products and services, its research and development expenses could increase, its gross margins could be adversely affected in some periods and its prior products could become obsolete or non-compliant with governmental regulations more quickly than expected. ChargePoint may also incur additional costs and expenses related to new product transitions such as adverse impacts due to supply chain failures to procure sufficient new product components, purchase price variances, or inventory obsolescence costs related to new product transitions, including as the result of any failure on the part of ChargePoint to meet its own estimates and projections. ChargePoint cannot guarantee that any new products will be released in a timely manner, or at all, or achieve market acceptance. Delays in delivering new products that meet customer requirements could damage ChargePoint’s relationships with customers and lead them to seek alternative providers. Delays in introducing products and innovations or the failure to offer innovative products or services at competitive prices may cause existing and potential customers to purchase ChargePoint’s competitors’ products or services. Finally, new or changing state or federal regulations may result in delays related to the development of new products or modifications to existing products in order to come into compliance and any such delays may result in customer’s selecting alternative providers or result in delays related to ChargePoint’s ability to install, sell or distribute its charging station technology.
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
From time to time, ChargePoint makes statements with estimates of the addressable market for ChargePoint’s solutions and the EV market in general. Market opportunity estimates and growth forecasts, whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. This is especially so at the present time due to the uncertainties associated with the ongoing COVID-19 pandemic, worldwide supply chain disruptions, macroeconomic effects of inflation and market and geopolitical volatility. The estimates and forecasts relating to the size and expected growth of the target EV market, market demand and adoption, capacity to address this demand and pricing may also prove to be inaccurate. In particular, estimates regarding the current and projected EV market opportunity are difficult to predict. The estimated addressable EV market may not materialize for many years, if ever, and even if the markets meet the size estimates and growth forecasts, ChargePoint’s business could fail to grow at similar rates.
Risks Related to ChargePoint’s Technology, Intellectual Property and Infrastructure
ChargePoint expects to incur research and development costs and devote significant resources to developing new products, which could significantly reduce its profitability and may never result in revenue to ChargePoint.
ChargePoint’s future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. ChargePoint plans to incur significant research and development costs in the future as part of its efforts to design, develop, manufacture and introduce new products and enhance existing products. ChargePoint’s research and development expenses were $148.2 million, $145.0 million, $75.0 million, and $69.5 million during the nine months ended October 31, 2022, and during the fiscal years ended January 31, 2022, 2021 and 2020, respectively, and are likely to grow in the future. Further, ChargePoint’s research and development program may not produce successful results, and its new products may not achieve market acceptance, create additional revenue or become profitable.
ChargePoint may need to defend against intellectual property infringement or misappropriation claims, which may be time-consuming and expensive.
From time to time, the holders of intellectual property rights may assert their rights and urge ChargePoint to enter into licenses, and/or may bring suits alleging infringement, misappropriation or other violation of such rights. There can be no assurance that ChargePoint will be able to mitigate the risk of potential suits or other legal demands by competitors or other third-parties. Accordingly, ChargePoint may consider entering into licensing agreements with respect to such rights, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur, and such licenses and associated litigation could significantly increase ChargePoint’s operating expenses. In addition, if ChargePoint is determined to have or believes there is a high likelihood that it has infringed upon, misappropriated or otherwise violated a third-party’s intellectual property rights, it may be required to cease making, selling or incorporating certain key components or intellectual property into the products and services it offers, to pay substantial damages and/or royalties, to redesign its products and services, and/or to establish and maintain alternative branding. In addition, to the extent that ChargePoint’s customers and business partners become the subject of any allegation or claim regarding the infringement, misappropriation or other violation of intellectual property rights related to ChargePoint’s products and services, ChargePoint may be required to indemnify such customers and business partners. If ChargePoint were required to take one or more such actions, its business, prospects, operating results and financial condition could be materially and adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity and diversion of resources and management attention.
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
Patent, trademark, and trade secret laws vary significantly throughout the world. Some foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Further, policing the unauthorized use of ChargePoint’s intellectual property in foreign jurisdictions may be difficult or impossible. Therefore, ChargePoint’s intellectual property rights may not be as strong or as easily enforced outside of the United States.
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
ChargePoint currently serves customers from third-party data center facilities operated by Amazon Web Services (“AWS”) located in the United States, Europe and Canada. Any outage or failure of such data centers could negatively affect ChargePoint’s product connectivity and performance. ChargePoint’s primary environments are behind the Content Delivery Network operated by Cloudflare, Inc. (“Cloudflare”), and any interruptions of Cloudflare’s services could negatively affect ChargePoint’s product connectivity and performance. Furthermore, ChargePoint depends on connectivity from its charging stations to its data centers through cellular service providers, such as Verizon. Any incident affecting a data center facility’s or a cellular service provider’s infrastructure or operations, whether caused by fire, flood, severe storm, earthquake, or other natural disasters, power loss, telecommunications failures, breach of security protocols, computer viruses and disabling devices, failure of access control mechanisms, war, criminal act, military actions, terrorist attacks and other similar events could negatively affect the use, functionality or availability of ChargePoint’s services.
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
ChargePoint believes that the successful use of its EV charging stations and Cloud Services requires a high level of support and engagement for many of its customers, particularly its fleet and commercial customers. In order to deliver appropriate customer support and engagement, ChargePoint must successfully assist its customers in deploying and continuing to use ChargePoint’s Cloud Services tools and EV charging stations, resolving performance issues, addressing interoperability challenges with a customers’ existing information technology or fuel management platforms and responding to EV charging station component failures or replacement parts, as well as charging station performance and reliability issues that may arise from time to time.
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
In addition to providing direct customer support, ChargePoint also relies on channel partners in order to provide frontline support to some of its customers, including with respect to commissioning, maintenance, component part replacements and repairs of charging stations. If ChargePoint’s channel partners do not provide support to the satisfaction of ChargePoint’s customers, ChargePoint may be required to hire additional personnel and to invest in additional resources in order to provide an adequate level of support, generally at a higher cost than that associated with its channel partners, which may increase ChargePoint’s costs and expenses and adversely affect ChargePoint’s gross margins. There can be no assurance that ChargePoint will be able to hire sufficient support personnel as and when needed. To the extent that ChargePoint is unsuccessful in hiring, training, and retaining adequate support personnel, its ability to provide high-quality and timely support to its customers will be negatively impacted and its customers’ satisfaction with its Cloud Services and EV charging stations could be adversely affected. Any failure to maintain high-quality customer support, or a market perception that ChargePoint does not maintain high-quality customer support, could adversely affect ChargePoint’s reputation, business, results of operations, and financial condition, particularly with respect to its fleet customers (see also “Risks Related to ChargePoint’s Business--Supply chain disruptions, component shortages, manufacturing interruptions or delays, or the failure to accurately forecast customer demand, could adversely affect ChargePoint’s ability to meet customer demand, lead to higher costs, and adversely affect ChargePoint’s business and results of operations. For example, supply chain challenges related to the COVID-19 pandemic, Russia’s invasion of Ukraine and global chip shortages have impacted companies worldwide and may have adverse effects on ChargePoint suppliers and, as a result, ChargePoint”).
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

If customers do not renew their subscriptions, if they renew on terms less favorable to ChargePoint or if they fail to add products or services, ChargePoint’s business and operating results will be adversely affected.
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
In addition, the Tax Act may impact taxation in non-federal jurisdictions, including with respect to state income taxes as state legislatures respond to the Tax Act. Additionally, other foreign governing bodies have and may enact changes to their tax laws in reaction to the Tax Act that could result in changes to ChargePoint’s global tax position and materially adversely affect its business and future profitability.
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
Because ChargePoint does not have a long history of operating at its present scale and it has significant expansion plans, ChargePoint’s effective tax rate may fluctuate in the future. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under U.S. generally accepted accounting principles (“U.S. GAAP”), changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws. Factors that could materially affect ChargePoint’s future effective tax rates include, but are not limited to: (a) changes in tax laws or the regulatory environment, (b) changes in accounting and tax standards or practices, (c) changes in the composition of operating income by tax jurisdiction and (d) ChargePoint’s operating results before taxes.
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
As of January 31, 2022, ChargePoint had $737.8 million of U.S. federal and $312.6 million of California net operating loss carryforwards available to reduce future taxable income, of which $549.0 million of the U.S. federal net operating loss carryforwards can be carried forward indefinitely. The U.S. federal and California state net operating loss carryforwards begin to expire in 2028. In addition, ChargePoint had net operating loss carryforwards for other states of $270.9 million, which begin to expire in 2023. The Tax Act included a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017 and the elimination of carrybacks of net operating losses. It is possible that ChargePoint will not generate taxable income in time to utilize these net operating loss carryforwards.
In addition, net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in ownership by “5% stockholders” that exceeds 50 percentage points over a rolling three-year period. ChargePoint has experienced ownership changes since its incorporation and is already subject to limitations on its ability to utilize its existing net operating loss carryforwards and other tax attributes to offset taxable income or tax liability. In addition, changes in the ownership of its Common Stock during its fiscal year ending January 31, 2022 and future changes in ChargePoint’s stock ownership, which are outside of ChargePoint’s control, may trigger further ownership changes. Similar provisions of state tax law may also apply to limit ChargePoint’s use of accumulated state tax attributes. As a result, even if ChargePoint earns net taxable income in the future, its ability to use its net operating loss carryforwards and other tax attributes accrued prior to these changes in ownership to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to ChargePoint.
ChargePoint performed an analysis to assess whether an “ownership change,” as defined by Section 382 of the Code, has occurred from its inception through January 31, 2021. Based on this analysis, ChargePoint has experienced “ownership changes,” limiting the utilization of the net operating loss carryforwards or research and development tax credit carryforwards under Section 382 of the Code by first multiplying the value of the ChargePoint’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then applying additional adjustments, as required. As a result of the ownership changes, approximately $17.1 million of Federal net operating loss carryforwards, $17.9 million of California net operating loss carryforwards, and $4.7 million of federal tax credits were determined to have to expired unutilized for income tax purposes. In addition, the Merger during fiscal year 2022 may constitute further ownership changes under Sections 382 and 383 of the Code and ChargePoint expects to complete a Section 382 analysis for changes during this period during its fiscal year ending January 31, 2023. ChargePoint’s net operating losses or credits may also be impaired under state law. Accordingly, ChargePoint may not be able to utilize a material portion of the net operating losses or credits. The ability of ChargePoint to utilize its net operating losses or credits is conditioned upon ChargePoint attaining profitability and generating U.S. federal and state taxable income. ChargePoint has incurred significant net losses since inception and will continue to incur significant losses; and therefore, ChargePoint does not know whether or when the combined carryforwards may be or may become subject to limitation by Sections 382 and 383 of the Code.
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

ChargePoint faces increased legal, accounting, administrative and other costs and expenses as a public company that it did not incur as a private company. The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements increases costs and make certain activities more time-consuming. A number of those requirements require ChargePoint to carry out activities it has not done previously and additional expenses associated with SEC reporting requirements will continue to be incurred. Furthermore, if any issues in complying with those requirements are identified, such as the material weaknesses as described in this Quarterly Report and the restatement of ChargePoint’s previously issued consolidated financial statements and related material weakness as described in this Risk Factors section, ChargePoint may be subject to additional costs and expenses to come into compliance (see also “Financial, Tax and Accounting-Related Risks—ChargePoint has identified material weaknesses in its internal control over financial reporting. If ChargePoint is unable to remediate these material weaknesses, or if ChargePoint identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting, this may result in material misstatements contained within ChargePoint’s consolidated financial statements or cause ChargePoint to fail to meet its periodic reporting obligations,” and “Risks Related to Legal Matters and Regulations—ChargePoint may face litigation and other risks as a result of the material weaknesses in its internal control over financial reporting and the restatement of its financial statements,” for more detail). ChargePoint has incurred and could incur additional costs to rectify those or new issues, and the existence of these issues could adversely affect its reputation or investor perceptions. In addition, as a public company, ChargePoint maintains director and officer liability insurance, for which it must pay substantial premiums. The additional reporting and other obligations imposed by rules and regulations applicable to public companies increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. Advocacy efforts by stockholders and third-parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
ChargePoint has identified material weaknesses in its internal control over financial reporting. If ChargePoint is unable to remediate these material weaknesses, or if ChargePoint identifies additional material weaknesses in the future or otherwise fails to maintain an system of effective internal control over financial reporting, this may result in material misstatements contained within ChargePoint’s consolidated financial statements or cause ChargePoint to fail to meet its periodic reporting obligations.
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
The material weakness related to formal accounting policies, procedures and controls resulted in adjustments to several accounts and disclosures related to the Legacy ChargePoint consolidated financial statements for the years ended January 31,

2021, 2020 and 2019. The material weakness related to the accounting for complex features associated with warrants resulted in the restatement of the previously issued financial statements of the entity acquired as part of the Merger Agreement related to warrant liabilities and equity. The material weakness related to the valuation of acquired intangible assets resulted in material adjustments to customer relationships and goodwill and related disclosures in ChargePoint’s consolidated financial statements for the year ended January 31, 2022. These material weaknesses could result in a material misstatement of substantially all of ChargePoint’s accounts or disclosures that would result in a material misstatement contained within the annual or interim consolidated financial statements that would not be prevented or detected.
•In addition, ChargePoint did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of its consolidated financial statements. Specifically, ChargePoint did not design and maintain (a) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (b) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to its financial applications and data to appropriate company personnel and (c) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements. The IT deficiencies did not result in any misstatements contained within the consolidated financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, ChargePoint’s management has determined these deficiencies in the aggregate constitute a material weakness.
ChargePoint has implemented, or is in the process of implementing, measures designed to remediate the control deficiencies that led to these material weaknesses. Specifically, the Company has undertaken the following remedial actions:
•Hired additional finance and accounting personnel with the appropriate level of public the accounting knowledge and experience to enhance ChargePoint’s accounting and financial reporting team and to establish and maintain internal control over financial reporting;
•Engaged the internal audit team, along with third-party consultants, in assisting ChargePoint in evaluating internal control over financial reporting;
•Designed and implemented additional review and training procedures within ChargePoint’s accounting and finance functions to enhance knowledge and understanding of internal control over financial reporting;
•During the quarter ended October 31, 2022, redesigned and enhanced existing controls related to the identification of and accounting for certain non-routine, unusual or complex transactions, including the accounting for complex features associated with warrants;
•During the quarter ended October 31, 2022, redesigned and enhanced existing controls related to the review of the inputs and assumptions used in the valuation of acquired intangible assets;
•During the quarter ended October 31, 2022, redesigned and enhanced controls over the preparation and review of journal entries, including controls over the segregation of duties; and
•During the quarter ended October 31, 2022, implemented, redesigned and enhanced IT general controls, including controls over program change management, the provisioning and monitoring of user access rights and privileges and program development processes and procedures.
While ChargePoint believes that these efforts have improved and will continue to improve its internal control over financial reporting, the newly implemented controls and remediation actions taken have not been in place and operating for a sufficient period to evaluate if the material weaknesses have been remediated. ChargePoint’s remediation efforts could continue beyond the fiscal year ending January 31, 2023. At this time, ChargePoint cannot provide an estimate of costs incurred in connection with implementing this remediation plan; however, these remediation measures will continue to be a time-consuming process, will result in ChargePoint incurring significant costs, and will place significant demands on its financial and operational resources.
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
Additionally, the EU adopted the GDPR in 2016, and it became effective in May 2018. The GDPR establishes requirements applicable to the handling of personal data and imposes penalties for non-compliance of up to the greater of €20 million or 4% of worldwide revenue. Further, the United Kingdom has adopted the UK GDPR governing the privacy and security of personal information. The costs of compliance with, and other burdens imposed by, the GDPR and UK GDPR may limit the use and adoption of ChargePoint’s products and services and could have an adverse impact on its business. In addition, California adopted the CCPA and the California State Attorney General has begun enforcement actions. Although ChargePoint initiated a compliance program designed to ensure CCPA compliance after consulting with outside privacy counsel, ChargePoint may remain exposed to ongoing legal risks and compliance costs related to CCPA and the new California Privacy Rights Act (“CPRA”), which will become effective in most material respects starting on January 1, 2023.
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
ChargePoint is subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the Anti-Bribery Act and possibly other anti-bribery and anti-money laundering laws in countries in which it conducts activities. It faces significant risks if it fails to comply with the FCPA and other anti-corruption laws that prohibit companies and their employees and third-party intermediaries from promising, authorizing, offering or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person or securing any advantage. Any violation of the FCPA, other applicable anti-corruption laws, or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, or severe criminal or civil sanctions, which could have a materially adverse effect on ChargePoint’s reputation, business, operating results and prospects. In addition, ensuring compliance may be costly and time-consuming and responding to any enforcement action may result in a significant diversion of management’s attention and resources, significant defense costs and other professional fees.
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
Existing and future environmental health and safety laws and regulations could result in increased compliance costs or additional operating costs or construction costs and restrictions. Failure to comply with such laws and regulations may result in substantial fines or other limitations that may adversely impact ChargePoint’s financial results or results of operations.
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
ChargePoint may face litigation and other risks as a result of the material weaknesses in its internal control over financial reporting and the restatement of its financial statements.
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
Risks Related to Ownership of ChargePoint’s Securities
Future sales of ChargePoint’s Common Stock in the public market, or the perception that such sales may occur, could reduce ChargePoint’s stock price, and any conversions of the 2027 Convertible Notes will, and any additional capital raised through the sale of equity or any future convertible securities ChargePoint may issue could, dilute existing stockholders’ ownership.
ChargePoint may raise additional capital through the issuance of equity or debt securities in the future. In that event, the ownership of existing ChargePoint stockholders would be diluted and the value of the stockholders' equity in Common Stock could be reduced. If ChargePoint raised more equity capital from the sale of Common Stock, institutional or other investors may negotiate terms more favorable than the current prices of ChargePoint’s Common Stock. If ChargePoint issues debt securities, the holders of the debt would have a claim to ChargePoint assets that would be prior to the rights of stockholders until the debt is repaid. Interest on these debt securities would increase costs and could negatively impact operating results. In April 2022, ChargePoint issued the 2027 Convertible Notes. The 2027 Convertible Notes may decrease ChargePoint’s business flexibility and access to capital, require a significant amount of cash to service, dilute the ownership interest of existing stockholders and otherwise depress the price of its Common Stock, and delay or hinder an otherwise beneficial takeover of the Company. On July 1, 2022, ChargePoint filed a Registration Statement on Form S-3 (File No. 333-265986), which permits ChargePoint to offer up to $1.0 billion shares of ChargePoint Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time (the “Shelf Registration Statement”). Further, as part of the Shelf Registration Statement, ChargePoint may also sell up to $500.0 million of shares of its Common Stock in “at-the-market” offerings pursuant to that certain common stock sales agreement dated July 1, 2022, by and among ChargePoint and the underwriters thereto (the “ATM Facility”). The sale of a substantial number of shares of ChargePoint Common Stock pursuant to the ATM Facility, the Shelf Registration Statement or otherwise, or anticipation of any such sales, could cause the trading price of ChargePoint’s Common Stock to decline or make it more difficult for ChargePoint to sell equity or equity-related securities in the future at a time and at a price that ChargePoint might otherwise desire. In addition, issuances of any shares of ChargePoint Common Stock sold pursuant to the ATM Facility or any securities sold pursuant to the Shelf Registration Statement will have a dilutive effect on our existing stockholders
In accordance with Delaware law and the provisions of ChargePoint’s Second Amended and Restated Certificate of Incorporation (the “Second A&R Charter”), ChargePoint may issue preferred stock that ranks senior in right of dividends, liquidation or voting to its Common Stock. The issuance by ChargePoint of such preferred stock may (a) reduce or eliminate the amount of cash available for payment of dividends to other holders of ChargePoint Common Stock, (b) diminish the relative voting strength of the total shares of Common Stock outstanding as a class, or (c) subordinate the claims of ChargePoint holders of Common Stock to ChargePoint assets in the event of a liquidation. ChargePoint cannot predict the size of future issuances of its Common Stock or any additional issuances of securities convertible into Common Stock or the effect, if any, that future issuances and sales of shares of its Common Stock will have on the market price of its Common Stock. Sales of substantial amounts of ChargePoint Common Stock (including any shares issued upon the conversion of the 2027 Convertible Notes or pursuant to the ATM Facility, the Shelf Registration Statement, or in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of ChargePoint Common Stock.
ChargePoint may need to raise additional funds and these funds may not be available when needed or may not be available on terms that are favorable to ChargePoint.
ChargePoint may need to raise additional capital in the future to further scale its business and expand to additional markets. ChargePoint may raise additional funds through the issuance of equity, equity-related or debt securities, or through obtaining credit from government or financial institutions. ChargePoint cannot be certain that additional funds will be available on favorable terms when required, or at all. In addition, if ChargePoint cannot raise additional funds when needed, its financial condition, results of operations, business and prospects could be materially and adversely affected. If ChargePoint raises funds through the issuance of debt securities or through loan arrangements, the terms of such arrangements could require significant interest payments or contain covenants that restrict ChargePoint’s business, or other unfavorable terms, any of which could materially adversely affect ChargePoint’s business.
ChargePoint has incurred substantial indebtedness that may decrease its business flexibility, access to capital, and/or increase its borrowing costs, and ChargePoint may still incur substantially more debt, which may adversely affect its operations and financial results.
In April 2022, ChargePoint issued the 2027 Convertible Notes. The indenture for the 2027 Convertible Notes includes a restrictive covenant that, subject to specified exceptions, limits the ability of ChargePoint and its subsidiaries to incur secured debt in excess of $750.0 million. In addition, the indenture includes customary terms and covenants, including certain events of default after which the holders may accelerate the maturity of the 2027 Convertible Notes and declare 100% of the principal of, and accrued and unpaid interest, if any, on, the 2027 Convertible Notes to become due and payable immediately. As a result of these and other terms in the indenture, ChargePoint’s indebtedness may:
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
ChargePoint’s ability to make scheduled payments of the principal of, to pay interest on, or to refinance its indebtedness, including the amounts payable under the 2027 Convertible Notes, depends on its future performance, which is subject to economic, financial, competitive, and other factors beyond its control. ChargePoint’s business may not generate cash flow from operations in the future sufficient to service its indebtedness and make necessary capital expenditures. Interest on the 2027 Convertible Notes is payable semi-annually in arrears on April 1 and October 1, commencing on October 1, 2022, and the 2027 Convertible Notes will mature on April 1, 2027, unless redeemed, repurchased or converted in accordance with their terms prior to such date. While ChargePoint can elect to make any interest payment in cash, paid in kind through an increase in the principal amount of the 2027 Convertible Notes, referred to as PIK Interest, or any combination thereof; to the extent ChargePoint elects PIK Interest, the 2027 Convertible Notes bear interest at a rate of 5.00% per annum, compared to 3.50% per annum to the extent paid in cash. If ChargePoint is unable to generate sufficient cash flow to pay the principal and/or interest on its indebtedness, ChargePoint’s flexibility in how it pays interest on the 2027 Convertible Notes may be limited and it may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive, to pay its outstanding indebtedness. ChargePoint’s ability to refinance its indebtedness will depend on the capital markets and its financial condition at such time. For example, interest rate increases and/or other monetary policy changes, could ultimately result in higher short-term and/or long-term interest rates and could otherwise impact the general availability of credit. Higher prevailing interest rates and/or a tightening supply of credit would adversely affect the terms upon which ChargePoint would be able to refinance its indebtedness, if at all. As a result, ChargePoint may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on its debt obligations.

In the event of a fundamental change or a change in control transaction (each such term as defined in the indenture governing the 2027 Convertible Notes), holders of the 2027 Convertible Notes will have the right to require ChargePoint to repurchase all or a portion of their 2027 Convertible Notes at a price equal to 100% of the capitalized principal amount of 2027 Convertible Notes, in the case of a fundamental change, or 125% of the capitalized principal amount of 2027 Convertible Notes, in the case of a change in control transaction, in each case plus any accrued and unpaid interest to, but excluding, the repurchase date. This feature of the 2027 Convertible Notes could have the effect of delaying or preventing a change of control of ChargePoint, whether or not it is desired by, or beneficial to, ChargePoint’s stockholders, and may result in the acquisition of ChargePoint on terms less favorable to its stockholders than it would otherwise be, or could require ChargePoint to pay a portion of the consideration available in such a transaction to holders of the 2027 Convertible Notes. In addition, upon conversion of the 2027 Convertible Notes, unless ChargePoint elects to deliver solely shares of its Common Stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), ChargePoint will be required to make cash payments in respect of the 2027 Convertible Notes being converted. However, ChargePoint may not have enough available cash, or be able to obtain sufficient financing, at the time it is required to pay cash with respect to 2027 Convertible Notes being converted.
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
ChargePoint expects that, under applicable accounting principles, the initial liability carrying amount of the 2027 Convertible Notes will be the fair value of a similar debt instrument that does not have a conversion feature, valued using its cost of capital for straight, unconvertible debt. ChargePoint has reflected the difference between the net proceeds from the sale of the 2027 Convertible Notes and the initial carrying amount as a debt discount for accounting purposes, which is amortized into interest expense over the term of the 2027 Convertible Notes. As a result of this amortization, the interest expense to be recognized for the 2027 Convertible Notes for accounting purposes will be greater than the cash interest payments ChargePoint may pay on the 2027 Convertible Notes, were it to elect to pay interest in cash, which results in lower reported net income. The lower reported income (or higher net loss) resulting from this accounting treatment could depress the trading price of ChargePoint’s Common Stock and the 2027 Convertible Notes. In addition, under Accounting Standards Update 2020-06, Debt--Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging--Contracts in Entity’s Own Equity (Subtopic 815-40), diluted earnings per share is generally calculated assuming that all the 2027 Convertible Notes were converted solely into shares of Common Stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of this “if-converted” method may reduce ChargePoint’s reported diluted earnings per share.

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
As reported in table captioned “Security Ownership of Certain Beneficial Owners and Management” included in the Proxy Statement for ChargePoint’s 2022 Annual Meeting of Stockholders filed with the SEC on May 27, 2022, as of April 30, 2022, ChargePoint’s directors, executive officers and their affiliates in the aggregate beneficially own approximately 23.6% of the outstanding Common Stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of the certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
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
•changes in competitive factors;
•operating and share price performance of other companies in ChargePoint’s industry or related markets;
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
In addition, the stock market in general, and the stock prices of technology companies in particular, have experienced extreme price and volume fluctuations. Broad market and industry factors likely have seriously affected and may continue to seriously affect the market price of ChargePoint’s Common Stock, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against such a company. This litigation, if instituted against ChargePoint as a result of the actual and potential volatility described above, could result in substantial costs and a diversion of management’s attention and resources.
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
ChargePoint’s Second A&R Charter and Amended and Restated Bylaws (the “A&R Bylaws”) afford certain rights and powers to the Board that could contribute to the delay or prevention of an acquisition that it deems undesirable. ChargePoint is also subject to Section 203 of the DGCL and other provisions of Delaware law that limit the ability of stockholders in certain situations to effect certain mergers. Any of the foregoing provisions and terms that have the effect of delaying or deterring a change in control could limit the opportunity for stockholders to receive a premium for their shares of their Common Stock and could also affect the price that some investors are willing to pay for the Common Stock. ChargePoint’s Second A&R Charter provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit stockholders’ ability to obtain a more favorable judicial forum for disputes with ChargePoint or its directors, officers, employees or stockholders.
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
The choice of forum provision in ChargePoint’s Second A&R Charter may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with ChargePoint or any of its directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision to be inapplicable or unenforceable in an action, ChargePoint may incur additional costs associated with resolving such action in other jurisdictions, which could harm its business, operating results and financial condition.
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
As of October 31, 2022, the warrants to purchase Legacy ChargePoint common stock (the “Legacy Warrants”) were exercisable for 34,587,257 shares of Common Stock. Any shares of ChargePoint’s Common Stock issued upon exercise of Legacy Warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of ChargePoint’s Common Stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a)Exhibits:

Exhibit No.	Description
10.1+*^	Transition and Separation Agreement, by and among Colleen Jansen, ChargePoint Holdings, Inc. and ChargePoint, Inc., dated October 24, 2022
31.1+	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2+	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________

+ Filed herewith.
*    Denotes management compensatory plan, contract or arrangement.
^    The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 8, 2022

CHARGEPOINT HOLDINGS, INC.

	By:	/s/ Rex S. Jackson
	Name:	Rex S. Jackson
	Title:	Chief Financial Officer and Principal Financial Officer