Form 10-K
period 2023-01-31
ChargePoint Holdings, Inc.
filed 2023-04-03
CIK 1777393

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on July 29, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of $15.11 for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $4.1 billion. Shares of common stock beneficially owned by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 350,493,445 shares of common stock as of March 28, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2023 annual meeting of shareholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Table of Content

Table of Content

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K (this “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements could include, among other things statements regarding the future financial performance of ChargePoint Holdings, Inc. (“ChargePoint” or the “Company,” or “we,” “us,” “our” and similar terms), as well as ChargePoint’s strategy, future operations, future operating results, financial position, expectations regarding revenue, losses, and costs, margins and prospects, as well as management plans and objectives. All statements, other than statements of present or historical fact included in this Annual Report, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project” or negatives of such terms and other similar expressions that predict or indicate future events or trends or that are not statements of present or historical matters. These statements are based on various assumptions, whether or not identified herein, and on the current expectations of ChargePoint’s management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of, fact or probability. Actual events and circumstances are difficult or impossible to predict and may differ from assumptions, and such differences may be material. Many actual events and circumstances are beyond the control of ChargePoint. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about ChargePoint that may cause the actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. If any of these risks materialize or ChargePoint’s assumptions prove incorrect, actual results could differ materially from the results implied by these forward-looking statements. There may be additional risks that ChargePoint does not presently know or that ChargePoint currently believes are immaterial that could also cause actual results to differ from those contained in the forward-looking statements. In addition, forward-looking statements reflect ChargePoint’s expectations, plans or forecasts of future events and views as of the date hereof. ChargePoint anticipates that subsequent events and developments will cause ChargePoint’s assessments to change. These forward-looking statements should not be relied upon as representing ChargePoint’s assessments as of any date subsequent to the date hereof. Accordingly, undue reliance should not be placed upon the forward-looking statements. ChargePoint cautions you that these forward-looking statements are subject to numerous risk and uncertainties, most of which are all difficult to predict and many of which are beyond the control of ChargePoint.
The following factors, among others, could cause actual results to differ materially from forward-looking statements:
•supply chain disruptions, delays, component shortages and expense increases, including those associated with the ongoing COVID-19 pandemic and the conflict between Ukraine and Russia may adversely affect our sales, revenue and gross margins;
•delays in new product introductions;
•ChargePoint’s ability to expand its business in Europe;
•ChargePoint’s ability to integrate newly acquired assets and businesses into ChargePoint’s own business and the expected benefits from newly acquired assets to ChargePoint, its customers and its market position;
•the electric vehicle (“EV”) market and deliveries of passenger and fleet vehicles may not grow as expected;
•ChargePoint may not attract a sufficient number of fleet owners or operators as customers;
•incentives from governments or utilities may not materialize or may be reduced, which could reduce demand for EVs, or the portion of regulatory credits that customers claim may increase, which would reduce ChargePoint’s revenue from such incentives;
•the impact of competing technologies or technological changes that result in reduced demand for EVs or other adverse effects on the EV market or our business;
•data security breaches or other network outages;
•ChargePoint’s ability to remediate its material weaknesses in internal control over financial reporting;
•ChargePoint’s success in retaining or recruiting, or changes in, its officers, key employees or directors;
•changes in applicable laws or regulations;
•ChargePoint’s ability to maintain a strong balance sheet and to raise capital as needed to support its business and pursue growth opportunities; and

Table of Content
•the possibility that ChargePoint may be adversely affected by other economic factors including macroeconomic conditions such as inflation, rising interest rates, foreign exchange volatility, adverse developments in the financial service industry, slower growth or recession or other business factors or other competitive factors.
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

Table of Content
PART I
Item 1. Business.
ChargePoint Holdings, Inc. (“ChargePoint”) is a leading electric vehicle (“EV”) charging technology solutions provider. ChargePoint is broadly driving the shift to electric mobility by providing networked charging solutions in North America and Europe across commercial (e.g., retail, workplace, hospitality, parking, recreation, municipal, education and highway fast charge), fleet (e.g., delivery, take home, logistics, motor pool, transit and shared mobility) and residential (e.g., single family homes and multi-family apartments and condominiums) verticals. As of January 31, 2023, ChargePoint has activated approximately 225,000 ports on its network, including approximately 18,900 direct current, or “DC,” “fast charging” ports, excluding single family home ports. ChargePoint’s roaming integrations enable EV drivers to access more than 465,000 additional third-party ports in North America and Europe through ChargePoint’s mobile and in-dash applications.

ChargePoint believes its business model is distinct in the EV charging industry. ChargePoint sells networked charging hardware, connected through cloud-based software services (“Cloud” or “Cloud Services”) and supported by extended parts and labor warranty solutions (“Assure”). ChargePoint sells these solutions to commercial, fleet and residential customers to enable electrification, and has developed a strong network of channel partners and distributors to support its growth. ChargePoint does not sell networked charging hardware without its software, typically does not own or operate EV charging assets, does not monetize drivers, and does not rely upon profits from the sale of electricity. By pursuing this “capital light” business model, ChargePoint has been able to focus its investments on research and development of its diverse portfolio of networked Level 2, or alternating current (“AC”), and Level 3 DC fast charging hardware, and its software solutions for drivers, hosts and fleet operators, while simultaneously scaling active networked ports more cost efficiently as compared to other models in the EV industry, where the charging station operator, or “CPO,” owns and operates the charging station and depends upon profits on the sale of electricity. Finally, ChargePoint believes its go-to-market strategy of ensuring site owners or CPOs have full control over branding, access, pricing and policies, enables them to provide their employees and customers a better charging experience.

ChargePoint’s networked charging solutions can charge most types of EVs—from cars, trucks and delivery vehicles to buses and 18-wheelers—regardless of manufacturer. ChargePoint believes it will benefit directly and proportionately from the broad trend in vehicle electrification because the breadth of its solutions means it does not need to identify which vehicles will come to market first nor which segments or manufacturers will be successful. For example, as an early entrant in the EV charging industry, ChargePoint has seen a correlation between new passenger EV sales in North America and its charging port growth in North America, which gives ChargePoint confidence in its growth prospects going forward as its verticals and geographic markets continue to go electric.
ChargePoint believes its distinct business model, breadth of offerings and increasing scale are also supported by significant positive trends in the industry. In the last several years, most major manufacturers of passenger cars, trucks of all sizes, buses and industrial vehicles have committed to electrification, and governments have made it clear from both policy and funding perspectives that the future of transportation is electric. For example, passenger EV sales are expected to increase from 2% of new vehicles sold in 2019 to 44% in 2030 in the United States and 3% of new vehicles sold in 2019 to 60% in 2030 in Europe according to the Bloomberg New Energy Finance Electric Vehicle Outlook (the “BNEF Report” issued in February 2023). Additional factors propelling this shift to vehicle electrification include existing and proposed fossil fuel bans or restrictions, transit electrification mandates and utility and government incentive programs. With these trends, the BNEF Report projects that the cumulative EV charging infrastructure investment in North America and Europe is expected to be approximately $178 billion by 2030 and increase to approximately $505 billion by 2040.
ChargePoint is focused on supporting a sustainable future. Since 2007, ChargePoint estimates it has powered over 5 billion electric miles driven, avoiding use of more than 220 million gallons of gasoline and the emission of over 1 million metric tons of greenhouse gases as of January 31, 2023. ChargePoint estimates the avoided amount of greenhouse gas emissions equates to planting approximately 22 million tree seedlings, capturing carbon from 1.6 million acres of U.S. forests or recycling 57 million bags of waste, according to the United States Environmental Protection Agency’s Greenhouse Gas Equivalencies.
The ChargePoint Model and Network Effect for EV Fueling
ChargePoint believes fueling EVs is radically different from the current “gas station” model for fueling traditional gas-powered vehicles. Passenger vehicles spend 95% of their time parked, and most fleet vehicles also have substantial “dwell time.” Unlike gasoline, electricity is pervasively and safely distributed, so fueling can shift to a model where vehicles charge where they are parked and while their drivers—individual or fleet—are engaged in other activities.
Accordingly, with application-specific exceptions such as occasional trips beyond a passenger vehicle’s battery range or the need to support fleet depots, ChargePoint believes EV charging will principally transition from an inconvenient, dedicated stop at a destination to convenient charging mapped to the dwell time, and for certain fleet applications, the size and route requirements, of the vehicle. These factors in turn drive the selection of charging solutions, since ChargePoint estimates that DC ports are 10 times or more expensive than AC ports to purchase and install, and significantly more expensive to operate due to the higher charging rate. In short, our customers want to choose the most cost-effective solutions for their vehicle charging applications, which can be AC or DC only or a blend, based on their specific needs. ChargePoint has developed a comprehensive platform of AC and DC charging products, Cloud subscriptions, Assure warranty coverages and professional services designed to ensure it can cost effectively deliver the solutions that best meet the customer’s specific requirements.

Table of Content

ChargePoint’s comprehensive portfolio is vital because its customers’ requirements vary by use case. For example, ChargePoint believes passenger EV drivers will typically charge overnight at home or during the day at work, top-up with AC charging while parked at a shopping center or other commercial locations for a few hours, and access DC charging for occasional road trips beyond their battery range. For fleet, ChargePoint believes fleet vehicles will also typically charge overnight, but with charging infrastructure mapped to vehicle types, dwell time and route lengths. Most fleets will use either all AC or a blend of AC and DC, with heavier duty applications using only DC. And in all cases, ChargePoint’s model is to provide the owner of the infrastructure full control of branding, access, pricing and policies.
From a network effect perspective, ChargePoint’s goals are ubiquity, accessibility, useability and reliability. Charging infrastructure should be broadly distributed, easily found, easy to use and should always work. ChargePoint believes its ports under management and roaming relationships support one of the largest and growing networks of EV charging infrastructures available. Charging ports are easily located via ChargePoint’s mobile and in-dash applications, and ChargePoint’s networked hardware is easy to use through those applications and to manage via its Cloud services provided to hosts. And most importantly, ChargePoint’s networked hardware is designed for high uptime, monitored and managed through our Cloud application, and supported via our customer support organization and a large network of service partners. These attributes and mobile and in-dash applications create a charging network that encourages hosts and drivers to expand with ChargePoint.
The Portfolio
ChargePoint primarily generates revenue through the sale of networked charging hardware combined with its Cloud Services billed as a subscription. ChargePoint also provides an extended parts and labor warranty, Assure, as an annual subscription. ChargePoint offers both an upfront sale of the charging station hardware with separate subscriptions for Cloud Services and Assure, or ChargePoint as a Service, referred to as CPaaS, in which charging station hardware, Cloud Services and Assure are bundled into a multi-year or annual subscription.
•Hardware Portfolio Powered by Cloud Services. ChargePoint believes it offers among the industry’s leading hardware for AC and DC charging and does not sell these solutions without a Cloud Services subscription. ChargePoint’s solutions deliver differentiated features and high efficiency in power and footprint, with a modular and scalable architecture created for high availability, easy expansion and efficient serviceability. ChargePoint thoroughly tests its products, including interoperability checks for different types of EVs, for a range of functional, climate and environmental conditions and for high, long-term reliability. ChargePoint’s stations are available with customizable video and signage options for customers who want to promote their brand.
◦AC Solutions:
▪ChargePoint’s newest family of charging stations, the CP6000 series, is part of a complete commercial and fleet charging solution, including power management and enhanced maintenance services. The CP6000 family of charging stations feature dual SAE J1772 AC charging ports, is UL® and ENERGY STAR® certified as well as compliant with the ISO 15118 communication standard and can deliver up to 19.2kW per port.
▪ChargePoint’s CT4000 family of charging stations is UL® and ENERGY STAR® certified. All CT4000 models offer one or two standard SAE J1772 AC charging ports with locking holsters, capable of delivering up to 7.2kW per port. With this standard connector, ChargePoint’s CT 4000 charging stations can charge almost any EV model in North America.
▪ChargePoint’s AC solutions further includes the CPF50 family of charging station designed for use in fleet and multi-family applications and the ChargePoint Home Flex designed for fast, flexible home charging. Both the CPF50 and ChargePoint Home Flex are UL® and ENERGY STAR® certified with standard SAE J1772 AC charging ports making them safe, reliable, and energy efficient.
◦DC Solutions:
▪ChargePoint’s family of Express and Express Plus fast charging DC solutions are configurable and extensible solutions intended to serve high-powered charging applications necessary for interstate corridor, fueling and convenience applications. ChargePoint’s Express and Express Plus fast charging DC solutions are compatible with global charging connector standards including CCS1, CCS2 and CHAdeMO connector types as well as ISO communication standards. ChargePoint’s Express products are capable of dispensing up to 62.5kW per port and up to 500kW per port depending on configuration with Express Plus.
•Advanced Cloud Services to Scale Charging Infrastructure. Cloud Services subscription enables commercial and fleet customers to manage charging in their parking lots and depots. Features are tuned for a variety of settings. Retailers can optimize charging station locations and pricing for foot traffic and loyalty, employers can make fueling an efficient benefit to attract talent, parking operators can vary pricing to reflect market conditions, and fleet operators can manage use cases from

Table of Content
having drivers take their own vehicles home every day to high-power, high-complexity centralized fleet depots. Cloud Services capabilities include the functionality below.
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
Go to Market Strategy
ChargePoint sells networked charging solutions in North America and Europe, and as of January 31, 2023, its customers base includes 80% of the 2021 Fortune 50 list of companies. It is focused on three key verticals: commercial, fleet and residential.
•Commercial: Commercial businesses already own or lease parking and many wish to electrify. These include retail centers, offices, medical complexes, schools, airports, municipalities, convenience stores, recreation centers and fast fueling sites, among others. ChargePoint believes commercial businesses view charging as essential and invest to attract tenants, employees, customers and visitors, generate direct and indirect income, and achieve sustainability goals. ChargePoint believes commercial businesses choose ChargePoint based on solution completeness (they are not responsible for being the integrator or support agent for drivers) and the quality that comes from designing hardware, software and services together. These customers benefit from drivers that are typically familiar with ChargePoint’s products and services, including access to a free, top-rated application, around-the-clock support, and integration to popular mapping platforms, payment systems and wearables. Brand awareness, education and demand marketing programs generate sales opportunities. ChargePoint accesses the commercial market via its direct sales force (inside and field teams) and by channel partners.

Table of Content
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
•Go to Market. ChargePoint has built a strong marketing and sales engine in North America and Europe, with an established direct sales channel, digital marketing capability and substantial channel sales. ChargePoint’s success is dependent in part upon establishing and maintaining relationships with a variety of channel partners that it utilizes to extend its geographic reach and market penetration. ChargePoint uses a two-tiered, indirect fulfillment model whereby ChargePoint sells its products and services to its distributors, which in turn sell to resellers, which then sell to end users. ChargePoint refers to these end users as its customers. ChargePoint anticipates that it will continue to rely on this two-tiered sales model in order to help facilitate sales of ChargePoint’s products and to grow its business internationally. ChargePoint also has nationwide and local partners who sell, install and maintain ChargePoint solutions.
•Public Policy. ChargePoint has also supported early and sustained investments in government and utility relationships. ChargePoint advocates for policies that advance electric mobility and ensure a healthy industry with a focus on competition, innovation and customer choice, including:
▪Support for vehicle electrification policy and climate action, such as zero emission vehicle requirements, fossil fuel bans and transit electrification directives;
▪Partnership with North America’s leading utilities to scale the new electric fueling network, including enabling the resale of electricity, securing fast charging-friendly tariffs, developing make-ready programs, creating customer incentive programs and informing utility commission decisions and legislation; and
▪Reduction in barriers to infrastructure deployment including construction costs, permitting, building codes and right to charge policies for renters and tenants.
Competition
ChargePoint believes its business model is unique. Others in the EV charging landscape consist principally of (i) manufacturers of non-networked hardware charging systems, such as ABB Ltd. and Tritium DCFC Ltd, (ii) software providers that offer solutions to access and manage such non-networked hardware charging systems, (iii) CPOs that acquire access to sites and leverage third-party hardware and software to build out charging infrastructure to sell energy, such as EVgo, Inc. and Electrify America, and (iv) e-mobility service and software providers, or eMSPs, that focus on enabling EV drivers to access third-party charging systems.

ChargePoint does not compete directly with these models. ChargePoint does not sell charging system hardware without its Cloud Services software. While ChargePoint is “network first” and may support a customer’s need to “on ramp” third-party hardware onto the ChargePoint network, ChargePoint’s focus is to provide the full functionality that comes with its integrated solutions. As a non-asset owner, ChargePoint does not compete directly with CPOs. And with respect to eMSPs, ChargePoint seeks to provide the best driver experience but does not monetize drivers.

ChargePoint thus believes its primary differentiators are:
•comprehensive and fully integrated Cloud Services stack for all AC and DC charging system solutions for each charging vertical – commercial, fleet and residential;

Table of Content
•size and scale of its networked charging system, including roaming partners;
•variety and quality of networked charging system product offerings for AC and DC applications;
•reliable product performance, testing and certifications;
•ease of use of its Cloud Services, mobile and in-dash driver applications and features;
•brand awareness;
•quality of driver and charging system owner support; and
•scale of operations.
ChargePoint believes it competes favorably with respect to each of these factors.
North America
ChargePoint believes it leads the North America market in the sale of commercial AC chargers. ChargePoint also has a strong market position in AC chargers for use at home or multifamily settings and high-power DC chargers for urban fast charging, corridor or long-trip charging and fleet applications. Because ChargePoint’s primary business model does not include owning and operating networked charging stations, ChargePoint believes its primary competitors include other OEMs, manufacturers and providers of EV charging station solutions, such as Blink Charging Co. in AC chargers; Wallbox N.V in AC residential chargers; and ABB Ltd. and Tritium DCFC Ltd. in DC chargers.
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
Growth Strategies
ChargePoint estimates it had approximately a 70% market share in publicly available networked AC charging in North America as of January 31, 2023. ChargePoint began European operations in late 2017 and currently operates in 16 European countries. It expects significant market opportunities for fleet solutions as fleet EVs begin to arrive in more meaningful volume. ChargePoint believes the breadth and quality of its networked EV charging solutions, market share and driver awareness typically lead to customer loyalty, whereby customers typically choose to expand their charging footprint with ChargePoint as EV penetration rises and/or charging utilization at their location increases. Over the years, ChargePoint’s customers have typically renewed their Cloud Services subscriptions and have expanded the number of charging ports they purchase from ChargePoint. Growth is also supported by comprehensive ecosystem integrations ChargePoint has enabled that keep the ChargePoint brand top of mind with drivers, including in-vehicle infotainment systems, consumer mobile applications, payment systems, mapping tools, home automation assistants, fleet fuel cards, wearables and residential utility programs.
ChargePoint’s growth strategies to continue to scale networked EV charging are as follows:
•Accelerate alternative EV charging offerings. ChargePoint intends to maintain its leadership position with continued efficient investment in the development of charging station technologies and Cloud solutions. In addition, ChargePoint intends to expand its product offerings beyond its historical model of a site host or customer owning and operating charging as a capital expenditure. ChargePoint intends to enter into partnerships and similar strategic relationships with third-party owners and operators of charging stations and alternative energy infrastructure providers to provide customers a financed charging solution that enables customers to pay for charging infrastructure as an operational expense, and a turnkey charging solution that enables customers offering public charging to host a station at zero cost to them.
•Invest incrementally in marketing and sales. In both North America and Europe, ChargePoint intends to continue attracting new customers and pursuing a “land-and-expand” model which encourages existing customers to increase their charging footprint with ChargePoint over time as EV penetration increases.

Table of Content
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
ChargePoint works with third-party fulfillment partners that deliver its charging stations from multiple locations, which it believes allows it to reduce order fulfillment time and shipping costs.
Seasonality
Almost all of ChargePoint’s commercial and fleet charging stations are installed and utilized outdoors and ChargePoint operates and conducts its sales primarily in the Northern Hemisphere. Seasonal changes and other weather-related conditions can affect the sales volumes and installation rates of ChargePoint’s products, primarily due to the impact of winter weather on construction timelines and delays. In addition, many of ChargePoint’s customers complete their annual budget approval cycle in ChargePoint’s fourth quarter. Therefore, the financial results for any quarter do not necessarily indicate the results expected for the fiscal year. Normally, the highest sales and earnings are in ChargePoint’s fourth quarter and the lowest are in its first quarter, commencing in February annually.
Government Regulation
ChargePoint’s business is subject to a changing framework of laws and regulations at the federal, state, regional and local level as well as in foreign jurisdictions. For example, substantially all of ChargePoint’s manufacturing operations are subject to complex trade, import and customs laws, regulations and tax requirements such as sanctions orders or tariffs. In addition, the countries in which ChargePoint’s products are manufactured or imported may from time to time impose additional duties, tariffs or other restrictions on ChargePoint’s imports or adversely modify existing restrictions. Changes in tax policy or trade regulations or the imposition of new tariffs on imported products, could have an adverse effect on ChargePoint’s business, results of operations and competitive position. State, regional and local regulations for installation of EV charging stations also apply to ChargePoint and vary from jurisdiction to jurisdiction and may include permitting requirements, inspection requirements, licensing of contractors and certifications as examples. Compliance with such regulation(s) may cause shipping, installation, or commissioning delays. ChargePoint is also subject to other complex foreign and United States laws and regulations related to anti-bribery and corruption laws, antitrust or competition laws and sanctions compliance, among others. ChargePoint has policies and procedures in place to promote compliance with these laws and regulations, however, government regulations are subject to change, and accordingly ChargePoint is unable to assess the possible effect of compliance with future requirements or whether ChargePoint’s compliance with such regulations, or failure to adequately comply, will adversely affect ChargePoint’s business, competitive position or ability to invest in capital expenditures in the future.
OSHA
ChargePoint is subject to the Occupational Safety and Health Act of 1970, as amended (“OSHA”). OSHA establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by OSHA and various record keeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards, safety in excavation and demolition work and the handling of asbestos, may apply to ChargePoint’s operations. ChargePoint believes it is in full compliance with OSHA regulations.
Metrology
ChargePoint products are subject to regulations and certification requirements governing accuracy and other characteristics of embedded metrology for dispensing of electricity through charging stations. ChargePoint has received certification for some products in the European Union under the Measurement Instrument Directive (MID), in the United Kingdom under the Measurement Instrument Regulation (MIR), the United States under the National Type Evaluation Program (NTEP), and in California under the California Type Evaluation Program (CTEP) as regulated by the Department of Food and Agriculture Division of Measurement Standards. ChargePoint is in the process of seeking additional certifications on products in Germany and in the United States. Field testing to validate meter accuracy may also be carried out by various government entities responsible for ensuring the accuracy of transactions based on measured quantities, similar to the way gasoline pumps or grocery store scales are audited.
Privacy and Data Security Laws
ChargePoint is currently subject, and may in the future be subject, to numerous privacy and data security laws. For example, some U.S. states, members of the European Economic Area, the United Kingdom, Mexico, China, and many other jurisdictions in which ChargePoint operates or plans to operate have adopted some form of privacy and data security laws and regulations that impose significant compliance obligations.

Table of Content
The European Union’s General Data Protection Regulation (“GDPR”) covers the European Economic Area (“EEA”), and countries such as Switzerland and the UK have adopted similar regulations. Member states have and may impose stricter regulations for certain issues. The GDPR governs a wide range of data protection and security issues, including EEA residents’ control over personal data about them or relating to them, the disclosures and choices provided to those individuals, the documentation ChargePoint must maintain, requirements for certain contracts, the security and confidentiality of the personal data, the uses or “processing” of personal data, data breach notification, and the use of third-party entities to process personal data. The GDPR includes employee data among the personal data the regulation governs. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA, designates each member state’s data supervisory authority as the enforcement body, and authorizes the imposition of large penalties for noncompliance, including the potential for significant fines. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between ChargePoint and its subsidiaries, including employee information. The GDPR has increased ChargePoint’s responsibility and potential liability in relation to all EU personal data that ChargePoint processes and ChargePoint may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase its cost of doing business, and despite ChargePoint’s ongoing efforts to bring its practices into compliance with the GDPR, it may not be successful.
ChargePoint is also subject to the e-Privacy Directive and the EU member states’ additions to and implementation of that directive. The e-Privacy Directive’s provisions include requirements concerning the use of cookies and other tracking technologies and the use of personal information in marketing, including requirements for consents to marketing emails and opt-outs. Similarly, the CAN-SPAM Act in the United States governs email marketing. These and other cookie, email and marketing regulations increase ChargePoint’s regulatory compliance obligations and risks.
Additionally, ChargePoint is governed by a California state privacy law called the California Consumer Privacy Act of 2018 (“CCPA”), which contains requirements similar to the GDPR for the handling of personal information of California residents. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered companies to provide new disclosures to California consumers (as that word is broadly defined in the CCPA), and new ways for such consumers to opt-out of certain sales of personal information, and to allow for a new cause of action for data breaches. Further, California voters approved a new privacy law amending the CCPA, the California Privacy Rights Act (“CPRA”) in November, 2020. Effective January 1, 2023, the CPRA significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information, and sunsetting exemptions for business-to-business personal information and employee information. The CPRA also creates a new state agency vested with authority to implement and enforce the CCPA and the CPRA. This new agency, known as the California Privacy Protection Agency (“CPPA”) is authorized to implement regulations, and has drafted broad and new privacy requirements in this role. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. For example, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”), which became effective on January 1, 2023, the Colorado Privacy Act (“CPA”) which takes effect on July 1, 2023; the Utah Consumer Privacy Act (“UCPA”) which becomes effective December 1, 2023; and the Connecticut Data Privacy Act, which becomes effective on July 1, 2023. These state laws are similar to the CCPA and CPRA, but aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty. The United States federal government is also considering legislation governing privacy and security issues, including the possibility of private rights of action. This creates legal uncertainty with respect to federal law as well as the impact such laws will have on state statutes. Additionally, the Federal Trade Commission (“FTC”) engages in regulatory investigations of privacy and security practices that may violate Section 5(a) of the Federal Trade Commission Act, which prohibits unfair methods of competition, and unfair or deceptive acts or practices affecting commerce. These regulatory investigations can lead to consent decrees or litigation with the FTC and the Department of Justice. FTC consent decrees often mandate detailed privacy and security programs with annual audits for up to twenty years. Furthermore, state attorneys general may also join together to file lawsuits based on violations of applicable state privacy acts. In the event ChargePoint is subject to litigation, penalties, or enforcement actions pursuant to the GDPR, CCPA, CPRA, the FTC or applicable state laws, ChargePoint may be subject to fines and penalties, remediation measures which will divert management’s time and attention, as well as harm to its reputation.
The GDPR, CCPA, CPRA, and other state laws exemplify the vulnerability of ChargePoint’s business to the evolving regulatory environment related to personal data. Other states in the United States may pass or are considering privacy laws, and additional countries have in recent years implemented new privacy laws. ChargePoint’s compliance costs and potential liability may increase as the result of additional national and international regulatory requirements related to data privacy and data security.
Waste Handling and Disposal
ChargePoint is subject to laws and regulations regarding the handling and disposal of hazardous substances and solid wastes, including electronic wastes and batteries. These laws generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous waste, and may impose strict, joint and several liability for the investigation and remediation of areas where hazardous substances may have been released or disposed. For instance, Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the Superfund law, in the United States and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include current and prior owners or operators of the site where the release occurred as well as companies that disposed or arranged for the disposal of hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the Environmental

Table of Content
Protection Agency and, in some instances, third-parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. ChargePoint may handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.
ChargePoint also generates solid wastes, which may include hazardous wastes that are subject to the requirements of the Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. Certain components of ChargePoint’s products are excluded from RCRA’s hazardous waste regulations, provided certain requirements are met. However, if these components do not meet all of the established requirements for the exclusion, or if the requirements for the exclusion change, ChargePoint may be required to treat such products as hazardous waste, which are subject to more rigorous and costly disposal requirements. Any changes in the laws and regulations, or ChargePoint’s ability to qualify the materials it uses for exclusions under such laws and regulations, could adversely affect ChargePoint’s operating expenses.
Similar laws exist in other jurisdictions where ChargePoint operates. Additionally, in the EU, ChargePoint is subject to the Waste Electrical and Electronic Equipment Directive (“WEEE Directive”). The WEEE Directive provides for the creation of a collection scheme where consumers return electrical and electronic equipment waste to merchants, such as ChargePoint. If ChargePoint fails to properly manage such electrical and electronic equipment waste, it may be subject to fines, sanctions, or other actions that may adversely affect ChargePoint’s financial operations.
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
As of January 31, 2023, ChargePoint had 89 U.S. patents issued and 45 U.S. pending non-provisional patent applications. Additionally, ChargePoint had 33 issued foreign patents and 15 foreign patent applications currently pending in various foreign jurisdictions. In addition, as of January 31, 2023, there were three pending Patent Cooperation Treaty applications. These patents relate to various EV charging station designs and/or EV charging functionality. Such issued patents and any patents derived from such applications or applications that claim priority from such applications, if granted, would be expected to expire between 2024 and 2042, excluding any additional term for patent term adjustments. ChargePoint cannot be assured that any of its patent applications will result in the issuance of a patent or whether the examination process will require ChargePoint to narrow the scope of the claims sought. ChargePoint’s issued patents, and any future patents issued to ChargePoint, may be challenged, invalidated or circumvented, may not provide sufficiently broad protection and may not prove to be enforceable inactions against alleged infringers.
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
ChargePoint intends to continue to regularly assess opportunities for seeking patent protection for those aspects of its technology, designs and methodologies that ChargePoint believes provide a meaningful competitive advantage. However, ChargePoint’s ability to do so may be limited until such time as it is able to generate cash flow from operations or otherwise raise sufficient capital to continue to invest in ChargePoint’s intellectual property. For example, maintaining patents in the United States and other countries requires the payment of maintenance fees which, if ChargePoint is unable to pay, may result in loss of its patent rights. If ChargePoint is unable to

Table of Content
pay these maintenance fees, its ability to protect its intellectual property or prevent others from infringing its proprietary rights may be impaired.
Human Capital Resources
As of January 31, 2023, ChargePoint had over 1,650 worldwide employees. ChargePoint’s talent is the foundation of its success. ChargePoint strives to become the employer of choice within its industry, facilitating the transition to electric mobility by placing its talent at the heart of its success. To achieve this mission, ChargePoint aims to develop its individual, team and leadership capabilities, attract the best talent from diverse backgrounds, retain its talent through a variety of means including competitive rewards and benefits, creating a winning culture, and engaging its talent by building a culture of feedback, inclusion and recognition. Key focus and investment areas to achieve this goal include, among others, diversity and inclusion, emphasis on ethical business practices, and employee safety and wellness.
Diversity and Inclusion. ChargePoint believes that by cultivating a diverse and inclusive workforce where employees can bring diversity of thought, background and experiences, ChargePoint will ultimately drive better business outcomes and drive value for the organization and customers. This commitment includes adopting policies and other initiatives designed to provide equal access to, and participation in, equal employment opportunities, programs, and services without regard to race, religion, color, national origin, disability, sex, sexual orientation, or gender identity. ChargePoint’s Compensation and Organizational Development Committee of its Board of Directors reviews and provides feedback on ChargePoint’s diversity and inclusion initiatives.
Ethical Business Practices. ChargePoint also fosters a strong corporate culture that promotes high standards of ethics and compliance for its business, including policies that set forth principles to guide employees, executives, and directors, such as its Code of Business Conduct and Ethics. In addition, ChargePoint has joined the Responsible Business Alliance (RBA) and adopted its Supplier Code of Conduct, which emphasizes business ethics in its supply chain through audit and oversight programs focused on promoting ethical and sustainable labor, health and safety, and environmental business practices. ChargePoint also maintains a whistleblower policy and anonymous hotline for the confidential reporting of any suspected policy violations or unethical business conduct on the part of its businesses, employees, executives, directors, or vendors.
Employee Safety and Wellness. ChargePoint provides various health and wellness resources to help its employees maintain and improve their well-being. In addition to health, medical and dental benefits, ChargePoint offers all employees access to several wellness offerings which provide a variety of mental and physical health solutions, therapy and coaching sessions, fertility, family forming and pregnancy support, virtual baby care, and mobile access to doctors.
Compensation and Benefits. ChargePoint offers competitive salaries and benefits programs such as medical, dental, and vision insurance, health and dependent care flexible spending accounts, a 401(k) plan, health savings account, life insurance, accidental death and dismemberment insurance, short-term and long-term disability insurance, and commuter benefits. Employees are also eligible to participate in its Employee Stock Purchase Program and discretionary equity awards program. ChargePoint designs its employee benefits programs to be competitive in relation to the market. ChargePoint adjusts its employee benefits programs as needed to retain key talent based upon regular monitoring of applicable laws and practices and the competitive market. In structuring these benefit programs, ChargePoint seeks to provide an aggregate level of benefits that are comparable to those provided by similar companies.
Available Information
The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge on ChargePoint’s website, investors.chargepoint.com as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
Item 1A. Risk Factors.
An investment in ChargePoint’s securities involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. ChargePoint’s business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not known to ChargePoint or that it considers immaterial as of the date of this annual report on Form 10-K (the “Annual Report”). The trading price of ChargePoint’s securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

Table of Content
Summary of Principal Risks Associated with ChargePoint’s Business
•ChargePoint operates in the early-stage market of electric vehicle (“EV”) adoption and has a history of losses, and expects to incur significant expenses and continuing losses for the near term.
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
•ChargePoint relies on a third-party channel partner network of distributors and resellers to generate a substantial amount of its revenue, and failure on the part of ChargePoint to continue to develop and expand this network may have an adverse impact on its business and prospects for growth.
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
•ChargePoint faces risks related to global epidemics and health pandemics which could have a material and adverse effect on its business and results of operations.
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

Table of Content
•Computer malware, viruses, ransomware, hacking, phishing attacks and similar disruptions could result in security and privacy breaches and interruption in service, which could harm ChargePoint’s business.
•ChargePoint’s business is subject to risks associated with natural disasters and the adverse effects associated with climate change, including earthquakes, wildfires, or other types of natural disasters or resource shortages, including public safety power shut-offs that have occurred and may continue to occur in California, the effects of which could disrupt and harm its operations and those of ChargePoint’s customers.
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
•ChargePoint has identified, and has previously identified, material weaknesses in its internal control over financial reporting. If ChargePoint is unable to remediate these material weaknesses, or if ChargePoint identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting, this may result in material misstatements contained within ChargePoint’s consolidated financial statements or cause ChargePoint to fail to meet its periodic reporting obligations.
Risks Related to ChargePoint’s Business
ChargePoint operates in the early-stage market of EV adoption and has a history of losses, and expects to incur significant expenses and continuing losses for the near term.
ChargePoint incurred net losses of $345.1 million, $132.2 million, and $197.0 million for the fiscal years ended January 31, 2023, 2022, and 2021, respectively. As of January 31, 2023 and 2022, ChargePoint had an accumulated deficit of $1,156.8 million and $811.7 million, respectively. ChargePoint believes it will continue to incur significant operating expenses and net losses in future quarters for the near term. There can be no assurance that it will be able to achieve or maintain profitability in the future. ChargePoint’s potential profitability is particularly dependent upon the continued adoption of EVs by consumers and fleet operators and the widespread adoption of electric trucks, other vehicles and other electric transportation modalities, each of which are still in the very early stages of adoption and may not occur.
ChargePoint has experienced rapid growth and expects to invest in growth for the foreseeable future. If it fails to manage growth effectively, its business, operating results and financial condition could be adversely affected.
ChargePoint has experienced rapid growth in recent periods. For example, the number of employees has grown from over 800 as of January 31, 2021 to over 1,400 as of January 31, 2022 and to over 1,650 as of January 31, 2023. The growth and expansion of its business has placed and continues to place a significant strain on management, operations, financial infrastructure and corporate culture. In the event of further growth, ChargePoint’s information technology systems and ChargePoint’s internal control over financial reporting and procedures may not be adequate to support its operations and may introduce opportunities for data security incidents that may interrupt business operations and permit bad actors to obtain unauthorized access to business information or misappropriate funds. ChargePoint may also face risks to the extent such bad actors infiltrate the information technology infrastructure of its contractors.
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

Table of Content
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
In addition, there are other means for charging EVs, which could affect the level of demand for onsite charging capabilities at businesses. For example, Tesla Inc. continues to build out its supercharger network across the United States for its vehicles and has opened its supercharger network up to non-Tesla EVs, which could reduce overall demand for EV charging at other sites, including ChargePoint’s. Also, third-party contractors can provide basic electric charging capabilities to potential customers seeking to have on premise EV charging capability or individual customers seeking home charging. In addition, many EV charging manufacturers, including ChargePoint, are offering home charging equipment, which could reduce demand for on premise charging capabilities of potential customers and reduce the demand for onsite charging capabilities if EV owners find charging at home to be sufficient.
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
ChargePoint relies on a third-party channel partner network of distributors and resellers to generate a substantial amount of its revenue and failure on the part of ChargePoint to continue to develop and expand this network may have an adverse impact on its business and prospects for growth.
ChargePoint’s success is dependent in part upon establishing and maintaining relationships with a variety of channel partners that it utilizes to extend its geographic reach and market penetration. ChargePoint uses a two-tiered, indirect fulfillment model whereby ChargePoint sells its products and services to its distributors, which in turn sell to resellers, which then sell to end users. ChargePoint refers to these end users as customers. ChargePoint anticipates that it will continue to rely on this two-tiered sales model in order to help facilitate sales of ChargePoint’s products and to grow its business internationally. In the fiscal years ended January 31, 2023, 2022, and 2021, ChargePoint derived a majority of its billings from products and subscriptions sold through channel partners. ChargePoint’s agreements with its channel partners are non-exclusive and do not prohibit them from working with ChargePoint’s competitors or offering competing solutions, and some of ChargePoint’s channel partners may have more established relationships with ChargePoint’s competitors. Similarly, ChargePoint’s channel partners have no obligations to renew their agreements with ChargePoint on commercially reasonable terms or at all, and certain of the agreements governing these relationships may be terminated by either party at any time, with no or limited notice. If ChargePoint’s channel partners choose to place greater emphasis on products of their own or those offered by ChargePoint’s competitors or a result of an acquisition, competitive factors or for other reasons do not continue to market and sell ChargePoint’s solutions in an effective manner or at all, ChargePoint’s ability to grow its business and sell its solutions may be adversely affected. In addition, ChargePoint’s failure to recruit additional channel partners, or any reduction or delay in their sales of ChargePoint solutions and subscriptions, including because of economic uncertainty, or due to conflicts between channel sales and ChargePoint’s direct sales force may harm ChargePoint’s results of operations. Finally, even if ChargePoint is successful in establishing and maintaining relationships with channel partners, these relationships may not result in greater customer usage of ChargePoint’s solutions and professional services or increased revenue.
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

Table of Content
and marketing expenses represent a significant percentage of ChargePoint’s total revenue, and its operating results will suffer if sales and marketing expenditures do not contribute significantly to increasing revenue.
ChargePoint is substantially dependent on its channel partners and direct sales force to obtain new customers. ChargePoint plans to continue to expand its direct sales force both domestically and internationally but it may not be able to recruit and hire a sufficient number of sales personnel, which may adversely affect its ability to expand its sales capabilities. New hires require significant training and time before they achieve full productivity, particularly in new sales territories. Recent hires and planned hires may not become as productive as quickly as anticipated and ChargePoint may be unable to hire or retain sufficient numbers of qualified individuals. Furthermore, hiring sales personnel in new countries can be costly, complex and time-consuming, and requires additional set up and upfront costs that may be disproportionate to the initial revenue expected from those countries. There is significant competition for direct sales personnel with strong sales skills and technical knowledge. ChargePoint’s ability to achieve significant revenue growth in the future will depend, in large part, on its success in recruiting, training, incentivizing and retaining a sufficient number of qualified direct sales personnel and on such personnel attaining desired productivity levels within a reasonable amount of time. ChargePoint’s business will be harmed if continuing investment in its sales and marketing capabilities does not generate a significant increase in revenue.
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
Further, the United States has imposed extraordinary tariffs and extensive export controls targeted primarily at the semiconductor industry in China. If China retaliates to such measures or there is a conflict between China and Taiwan, which is a leading producer of semiconductors, there could be further disruption to the semiconductor industry and global supply chains. ChargePoint or the suppliers it

Table of Content
procures components from may be unable to manufacture products at prices ChargePoint’s customers would accept, or at all. Any inability to pass on future increased costs to customers would put downward pressure on ChargePoint’s gross margins and adversely affect ChargePoint’s business, results of operations and financial condition. In addition, while ChargePoint has not yet experienced a direct impact to its supply chain due to the conflict between Russia and Ukraine, ChargePoint may experience an impact in the future due to increased fuel and shipping costs, limited supply of components or replacement parts used by ChargePoint in its manufacturing process, or the automotive industry in general, and delays caused by changes to global shipping routes and logistics. Such adverse impacts on ChargePoint’s supply chain could limit its ability to manufacture and sell its products on a timely and cost-effective basis and adversely affect its gross margins, which could materially adversely affect ChargePoint’s business and results of operations.
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
As the demand for EV charging increases, ChargePoint’s suppliers and manufacturers may not be able to dedicate sufficient supply chain, production or sales channel capacity to keep up with the required pace of charging infrastructure expansion. By relying on contract manufacturing, ChargePoint is dependent upon the manufacturer, whose interests may be different from ChargePoint’s. For example, ChargePoint’s suppliers and contract manufacturers may have other customers with demand for the same components or manufacturing services and may allocate their resources based on the supplier’s or manufacturer’s interests or needs to maximize their revenue or relationships with other customers rather than ChargePoint’s interest. As a result, ChargePoint may not be able to assure itself that it will have sufficient control over the supply of key components, inventory or finished goods in a timely manner or with acceptable cost and expense, which may adversely affect ChargePoint’s revenue, cost of goods and gross margins.
If ChargePoint experiences a significant increase in demand for its charging stations in future periods, or if it needs to replace an existing supplier, it may not be possible to supplement or replace them on acceptable terms, which may undermine its ability to deliver products to customers in a timely manner. For example, it may take a significant amount of time to identify a manufacturer that has the capability and resources to build charging stations in sufficient volume. Identifying suitable suppliers and manufacturers could be an extensive process that requires ChargePoint to become satisfied with such party’s quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices. Accordingly, a loss of any significant suppliers or manufacturers could have an adverse effect on ChargePoint’s business, financial condition and operating results. In addition, ChargePoint’s suppliers may face supply chain risks and constraints of their own, which may impact the availability and pricing of its products. For example, supply chain challenges related to global chip shortages have impacted companies worldwide both within and outside of ChargePoint’s industry and may continue to have adverse effects on ChargePoint’s suppliers and, as a result, ChargePoint.
In addition, in fiscal year 2023, ChargePoint became subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) to diligence, disclose and report whether or not its products contain minerals originating from the Democratic Republic of the Congo and adjoining countries, or conflict minerals. ChargePoint will incur additional costs to comply with these disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in ChargePoint’s products. These requirements could adversely affect the sourcing, availability and pricing of minerals used in the components used in ChargePoint’s products. It is also possible that ChargePoint’s reputation may be adversely affected if it determines that certain of its products contain minerals not determined to be conflict-free or if it is unable to alter its products, processes or sources of supply to avoid use of such materials. ChargePoint may also encounter end-customers who require that all of the components of the products be certified as conflict free. If ChargePoint is not able to meet this requirement, such end-customers may choose to purchase products from a different company.
ChargePoint’s business is subject to risks associated with construction, cost overruns and delays, and other contingencies that may arise in the course of completing installations, and such risks may increase in the future as ChargePoint expands the scope of such services with other parties.
ChargePoint does not typically install charging stations at customer sites. These installations are typically performed by ChargePoint partners or electrical contractors with an existing relationship with the customer and/or knowledge of the site. The installation of charging stations at a particular site is generally subject to oversight and regulation in accordance with state and local laws and ordinances relating to building codes, safety, environmental protection and related matters, and typically requires various local and other governmental approvals and permits that may vary by jurisdiction. In addition, building codes, accessibility requirements or regulations may hinder EV charger installation because they end up costing the developer or installer more in order to meet the code requirements. Meaningful delays or cost overruns may impact ChargePoint’s recognition of revenue in certain cases and/or impact customer relationships, either of which could impact ChargePoint’s business and profitability. In addition, the proper preparation, configuration and installation of charging stations requires specialized electrical certifications and skills. If ChargePoint is unable to identify sufficient partners and contractors to satisfy its customers’ installation needs, specifically electricians and construction partners

Table of Content
with sufficient skill and expertise installing charging stations, it may delay deployment projects or cause its customers to delay making an investment or commitment to purchase charging stations, which may adversely affect ChargePoint’s business.
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
ChargePoint’s success depends, in part, on its continuing ability to identify, hire, attract, train and develop and retain highly qualified personnel. The inability to do so effectively would adversely affect its business. For example, in fiscal year 2023, ChargePoint’s Chief Marketing Officer and Chief Technology Officer resigned and ChargePoint hired a new Chief Operating Officer. ChargePoint’s future performance depends on the continued services and continuing contributions of its senior management to execute on its business plan and to identify and pursue new opportunities and product innovations. The loss of services of senior management, or the ineffective management of any leadership transitions, especially within ChargePoint’s sales organization, could significantly delay or prevent the achievement of its development and strategic objectives, which could adversely affect its business, financial condition and operating results.
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

Table of Content
ChargePoint is expanding operations internationally, particularly in Europe, which will expose it to additional tax, compliance, market and other risks.
ChargePoint’s primary operations are in the United States and it maintains contractual relationships with parts and manufacturing suppliers in the Asia-Pacific region, Mexico and other locations. Also, ChargePoint is continuing to invest to increase its presence in Europe, including by its acquisitions of ViriCiti and HTB, and to expand primarily research and development teams in Gurgaon, India, Reading, England and Radstadt, Austria. Managing these expansions requires additional resources and controls, and could subject ChargePoint to risks associated with international operations, including:
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
•compliance with multiple, potentially conflicting and changing governmental laws, regulations, certifications, and permitting processes including environmental, banking, employment, tax, information security, privacy, and data protection laws and regulations such as the California Consumer Privacy Act (“CCPA”) and newer state privacy laws in the United States, the European Union (the “EU”) General Data Protection Regulation (“GDPR”), national legislation implementing the same, the United Kingdom Data Protection Act 2018 (“UK GDPR”), and certain other changing requirements for legally transferring data out of the European Economic Area;
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
Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of ChargePoint. ChargePoint may not have adequate personnel with the appropriate level

Table of Content
of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies. The development and implementation of the standards and controls and the hiring of experienced personnel necessary to achieve the level of accounting standards required of a public company may require greater costs than expected.
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
ChargePoint faces risks related to global epidemics and health pandemics which could have a material and adverse effect on its business and results of operations.
ChargePoint faces risks related to global epidemics and health pandemics, like the COVID-19 pandemic, which may create significant volatility in the global economy and may have a long-lasting adverse impact on ChargePoint and its industry. For instance, such epidemics may cause local, regional or national governments to implement measures to contain pandemic risks, such as travel restrictions, quarantines, shelter in place order or business shutdowns. Any of these measures may adversely affect ChargePoint’s employees and operations and the operations of its customers, suppliers, vendors and business partners, and may negatively impact demand for EV charging stations, particularly at workplaces, or the supply of components necessary for the manufacture of charging stations.
For example, during calendar years 2020, 2021, and 2022, in response to the COVID-19 pandemic, ChargePoint modified its business practices by recommending that all non-essential personnel work from home and cancelling or reducing physical participation in sales activities, meetings, events and conferences. As a result, many non-essential ChargePoint personnel have been working from home for almost three years in light of the COVID-19 pandemic. In May 2022, ChargePoint commenced a “return-to-office” plan, which included shifting to a hybrid model where employees have the flexibility to work from home or from the office. In the fall of 2022, ChargePoint further refined its hybrid model to require most employees to return to office at least two days a week. A hybrid work model may create challenges, including challenges maintaining ChargePoint’s corporate culture, increasing attrition or limiting ChargePoint’s ability to attract employees if individuals prefer to continue working full time at home, or if there are instances of COVID-19 infections at the office. Future challenges related to ChargePoint’s “return-to-office” plans, hybrid work model or workplace practices could lead to attrition and difficulty attracting high-quality employees.
The effect of future health pandemics and the ongoing COVID-19 pandemic on ChargePoint’s business, prospects and results of operations will depend on their duration and sustained impact. Difficult macroeconomic conditions, such as supply shortages, increased inflation, increased and prolonged unemployment or a decline in consumer confidence as a result of pandemics, as well as reduced spending by businesses, could have a material adverse effect on the demand for ChargePoint’s products and services. The effect of, or even the threats of, a new global pandemic can also vary over time and across the geographies in which ChargePoint operates. For example, variations in “work-from-home” or “return-to-office” policies can cause fluctuations in ChargePoint’s revenues because conditions caused by global pandemics, such as more permanent work-from-home policies, are likely to continue affecting the rate of global infrastructure spending, and thus to continue to adversely impact ChargePoint’s gross margins as ChargePoint’s commercial business tends to contribute higher gross margins than its residential and fleet businesses. Even after the acute impact from any pandemic has subsided, ChargePoint may continue to experience an adverse impact to its business as a result of the pandemic’s global economic impact, including any recession that has occurred or may occur in the future.
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
ChargePoint continues to expand its information technology systems in the form of its networked charging solution, and as its operations grow, its internal information technology systems, such as product data management, procurement, inventory management, production planning and execution, sales, service and logistics, financial, tax and regulatory compliance systems. This includes the implementation of new internally developed systems and the deployment of such systems in the United States and abroad. The implementation, maintenance, segregation and improvement of these systems require significant management time, support and cost, and there are inherent risks associated with developing, improving and expanding ChargePoint’s core systems as well as implementing new systems and updating current systems, including disruptions to the related areas of business operations. These risks may affect ChargePoint’s ability to manage its data and inventory, procure parts or supplies or manufacture, sell, deliver and service products, adequately protect its intellectual property or achieve and maintain compliance with, or realize available benefits under, tax laws and other applicable regulations.

Table of Content
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
If ChargePoint does not successfully implement, maintain or expand its information technology systems as planned, its operations may be disrupted, its ability to accurately and/or timely report its financial results could be impaired and deficiencies may arise in its internal control over financial reporting, which may impact its ability to certify its financial results (see also “Risks Related to Legal Matters and Regulations--ChargePoint may face litigation and other risks as a result of the material weaknesses in its internal control over financial reporting and the restatement of its financial statements,” and “Financial, Tax and Accounting-Related Risks--ChargePoint has identified, and has previously identified, material weaknesses in its internal control over financial reporting. If ChargePoint is unable to remediate these material weaknesses, or if ChargePoint identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting, this may result in material misstatements contained within ChargePoint’s consolidated financial statements or cause ChargePoint to fail to meet its periodic reporting obligations,” for more detail). Moreover, ChargePoint’s proprietary information, including intellectual property and personal information, could be compromised or misappropriated, its reputation may be adversely affected if these systems or their functionality do not operate as expected and ChargePoint may be required to expend significant resources to make corrections or find alternative sources for performing these functions.
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

Table of Content
ChargePoint’s business is subject to risks associated with natural disasters and the adverse effects associated with climate change, including earthquakes, wildfires, or other types of natural disasters or resource shortages, including public safety power shut-offs that have occurred and may continue to occur in California, the effects of which could disrupt and harm its operations and those of ChargePoint’s customers.
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
ChargePoint believes there are seasonal factors that may cause ChargePoint to record higher revenue in some quarters compared with others. A significant share of ChargePoint’s annual revenues are typically generated in the fourth fiscal quarter, which coincides with customers with a December 31 year-end choosing to spend remaining unused portions of their budgets. ChargePoint’s revenues have historically been lower in its first fiscal quarter than its preceding fourth quarter, due to, in part, unfavorable weather conditions which result in a decrease in construction activity during the winter months, periods of wet weather and times when other weather and climate conditions would impair construction activity. While ChargePoint believes it has visibility into the seasonality of its business, various factors, including difficult weather conditions (such as flooding, hurricanes, prolonged rain or periods of unseasonably cold temperatures or snowstorms) in any quarter, may materially and adversely affect its business, financial condition and results of operations.
ChargePoint is susceptible to risks associated with an increased focus by stakeholders and regulators on climate change, which may adversely affect its business and results of operations.
Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the United States and elsewhere, have the potential to disrupt ChargePoint’s business and those of its third-party suppliers, and customers, and may cause ChargePoint to experience higher attrition, losses and additional costs to maintain or resume operations. In addition, ChargePoint’s customers may begin to establish sourcing requirements related to sustainability. As a result, ChargePoint may receive requests for sustainability related information about its products, business operations, use of sustainable materials and packaging. ChargePoint’s inability to comply with these and other sustainability requirements in the future could adversely affect sales of and demand for its products.
Further, there is an increased focus, including by governmental and nongovernmental organizations, investors, customers, and other stakeholders, on climate change matters, including increased pressure to expand disclosures related to the physical and transition risks related to climate change or to establish sustainability goals, such as the reduction of greenhouse gas emissions, which could expose ChargePoint to market, operational and execution costs or risks. ChargePoint’s failure to establish such sustainability targets or targets that are perceived to be appropriate, as well as to achieve progress on those targets on a timely basis, or at all, could adversely affect the reputation of its brand and sales of and demand for its products. To the extent legislation is passed, such as proposed rules by the SEC with respect to enhanced and standardized climate-related disclosures, ChargePoint would incur significant additional costs of compliance due to the need for expanded data collection, analysis, and certification with respect to greenhouse gas emissions and other climate change related risks. ChargePoint may also incur additional costs or require additional resources to monitor, report and comply with such stakeholder expectations and standards and legislation, and to meet climate change targets and commitments if established.
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

Table of Content
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
Demand for EVs may also be affected by factors directly impacting automobile prices or the cost of purchasing and operating automobiles, such as sales and financing incentives, prices of raw materials and parts and components, cost of fuel and governmental regulations, including tariffs, import regulation and other taxes. Further, the automotive industry in general and EV manufacturing have experienced recent substantial supply chain interruptions due in part to COVID-19 and a worldwide semiconductor shortage adversely impacting the automotive industry, resulting in reduced EV production schedules and sales. Volatility in demand or delays in EV production due to global supply chain constraints may lead to lower vehicle unit sales, which may result in reduced demand for EV charging solutions and therefore adversely affect ChargePoint’s business, financial condition and operating results.
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
The U.S. federal government, foreign governments and some state and local governments provide incentives to end users and purchasers of EVs and EV charging stations in the form of rebates, tax credits and regulations like clean fuel programs, which can provide other financial incentives. The EV market benefits from these governmental rebates, tax credits and other financial incentives to significantly lower the effective price of EVs and EV charging stations to customers. For example, the Infrastructure Investment and Jobs Act signed into law on November 15, 2021 provided additional funding for EVs and EV charging infrastructure through the creation of new programs and grants and the expansion of existing programs, including $7.5 billion for EV charging along highway corridors. In addition, the Inflation Reduction Act of 2022 signed into law on August 16, 2022 includes numerous incentives and tax credits aimed at reducing the effects of climate change, such as the extension of EV charging infrastructure tax credits under Section 30C and tax credits for EVs under Section 30D of the Internal Revenue Code of 1986, as amended (the “Code”) through 2032. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy. Any other reduction in rebates, tax credits or other financial incentives for EVs or EV charging stations could materially reduce the demand for EVs and ChargePoint’s solutions and, as a result, may adversely impact ChargePoint’s business and expansion potential.

Table of Content
ChargePoint also derives other revenue as set forth on its consolidated statements of operations from regulatory credits. If government support of these credits declines, ChargePoint’s ability to generate this other revenue in the future would be adversely affected. In years prior to fiscal year 2021, ChargePoint has derived a slight majority of its other revenue from regulatory credits. However, revenue from this source as a percentage of other and total revenue has declined in recent quarters and it may continue to decline over time. Further, the availability of such credits may decline even with general governmental support of the transition to EV infrastructure.
Changes to fuel economy standards or the success of alternative fuels may negatively impact the EV market and thus the demand for ChargePoint’s products and services.
As regulations have required an increase in the mileage capabilities of cars, consumption of renewable transportation fuels, such as ethanol and biodiesel, and the prevalence of other alternative vehicles has been increasing. If fuel efficiency of non-electric vehicles continues to rise, whether as the result of regulations or otherwise, and affordability of vehicles using renewable transportation fuels improves, the demand for electric vehicles could diminish. In addition, the EV fueling model is different than gas or other fuel models, requiring behavior change and education of influencers, consumers and others such as regulatory bodies. Developments in alternative technologies, such as advanced diesel, ethanol, fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect demand for EVs and EV charging stations. For example, fuel which is abundant and relatively inexpensive in the United States, such as compressed natural gas, may emerge as a preferred alternative to petroleum-based propulsion. Regulatory bodies may also adopt rules that substantially favor certain alternatives to petroleum-based propulsion over others, which may not necessarily be EVs, or may adopt rules to eliminate, modify or reduce penalties or incentives to maintain minimum fuel economy standards. Any of these changes may impose additional obstacles to the purchase of EVs or the development of a more ubiquitous EV market. If any of the above influence consumers or businesses to no longer purchase EVs or purchase them at a lower rate, it would materially and adversely affect ChargePoint’s business, operating results, financial condition and prospects.
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
From time to time, ChargePoint makes statements with estimates of the addressable market for ChargePoint’s solutions and the EV market in general. Market opportunity estimates and growth forecasts, whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. This is especially so at the present time due to the uncertainties associated with worldwide supply chain disruptions, macroeconomic effects of inflation, rising interest rates, adverse conditions in the financial services industry and market and geopolitical volatility. The estimates and forecasts relating to the size and expected growth of the target EV market, market demand and adoption, capacity to address this

Table of Content
demand and pricing may also prove to be inaccurate. In particular, estimates regarding the current and projected EV market opportunity are difficult to predict. The estimated addressable EV market may not materialize for many years, if ever, and even if the markets meet the size estimates and growth forecasts, ChargePoint’s business could fail to grow at similar rates.
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

Table of Content
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
To prevent unauthorized use of ChargePoint’s intellectual property, it may be necessary to prosecute actions for infringement, misappropriation or other violation of ChargePoint’s intellectual property against third-parties. Any such action could result in significant costs and diversion of ChargePoint’s resources and management’s attention, and there can be no assurance that ChargePoint will be successful in any such action. Furthermore, many of ChargePoint’s current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than ChargePoint does. Accordingly, ChargePoint may not be able to prevent third-parties from infringing, misappropriating or otherwise violating its intellectual property. Any of the foregoing may adversely affect ChargePoint’s revenues or results of operations.
ChargePoint expects to incur research and development costs and devote significant resources to developing new products, which could significantly reduce its profitability and may never result in revenue to ChargePoint.
ChargePoint’s future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. ChargePoint plans to incur significant research and development costs in the future as part of its efforts to design, develop, manufacture and introduce new products and enhance existing products. ChargePoint’s research and development expenses were $195.0 million, $145.0 million, and $75.0 million during the fiscal years ended January 31, 2023, 2022 and 2021, respectively, and are likely to grow in the future. Further, ChargePoint’s research and development program may not produce successful results, and its new products may not achieve market acceptance, create additional revenue or become profitable.
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

Table of Content
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

Table of Content
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
In addition to providing direct customer support, ChargePoint also relies on channel partners in order to provide frontline support to some of its customers, including with respect to commissioning, maintenance, component part replacements and repairs of charging stations. If ChargePoint’s channel partners do not provide support to the satisfaction of ChargePoint’s customers, ChargePoint may be

Table of Content
required to hire additional personnel and to invest in additional resources in order to provide an adequate level of support, generally at a higher cost than that associated with its channel partners, which may increase ChargePoint’s costs and expenses and adversely affect ChargePoint’s gross margins. There can be no assurance that ChargePoint will be able to hire sufficient support personnel as and when needed. To the extent that ChargePoint is unsuccessful in hiring, training, and retaining adequate support personnel, its ability to provide high-quality and timely support to its customers will be negatively impacted and its customers’ satisfaction with its Cloud Services and EV charging stations could be adversely affected. Any failure to maintain high-quality customer support, or a market perception that ChargePoint does not maintain high-quality customer support, could adversely affect ChargePoint’s reputation, business, results of operations, and financial condition, particularly with respect to its fleet customers (see also “Risks Related to ChargePoint’s Business-- Supply chain disruptions, component shortages, manufacturing interruptions or delays, or the failure to accurately forecast customer demand, could adversely affect ChargePoint’s ability to meet customer demand, lead to higher costs, and adversely affect ChargePoint’s business and results of operations. For example, supply chain challenges related to the COVID-19 pandemic, Russia’s invasion of Ukraine and global chip shortages have impacted companies worldwide and may have adverse effects on ChargePoint’s suppliers and customers and, as a result, ChargePoint”).
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
ChargePoint generally recognizes subscriptions revenue from customers ratably over the terms of their contracts. As a result, most of the subscriptions revenue reported in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter will likely have only a small impact on revenue for that quarter. However, such a decline will negatively affect revenue in future quarters. In addition, the severity and duration of events may not be predictable, and their effects could extend beyond a single quarter. Accordingly, the effect of significant downturns in sales and market acceptance of subscription services, and potential changes in pricing policies or rate of renewals, may not be fully apparent until future periods.
Financial, Tax and Accounting-Related Risks
ChargePoint has identified, and has previously identified, material weaknesses in its internal control over financial reporting. If ChargePoint is unable to remediate these material weaknesses, or if ChargePoint identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting, this may result in material misstatements contained within ChargePoint’s consolidated financial statements or cause ChargePoint to fail to meet its periodic reporting obligations.
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
In connection with the preparation and audit of ChargePoint’s consolidated financial statements, material weaknesses were identified in its internal control over financial reporting as of January 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of ChargePoint’s annual or interim financial statements will not be prevented or detected on a timely basis.
ChargePoint did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of its consolidated financial statements. Specifically, ChargePoint did not design and maintain (a) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (b) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to its financial applications and data to

Table of Content
appropriate company personnel and (c) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements. The IT deficiencies did not result in any misstatements to the consolidated financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, ChargePoint management has determined these deficiencies in the aggregate constitute a material weakness. In addition, ChargePoint separately did not design and maintain effective controls over segregation of duties.
ChargePoint has continued implementation of a plan to remediate these material weaknesses and remediation efforts could continue beyond the fiscal year ending January 31, 2024. These remediation measures are ongoing and include engaging an external advisor to assist with evaluating and documenting the design and operating effectiveness of IT general controls and assisting with the remediation of deficiencies, as necessary, designing and implementing controls over segregation of duties, and designing and implementing IT general controls, including controls over program change management, the provisioning and monitoring of user access rights and privileges and program development processes and procedures. At this time, ChargePoint cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan, however, these remediation measures will be time consuming, will result in ChargePoint incurring significant costs, and will place significant demands on its financial and operational resources. In order to maintain and improve the effectiveness of its internal control over financial reporting, ChargePoint has expended, and will continue to expend, significant resources, including accounting-related costs and significant management oversight.
In addition, as previously disclosed in ChargePoint’s Annual Report on Form 10-K for the year ended January 31, 2022, management concluded the following material weaknesses existed in ChargePoint’s internal control over financial reporting: ChargePoint did not design and maintain an effective control environment commensurate with its financial reporting requirements, specifically, ChargePoint did not maintain a sufficient complement of personnel with an appropriate degree of accounting knowledge, experience and training to appropriately analyze, record and disclose accounting matters commensurate with its accounting and reporting requirements; ChargePoint did not design and maintain formal accounting policies, procedures and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including accounting for complex features associated with warrants, and adequate controls related to the preparation and review of journal entries; and ChargePoint did not design and maintain effective controls related to the valuation of acquired intangible assets, specifically controls over the review of the inputs and assumptions used in the valuation of the acquired assets.
The material weakness related to formal accounting policies, procedures and controls resulted in adjustments to several accounts and disclosures related to the Legacy ChargePoint consolidated financial statements for the years ended January 31, 2021, 2020 and 2019. The material weakness related to the accounting for complex features associated with warrants resulted in the restatement of the previously issued financial statements of the entity acquired as part of the Merger Agreement related to warrant liabilities and equity. The material weakness related to the valuation of acquired intangible assets resulted in material adjustments to customer relationships and goodwill and related disclosures in ChargePoint’s consolidated financial statements for the year ended January 31, 2022. In connection with the fiscal year ended January 31, 2023, ChargePoint’s management has completed its documentation, testing and evaluation of newly designed and enhanced control activities related to formal accounting policies, procedures and controls, related to accounting for complex features associated with warrants, and related to the valuation of acquired intangible assets and determined that, as of January 31, 2023, these control activities have been appropriately designed and implemented, and have operated effectively for a sufficient period of time to conclude that these previously identified material weaknesses have been remediated.
The process of designing and implementing an effective financial reporting system is a continuous effort that requires ChargePoint to anticipate and react to changes in its business, to economic and regulatory environments and to expend significant resources to maintain a financial reporting system that satisfies its reporting obligations. ChargePoint may be unable to meet the reporting demands as a public company, including the requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), and may be unable to accurately report its financial results, or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Sarbanes-Oxley, when and as applicable, could also potentially subject ChargePoint to sanctions or investigations by the SEC or other regulatory authorities. Any failure to maintain or implement required new or improved controls, or any difficulties ChargePoint encounters in their implementation, could result in additional material weaknesses, cause ChargePoint to fail to meet its reporting obligations or result in material misstatements in its financial statements. Furthermore, if ChargePoint cannot provide reliable financial reports or prevent material misstatements due to fraud or error, its business and results of operations could be harmed, and investors could lose confidence in its reported financial information. ChargePoint can give no assurance that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or any circumvention of these controls. In addition, even if ChargePoint is successful in strengthening its internal controls and procedures, in the future those internal controls and procedures may not be adequate to prevent or sufficiently identify irregularities or errors or to facilitate the fair presentation of ChargePoint’s financial statements.
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

Table of Content
In addition to the other risks described herein, the following factors could also cause ChargePoint’s financial condition and results of operations to fluctuate on a quarterly basis:
•the timing and volume of new sales;
•fluctuations in service costs, particularly due to unexpected costs of servicing and maintaining charging stations;
•the timing of new product introductions, which can initially have lower gross margins, and inventory obsolescence costs related to new product transitions;
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
For example, on December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”), was signed into law making significant changes to the Code, and certain provisions of the Tax Act may adversely affect ChargePoint. In particular, sweeping changes were made to the U.S. taxation of foreign operations. Changes include, but are not limited to, a permanent reduction to the corporate income tax rate, limiting interest deductions, a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017, the elimination of carrybacks of net operating losses, adopting elements of a territorial tax system, assessing a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.-owned foreign corporations, and introducing certain anti-base erosion provisions, including a new minimum tax on global intangible low-taxed income and base erosion and anti-abuse tax. The Tax Act could be subject to potential amendments and technical corrections, and is subject to interpretations and implementing regulations by the U.S. Treasury and Internal Revenue Service (“IRS”), any of which could mitigate or increase certain adverse effects of the legislation. For example, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) modified certain provisions of the Tax Act.
In addition, the Tax Act may impact taxation in non-federal jurisdictions, including with respect to state income taxes as state legislatures respond to the Tax Act, the CARES Act or any newly enacted federal tax legislation. Additionally, other foreign governing bodies have and may enact changes to their tax laws in reaction to the Tax Act, the CARES Act or any newly enacted federal tax legislation that could result in changes to ChargePoint’s global tax position and adversely affect its business and future profitability.
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

Table of Content
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
As of January 31, 2023, ChargePoint had $793.1 million of U.S. federal and $371.1 million of California net operating loss carryforwards available to reduce future taxable income, of which $604.3 million of the U.S. federal net operating loss carryforwards can be carried forward indefinitely. The remaining $188.8 million of U.S. federal net operating loss carryforwards begin to expire in 2028 and the California state net operating loss carryforwards begin to expire in 2029. In addition, ChargePoint had net operating loss carryforwards for other states of $313.8 million, which begin to expire in 2023. The Tax Act included a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017 and the elimination of carrybacks of net operating losses. It is possible that ChargePoint will not generate taxable income in time to utilize these net operating loss carryforwards.
In addition, net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in ownership by “5% stockholders” that exceeds 50 percentage points over a rolling three-year period. ChargePoint has experienced ownership changes since its incorporation and is already subject to limitations on its ability to utilize its existing net operating loss carryforwards and other tax attributes to offset taxable income or tax liability. In addition, changes in the ownership of its Common Stock during its fiscal year ended January 31, 2023 and future changes in ChargePoint’s stock ownership, which are outside of ChargePoint’s control, may trigger further ownership changes. Similar provisions of state tax law may also apply to limit ChargePoint’s use of accumulated state tax attributes. As a result, even if ChargePoint earns net taxable income in the future, its ability to use its net operating loss carryforwards and other tax attributes accrued prior to these changes in ownership to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to ChargePoint.
ChargePoint performed an analysis to assess whether an “ownership change,” as defined by Section 382 of the Code, has occurred from its inception through January 31, 2022. Based on this analysis, ChargePoint has experienced “ownership changes,” limiting the utilization of the net operating loss carryforwards or research and development tax credit carryforwards under Section 382 of the Code by first multiplying the value of the ChargePoint’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then applying additional adjustments, as required. As a result of the ownership changes, approximately $17.1 million of Federal net operating loss carryforwards, $17.9 million of California net operating loss carryforwards, and $4.7 million of federal tax

Table of Content
credits were determined to have expired unutilized for income tax purposes. ChargePoint’s net operating losses or credits may also be impaired under state law. Accordingly, ChargePoint may not be able to utilize a material portion of the net operating losses or credits. The ability of ChargePoint to utilize its net operating losses or credits is conditioned upon ChargePoint attaining profitability and generating U.S. federal and state taxable income. ChargePoint has incurred significant net losses since inception and will continue to incur significant losses; and therefore, ChargePoint does not know whether or when the combined carryforwards may be or may become subject to limitation by Sections 382 and 383 of the Code.
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
ChargePoint faces increased legal, accounting, administrative and other costs and expenses as a public company that it did not incur as a private company. Sarbanes-Oxley, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements increases costs and make certain activities more time-consuming. A number of those requirements require ChargePoint to carry out activities it has not done previously and additional expenses associated with SEC reporting requirements will continue to be incurred. Furthermore, if any issues in complying with those requirements are identified, such as the material weaknesses as described in this Annual Report and the restatement of ChargePoint’s previously issued consolidated financial statements and related material weakness as described in this Risk Factors section, ChargePoint may be subject to additional costs and expenses to come into compliance (see also “Financial, Tax and Accounting-Related Risks —ChargePoint has identified, and has previously identified, material weaknesses in its internal control over financial reporting. If ChargePoint is unable to remediate these material weaknesses, or if ChargePoint identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting, this may result in material misstatements contained within ChargePoint’s consolidated financial statements or cause ChargePoint to fail to meet its periodic reporting obligations,” and “Risks Related to Legal Matters and Regulations—ChargePoint may face litigation and other risks as a result of the material weaknesses in its internal control over financial reporting and the restatement of its financial statements,” for more detail). ChargePoint has incurred and could incur additional costs to rectify those or new issues, and the existence of these issues could adversely affect its reputation or investor perceptions. In addition, as a public company, ChargePoint maintains director and officer liability insurance, for which it must pay substantial premiums. The additional reporting and other obligations imposed by rules and regulations applicable to public companies increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. Advocacy efforts by stockholders and third-parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
Risks Related to Legal Matters and Regulations
Privacy concerns and laws, or other domestic or foreign regulations, may adversely affect ChargePoint’s business.
ChargePoint relies on data collected through charging stations or its mobile application, including usage data and geolocation data. ChargePoint uses this data in connection with providing its services and the research, development and analysis of its technologies. Accordingly, ChargePoint may be subject to or affected by a number of federal, state, local and international laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and security and govern its collection, storage, retention, protection, use, processing, transmission, sharing and disclosure of personal information including that of ChargePoint’s employees, customers, drivers and other third-parties with whom ChargePoint conducts business. National and local governments and agencies in the countries in which ChargePoint operates and in which its customers operate have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage, processing and disclosure of information regarding consumers and other individuals, which could impact ChargePoint’s ability to offer services in certain jurisdictions. Laws and regulations relating to the collection, use, storage, disclosure, security and other processing of individuals’ information can vary significantly from jurisdiction to jurisdiction and are particularly stringent in Europe. The costs of compliance with, and other burdens imposed by, laws, regulations, standards and other obligations relating to privacy, data protection and information security are significant. In addition, some companies, particularly larger enterprises, often will not contract with vendors that do not meet these rigorous standards. Accordingly, the failure, or perceived inability, to comply with these laws, regulations, standards and other obligations may limit the use and adoption of ChargePoint’s solutions, reduce overall demand, lead to regulatory investigations, litigation and significant fines, penalties, injunctions or liabilities for actual or alleged noncompliance, or slow the pace at which it closes sales or other transactions, any of which could harm its business. Moreover, if ChargePoint or any of its employees, contractors or vendors fail or are believed to fail to adhere to appropriate practices regarding customers’ or employees’ data, it may damage its reputation and brand.
Additionally, existing laws, regulations, standards and other obligations may be interpreted in new and differing manners in the future, and may be inconsistent among jurisdictions. Future laws, regulations, standards and other obligations, and changes in the

Table of Content
interpretation of existing laws, regulations, standards and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance, and limitations on data collection, use, disclosure and transfer for ChargePoint and its customers.
Additionally, the EU adopted the GDPR in 2016, and it became effective in May 2018. The GDPR governs the countries of the European Economic Area and other countries such as Switzerland. The United Kingdom has adopted the UK GDPR which is regulation similar to the GDPR. The GDPR establishes requirements applicable to the handling of personal data and imposes penalties for non-compliance of up to the greater of €20 million or 4% of worldwide revenue. The costs of compliance with, and other burdens imposed by, the GDPR and UK GDPR may limit the use and adoption of ChargePoint’s products and services and could have an adverse impact on its business. In addition, California adopted the CCPA and the California State Attorney General has begun enforcement actions. Although ChargePoint initiated a compliance program designed to ensure CCPA compliance after consulting with outside privacy counsel, ChargePoint may remain exposed to ongoing legal risks and compliance costs related to CCPA and the new California Privacy Rights Act (“CPRA”), which became effective in most material respects on January 1, 2023. Similar state privacy laws, including those in Virginia, Colorado, Connecticut and Utah create further compliance obligations and risks of fines and penalties in the event of non-compliance. Furthermore, state attorneys general may also join together to file lawsuits based on violations of applicable state privacy acts. In the event ChargePoint is subject to litigation, penalties, or enforcement actions pursuant to the GDPR, CCPA, CPRA or applicable state laws, ChargePoint may be subject to fines and penalties, remediation measures which will divert management’s time and attention, as well as harm to its reputation.
The costs of compliance with, and other burdens imposed by, laws and regulations relating to privacy, data protection and information security that are applicable to the businesses of customers may adversely affect the ability and willingness to process, handle, store, use, transmit or process certain types of information, such as demographic and other personal information. The EU and the United States agreed in 2016 to the EU-US Privacy Shield Framework, which provided one mechanism for lawful cross-border transfers of personal data from the EU to the United States. However, the Court of Justice of the EU issued a decision on July 16, 2020 invalidating the EU-US Privacy Shield Framework, thereby creating additional legal risk for ChargePoint. In addition, the other bases ChargePoint and some of its customers rely on for the lawful export of personal data outside of the EU are standard contractual clauses. Notably, on June 4, 2021, the European Commission published revised standard contractual clauses, which imposed additional requirements on companies that use this mechanism to legitimize transfers of personal data out of the EU to the U.S. and other third countries. There are a number of legal uncertainties regarding the application of the revised standard contractual clauses and ChargePoint will continue to face uncertainty as regulatory guidance is developed in this area as to whether ChargePoint’s efforts to comply with its obligations under European privacy laws will be sufficient. If ChargePoint or its customers are unable to transfer data between and among countries and regions in which it operates, it could decrease demand for its products and services or require it to modify or restrict some of its products or services. Further, the new standard contractual clauses impose obligations regarding previously executed agreements containing the prior version of the standard contractual clauses. Updating agreements to comply with the revised standard contractual clauses is an increased burden and expense on ChargePoint, and not doing so may create the risk of damage to customer relationships or lead to regulatory scrutiny.
Marketing and digital advertising laws such as the EU’s “e-Privacy Directive” and the United States CAN-SPAM Act create further risks for ChargePoint should it not comply with those law’s requirements concerning marketing, cookies and trackers, and email promotions. The CAN-SPAM Act authorizes class actions with statutory damages and the e-Privacy Directive creates a risk of enforcement actions and fines. In the event such a class action or enforcement action is brought against ChargePoint, it may need to expend costs and resources defending such litigation or enforcement action and any potential damages or fines awarded as the result of such actions, which could have an adverse effect on ChargePoint’s business and reputation. In addition to government activity, privacy advocacy groups, the technology industry and other industries have established or may establish various new, additional or different self-regulatory standards that may place additional burdens on technology companies. Customers may expect that ChargePoint will meet voluntary certifications or adhere to other standards established by them or third-parties. If ChargePoint is unable to maintain these certifications or meet these standards, it could reduce demand for its solutions and adversely affect its business.
Failure to comply with anticorruption and anti-money laundering laws, including the FCPA and similar laws associated with activities outside of the United States, could subject ChargePoint to penalties and other adverse consequences.
ChargePoint is subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the Anti-Bribery Act and possibly other anti-bribery and anti-money laundering laws in countries in which it conducts activities. It faces significant risks if it fails to comply with the FCPA and other anti-corruption laws that prohibit companies and their employees and third-party intermediaries from promising, authorizing, offering or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person or securing any advantage. Any violation of the FCPA, other applicable anti-corruption laws, or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, or severe criminal or civil sanctions, which could have an adverse effect on ChargePoint’s reputation, business, operating results and

Table of Content
prospects. In addition, ensuring compliance may be costly and time-consuming and responding to any enforcement action may result in a significant diversion of management’s attention and resources, significant defense costs and other professional fees.
ChargePoint is subject to governmental export controls and economic sanctions laws that could impair its ability to compete in international markets and subject ChargePoint to liability if it is not in full compliance with applicable laws.
ChargePoint’s business activities are subject to various restrictions under U.S. export controls and trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control. The U.S. export control laws and U.S. economic sanctions laws include prohibitions on the sale or supply of certain products and services to U.S. embargoed or sanctioned countries, governments, persons and entities and also require authorization for the export of encryption items. In addition, various countries regulate the import of certain encryption technology, including through import and licensing requirements, and have enacted laws that could limit ChargePoint’s ability to distribute its products and services or could limit ChargePoint’s customers’ ability to implement ChargePoint’s products in those countries. If ChargePoint fails to comply with these laws and regulations, ChargePoint and certain of its employees could be subject to civil or criminal penalties, including the possible loss of export privileges and monetary penalties. Obtaining the necessary authorizations, including any required license, for a particular transaction may be time-consuming, is not guaranteed, and may result in the delay or loss of sales opportunities. ChargePoint’s products may have been in the past, and could in the future be, provided inadvertently in violation of such laws, despite the precautions ChargePoint takes to prevent its products from being provided in violation of such laws. Any violation could result in adverse consequences to ChargePoint, including government investigations and penalties which may adversely affect ChargePoint’s operations and harm its reputation.
Existing and future environmental health and safety laws and regulations could result in increased compliance costs or additional operating costs or construction costs and restrictions. Failure to comply with such laws and regulations may result in substantial fines or other limitations that may adversely impact ChargePoint’s financial results or results of operations.
ChargePoint and its operations, as well as those of ChargePoint’s contractors, suppliers and customers, are subject to certain environmental laws and regulations, including laws related to the use, handling, storage, transportation and disposal of hazardous substances and wastes as well as electronic wastes and hardware, whether hazardous or not. These laws may require ChargePoint or others in ChargePoint’s supply and operations chain to obtain permits and comply with procedures that impose various restrictions and obligations that may have material effects on ChargePoint’s operations. If key permits and approvals cannot be obtained on acceptable terms, or if other operational requirements cannot be met in a manner satisfactory for ChargePoint’s operations or on a timeline that meets ChargePoint’s commercial obligations, it may adversely impact ChargePoint’s business.
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
As a result of this material weakness, the restatement, the change in accounting for ChargePoint’s previously outstanding publicly-traded warrants (the “Public Warrants”) and private placement warrants issued to NGP Switchback, LLC, the sponsor of Switchback (the “Private Placement Warrants”), and other matters raised or that may in the future be raised by the SEC, ChargePoint faces potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in its internal control over financial reporting and the preparation of its financial statements. As of the date of this Annual Report, ChargePoint has no knowledge of any such litigation

Table of Content
or dispute. However, ChargePoint can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have an adverse effect on its business, results of operations and financial condition. No Public Warrants have been outstanding since January 31, 2022, and no Private Placement Warrants have been outstanding since April 30, 2022.
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
ChargePoint may raise additional capital through the issuance of equity or debt securities in the future. In that event, the ownership of existing ChargePoint stockholders would be diluted and the value of the stockholders' equity in Common Stock could be reduced. If ChargePoint raised more equity capital from the sale of Common Stock, institutional or other investors may negotiate terms more favorable than the current prices of ChargePoint’s Common Stock. If ChargePoint issues debt securities, the holders of the debt would have a claim to ChargePoint assets that would be prior to the rights of stockholders until the debt is repaid. Interest on these debt securities would increase costs and could negatively impact operating results. On April 12, 2022, ChargePoint completed a private placement of $300.0 million of aggregate principal amount of the 2027 Convertible Notes which will mature on April 1, 2027. The 2027 Convertible Notes may decrease ChargePoint’s business flexibility and access to capital, require a significant amount of cash to service, dilute the ownership interest of existing stockholders and otherwise depress the price of its Common Stock, and delay or hinder an otherwise beneficial takeover of the Company. On July 1, 2022, ChargePoint filed a Registration Statement on Form S-3 (File No. 333-265986), which permits ChargePoint to offer up to $1.0 billion shares of ChargePoint Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time (the “Shelf Registration Statement”). Further, as part of the Shelf Registration Statement, ChargePoint may also sell shares of its Common Stock in “at-the-market” offerings pursuant to that certain common stock sales agreement dated July 1, 2022, by and among ChargePoint and the underwriters thereto (the “ATM Facility”). As of January 31, 2023, $450.0 million of shares of Common Stock remained available for sale pursuant to the ATM Facility. The sale of a substantial number of shares of ChargePoint Common Stock pursuant to the ATM Facility, the Shelf Registration Statement or otherwise, or anticipation of any such sales, could cause the trading price of ChargePoint’s Common Stock to decline or make it more difficult for ChargePoint to sell equity or equity-related securities in the future at a time and at a price that ChargePoint might otherwise desire. In addition, issuances of any shares of ChargePoint Common Stock sold pursuant to the ATM Facility or any securities sold pursuant to the Shelf Registration Statement will have a dilutive effect on our existing stockholders.
In accordance with Delaware law and the provisions of ChargePoint’s Second Amended and Restated Certificate of Incorporation (the “Charter”), ChargePoint may issue preferred stock that ranks senior in right of dividends, liquidation or voting to its Common Stock. The issuance by ChargePoint of such preferred stock may (a) reduce or eliminate the amount of cash available for payment of dividends to other holders of ChargePoint Common Stock, (b) diminish the relative voting strength of the total shares of Common Stock outstanding as a class, or (c) subordinate the claims of ChargePoint holders of Common Stock to ChargePoint assets in the event of a liquidation. ChargePoint cannot predict the size of future issuances of its Common Stock or any additional issuances of securities convertible into Common Stock or the effect, if any, that future issuances and sales of shares of its Common Stock will have on the market price of its Common Stock. Sales of substantial amounts of ChargePoint Common Stock (including any shares issued upon the conversion of the 2027 Convertible Notes or pursuant to the ATM Facility, the Shelf Registration Statement, or in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of ChargePoint Common Stock.
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

Table of Content
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
As reported in the table captioned “Security Ownership of Certain Beneficial Owners and Management” included in the Proxy Statement for ChargePoint’s 2022 Annual Meeting of Stockholders filed with the SEC on May 27, 2022, as of April 30, 2022, ChargePoint’s directors, executive officers and their affiliates in the aggregate beneficially own approximately 23.6% of the outstanding Common Stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of the certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
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

Table of Content
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
In addition, the stock market in general, and the stock prices of technology companies in particular, have experienced extreme price and volume fluctuations. Broad market and industry factors likely have seriously affected and may continue to seriously affect the market price of ChargePoint’s Common Stock, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against such a company. This litigation, if instituted against ChargePoint as a result of actual and potential volatility described above, could result in substantial costs and a diversion of management’s attention and resources.
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
In the event of a fundamental change or a change in control transaction (each such term as defined in the indenture governing the 2027 Convertible Notes), holders of the 2027 Convertible Notes will have the right to require ChargePoint to repurchase all or a portion of their 2027 Convertible Notes at a price equal to 100% of the capitalized principal amount of 2027 Convertible Notes, in the case of a fundamental change, or 125% of the capitalized principal amount of 2027 Convertible Notes, in the case of a change in control transaction, in each case plus any accrued and unpaid interest to, but excluding, the repurchase date. This feature of the 2027 Convertible Notes could have the effect of delaying or preventing a change of control of ChargePoint, whether or not it is desired by, or beneficial to, ChargePoint’s stockholders, and may result in the acquisition of ChargePoint on terms less favorable to its stockholders than it would otherwise be, or could require ChargePoint to pay a portion of the consideration available in such a transaction to holders of the 2027 Convertible Notes. In addition, upon conversion of the 2027 Convertible Notes, unless ChargePoint elects to deliver solely shares of its Common Stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), ChargePoint will be required to make cash payments in respect of the 2027 Convertible Notes being converted. However, ChargePoint may not have enough available cash, or be able to obtain sufficient financing, at the time it is required to pay cash with respect to the 2027 Convertible Notes being converted.
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

Table of Content
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
ChargePoint’s Charter and Amended and Restated Bylaws (the “A&R Bylaws”) afford certain rights and powers to the Board that could contribute to the delay or prevention of an acquisition that it deems undesirable. ChargePoint is also subject to Section 203 of the Delaware General Corporation Law and other provisions of Delaware law that limit the ability of stockholders in certain situations to effect certain mergers. Any of the foregoing provisions and terms that have the effect of delaying or deterring a change in control could limit the opportunity for stockholders to receive a premium for their shares of their Common Stock and could also affect the price that some investors are willing to pay for the Common Stock. ChargePoint’s Charter provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit stockholders’ ability to obtain a more favorable judicial forum for disputes with ChargePoint or its directors, officers, employees or stockholders.
The Charter requires, to the fullest extent permitted by law, that derivative actions brought on behalf of ChargePoint, actions against current or former directors, officers, stockholders or, subject to certain exceptions, employees for breach of fiduciary duty and certain other actions may be brought in the Court of Chancery in the State of Delaware or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of capital stock of ChargePoint shall be deemed to have notice of and consented to the forum provisions in the certificate of incorporation. In addition, the Charter and A&R Bylaws provide that, unless ChargePoint consents in writing to another

Table of Content
forum, the federal district courts of the United States shall, to the fullest extent of the law, be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act or the Exchange Act.
The choice of forum provision in ChargePoint’s Charter may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with ChargePoint or any of its directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision to be inapplicable or unenforceable in an action, ChargePoint may incur additional costs associated with resolving such action in other jurisdictions, which could harm its business, operating results and financial condition.
Sales, or the perception of future sales, of a substantial number of shares of Common Stock by ChargePoint’s existing stockholders could cause the price of ChargePoint’s Common Stock to decline.
Sales of a substantial number of shares of ChargePoint’s Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of ChargePoint’s Common Stock. For instance, in connection with the closing of the Merger, ChargePoint and the holders of registration rights in Switchback and Legacy ChargePoint entered into an amended and restated Registration Rights Agreement (the “A&R Registration Rights Agreement” and such holders the “Registration Rights Holders”). In certain circumstances, the Registration Rights Holders can demand certain underwritten offerings and will be entitled to customary piggyback registration rights. Also, in connection with the consummation of the acquisition of HTB, ChargePoint entered into a registration rights agreement with the former shareholders of HTB providing for the filing of a resale registration statement as more completely described below.
ChargePoint has in the past, and may in the future, file registration statements as a result of such registration rights. For example, on July 12, 2021, ChargePoint filed a resale registration statement on Form S-1 (No. 333-257855) that relates to the offer and sale from time to time by the selling security holders named in that prospectus of up to 12 million shares of ChargePoint’s Common Stock (the “Secondary Offering”). ChargePoint’s directors, executive officers and certain stockholders entered into lock-up agreements with the representatives of the several underwriters, in connection with the Secondary Offering, which expired on September 28, 2021. Further, on October 14, 2021, ChargePoint filed a resale registration statement on Form S-1 (No. 333-260247) that was declared effective by the SEC that relates to the offer and sale from time to time by the selling security holders named in that prospectus of up to 5,695,176 shares of ChargePoint’s Common Stock in connection with the consummation of ChargePoint’s acquisition of HTB.
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
As of January 31, 2023, the warrants to purchase Legacy ChargePoint common stock (the “Legacy Warrants”) were exercisable for 34,499,436 shares of Common Stock. Any shares of ChargePoint’s Common Stock issued upon exercise of Legacy Warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of ChargePoint’s Common Stock.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The corporate headquarters and principal operations is located in Campbell, California, and consists of approximately 72,000 square feet of office space under leases that expire on August 31, 2029. ChargePoint believes this space is sufficient to meet its needs for the foreseeable future and that any additional space ChargePoint may require will be available on commercially reasonable terms. ChargePoint also leases facilities in Amsterdam, the Netherlands; Gurgaon, India; Radstadt, Austria and Reading, United Kingdom; Scottsdale, Arizona and San Jose, California; as well as smaller sales offices in the United States and Europe.
Item 3. Legal Proceedings.
Information with respect to this item may be found in Note 10, Commitments and Contingencies, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, under “Legal Proceedings” which is incorporated herein by reference.

Table of Content
Item 4. Mine Safety Disclosures.
Not applicable.

Table of Content
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
Number of Common Stockholders
As of March 28, 2023, there were approximately 318 holders of record of ChargePoint’s Common Stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Sales of Unregistered Equity Securities and Use of Proceeds
None.
Stock Performance
The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of ChargePoint Holdings, Inc.'s other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent ChargePoint specifically incorporates it by reference into such filing.
The graph below matches ChargePoint Holdings, Inc.'s cumulative total shareholder return on Common Stock with the cumulative total returns of the S&P Midcap 400 index, the S&P Application Software index, and the S&P 500 Technology Hardware, Storage & Peripherals index. The graph tracks the performance of a $100 investment in ChargePoint's Common Stock and in each index (with the reinvestment of all dividends) from September 16, 2019 to January 31, 2023.
The stock price performance included in this graph is not necessarily indicative of future price performance.

Table of Content

Company/Index	September 16, 2019	January 31, 2020	January 31, 2021	January 31, 2022	January 31, 2023
ChargePoint Holdings, Inc.	$100.00	$102.46	$389.96	$141.91	$124.39
S&P Midcap 400	$100.00	$107.46	$127.30	$145.19	$148.59
S&P Application Software	$100.00	$117.05	$154.77	$174.16	$137.81
S&P 500 Technology Hardware, Storage & Peripherals	$100.00	$137.68	$230.27	$307.62	$269.95
Item 6. [Reserved.]
Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis provides information which ChargePoint’s management believes is relevant to an assessment and understanding of ChargePoint’s consolidated results of operations and financial condition. ChargePoint’s fiscal year ends on January 31. References to fiscal years 2023, 2022, and 2021, relate to the fiscal years ended January 31, 2023, January 31, 2022, and January 31, 2021, respectively. This section of this Form 10-K discusses fiscal year 2023 and 2022 items and year-to-year comparisons between fiscal year 2023 and 2022. Discussions of fiscal year 2021 items and year-over-year comparisons between fiscal year 2022 and fiscal year 2021 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K filed on April 4, 2022. The discussion should be read together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. ChargePoint’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” included under Part I, Item 1 A.
Overview
ChargePoint designs, develops and markets networked EV charging system infrastructure (“Networked Charging Systems”) connected through cloud-based services (“Cloud” or “Cloud Services”) which (i) enable charging systems owners, or hosts, to manage their Networked Charging Systems, and (ii) enable drivers to locate, reserve and authenticate Networked Charging Systems and to transact EV charging sessions on those systems. ChargePoint’s Networked Charging Systems, subscriptions and other offerings provide an open platform that integrates with system hardware from ChargePoint and other manufacturers, connecting systems over an intelligent network that provides real-time information about charging sessions and full control, support and management of the Networked Charging Systems. This network provides multiple web-based portals for charging system owners, fleet managers, drivers and utilities.
ChargePoint generates revenue primarily through the sale of Networked Charging Systems, Cloud Services and extended parts and labor warranties (“Assure”). The Company also generates revenue, in some instances, by providing customers use of ChargePoint’s owned and operated systems, Cloud Services and Assure into a single multi-year or annual subscription (“ChargePoint as a Service” or “CPaaS”). Each of Cloud Services, Assure and CPaaS is typically paid for upfront and revenue is recognized ratably over the term of the subscription period.
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
On February 26, 2021 (“Closing Date”), Switchback Energy Acquisition Corporation (“Switchback”) consummated the previously announced transactions pursuant to which Lightning Merger Sub Inc., a wholly-owned subsidiary of Switchback (“Lightning Merger Sub”), merged with ChargePoint, Inc. (“Legacy ChargePoint”) pursuant to a Merger Agreement and Plan of Merger dated as of September 23, 2020, by and among the Company, Lightning Merger Sub, and Switchback (“Merger Agreement”). Legacy ChargePoint survived as a wholly-owned subsidiary of Switchback (“Merger” and, collectively with the other transactions described in the Merger Agreement, the “Reverse Recapitalization”). Further, as a result of the Merger, Switchback was renamed “ChargePoint Holdings, Inc.”
Since its inception in 2007, ChargePoint has been engaged in developing and marketing its Networked Charging Systems, subscriptions and other offerings, raising capital and recruiting personnel. ChargePoint has incurred net operating losses and negative cash flows from operations in every year since its inception. As of January 31, 2023 and 2022, ChargePoint had an accumulated deficit of $1,156.8 million and $811.7 million, respectively. ChargePoint has funded its operations primarily from customer payments, the issuance of redeemable convertible preferred stock and convertible notes, exercise proceeds from options and warrants, borrowings under loan facilities and proceeds from the Reverse Recapitalization.

Table of Content
Key Factors Affecting Operating Results
ChargePoint believes its performance and future success depend on several factors that present significant opportunities for it but also pose risks and challenges, including those discussed below:
Growth in EV Adoption
ChargePoint’s revenue growth is directly tied to the number of passenger and commercial EVs sold, which it believes drives the demand for charging infrastructure. The market for EVs is still rapidly evolving and although demand for EVs has grown in recent years, there is no guarantee of such future demand. Factors impacting the adoption of EVs include but are not limited to: perceptions about EV features, quality, safety, performance and cost; perceptions about the limited range over which EVs may be driven on a single battery charge; volatility in the cost of oil and gasoline; availability of services for EVs; consumers’ perception about the convenience and cost of charging EVs; and increases in fuel efficiency of internal combustion engine vehicles. In addition, macroeconomic factors, including governmental mandates and incentives and the impact of rising interest rates, inflation and a potential economic recession, could impact demand for EVs, particularly since they can be more expensive to purchase than traditional gasoline-powered vehicles. Further, geopolitical factors, such as the invasion of Ukraine by Russia, conflicts between the United States and China or between China and Taiwan may negatively impact the global automotive supply chain and reduce the manufacturing of automobiles, including EVs. If the market for EVs does not develop as expected or if there is any slow-down or delay in overall EV adoption or manufacturing rates, ChargePoint’s financial condition and results of operations could be materially and adversely impacted.
Competition
ChargePoint is currently a market leader in North America in commercial Level 2 Alternating Current (“AC”) charging. ChargePoint also offers AC chargers for use at home or multifamily settings and for fleet applications, and high-power Level 3 Direct Current (“DC”) chargers for fast urban charging, corridor or long-trip charging and fleet applications. ChargePoint intends to expand its market share over time in its product categories, leveraging the network effect of its products and Cloud Services software. Existing competitors may expand their product offerings and sales strategies, and new competitors may enter the market. If ChargePoint’s market share decreases due to increased competition, its financial condition and results of operations may be negatively impacted. Furthermore, ChargePoint’s success could be negatively impacted if consumers and businesses choose other types of alternative fuel vehicles or high fuel-economy gasoline powered vehicles.
Europe Expansion
ChargePoint operates in North America and several countries in Europe. Europe is expected to be a significant contributor to ChargePoint’s revenue in future years. ChargePoint has been and is investing heavily to succeed in Europe. ChargePoint is also working to grow its European business through partnerships with channel partners and car leasing companies and through its acquisitions of ViriCiti B.V. (“ViriCiti”) and has•to•be gmbh (“HTB”) (each as described in Note 5, Reverse Capitalization and Business Combinations, to ChargePoint’s notes to the consolidated financial statements). In Europe, ChargePoint primarily competes with other providers of EV charging station networks. Many of these competitors have limited funding, which could cause poor customer experiences and have a negative impact on overall EV adoption in Europe. ChargePoint’s growth in Europe requires differentiating itself as compared to these existing competitors. If ChargePoint is unable to continue penetrating the market in Europe, its financial condition and results of operations could be materially and adversely impacted.
Fleet Expansion
ChargePoint’s future growth is also highly dependent upon success in fleet applications, where there is increasing competition, a high customer dependency on the expected increase in the arrival rate of new vehicles, and likely high concentrations and volatility of purchasing as fleet operators ultimately choose their key providers and make large purchases of EVs. Any significant decline from these customers may have an adverse impact on ChargePoint’s potential for future growth. If the Company is not successful in the fleet vertical, its financial condition and results of operations could be materially and adversely affected.
Impact of New Product Releases and Investments in Growth
As ChargePoint introduces new products, such as the release of its Express Plus DC fast charger in fiscal year 2022 and CP6000 Level 2 AC charger in fiscal year 2023, its gross margins may be initially negatively impacted by launch costs and lower volumes until it achieves targeted cost reductions. Cost reductions may not occur on the timeline ChargePoint expects due to a number of factors, including but not limited to failure to meet its own estimates, unanticipated supply chain difficulties, government mandates or certification requirements. For example, ongoing supply chain challenges, heightened logistic costs, component shortages and product transition charges decreased ChargePoint’s gross margins in the fiscal year ended January 31, 2023, and ChargePoint expects gross margins will continue to be adversely affected by increased material costs and freight and logistic expenses in the fiscal year ending January 31, 2024. In addition, ChargePoint may accelerate its expenditures where it sees growth opportunities, which may further impact

Table of Content
gross margin until upfront costs and inefficiencies are absorbed and normalized operations are achieved. Further, ChargePoint continues to invest in prioritizing an assurance of supply of its products and new customer acquisition as part of its “land and expand” model, which in the current environment, puts pressure on gross margins and increases operating expenses. ChargePoint also continuously evaluates and may adjust its expenditures, such as new product introduction costs, based on its launch plans for new products, as well as other factors including the pace and prioritization of current projects under development and the addition of new projects. As ChargePoint attains higher revenue, it expects operating expenses as a percentage of total revenue to decrease as it scales and focuses on increasing operational efficiency and process automation.
Government Mandates, Incentives and Programs
The U.S. federal government, certain foreign governments and some state and local governments provide incentives to end users and purchasers of EVs and EV infrastructure in the form of rebates, tax credits and other financial incentives. These governmental rebates, tax credits and other financial incentives significantly lower the effective price of EVs and EV infrastructure to customers. For example, the Infrastructure Investment and Jobs Act signed into law on November 15, 2021 (the “Jobs Act”) provided additional funding for EVs and EV charging infrastructure through the creation of new programs and grants and the expansion of existing programs, including $7.5 billion for EV charging along highway corridors and communities. In addition, the Inflation Reduction Act of 2022 (the “IRA”) signed into law on August 16, 2022 includes incentives and tax credits aimed at reducing the effects of climate change, such as the extension of electric vehicle charging infrastructure tax credits under Section 30C and tax credits for electric vehicles under Section 30D of the Internal Revenue Code of 1986, as amended (the “Code”) through 2032. There are numerous restrictions and requirements associated with qualifying for the electric vehicle tax credits available under the IRA and ChargePoint is still assessing how the IRA may impact its business and EV sales generally. Further, incentives such as the Jobs Act and the IRA take time to be disbursed and to affect actual expenditure decisions. These incentives may also expire on specified dates, end when the allocated funding is no longer available, or be reduced or terminated as a matter of regulatory or legislative policy. Any reduction in rebates, tax credits or other financial incentives could reduce the demand for EVs and for charging infrastructure, including infrastructure ChargePoint offers.
ChargePoint also derives other revenue from fees received for regulatory incentives earned for participating in low carbon fuel programs in some U.S. states. ChargePoint claims these incentives only if they are not claimed by purchasers of its EV charging stations. If a material percentage of its customers were to claim these incentives, ChargePoint’s revenue from this source could decline significantly, which could have an adverse effect on its revenue and overall gross margin. Prior to fiscal year 2021, ChargePoint derived a slight majority of its other revenue from these incentives. However, revenue from this source as a percentage of total revenue has declined since fiscal 2021 and may continue to decline as a percentage of total revenue going forward. Further, the availability of such incentives depends on continued governmental support for these programs. If these programs are modified, reduced or eliminated, ChargePoint’s ability to generate this revenue in the future would be adversely impacted.
Supply Chain Disruptions and Other Factors

Global supply chain disruptions, initially caused by the COVID-19 pandemic, continue to affect ChargePoint’s business. The disruption to ChargePoint’s supply chain has heightened its material, freight and logistic costs, and has similarly disrupted manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, which has contributed to fluctuations in EV sales in markets around the world. These ongoing supply chain challenges and heightened logistic costs decreased gross margins in the fiscal year ended January 31, 2023, and ChargePoint expects that gross margins will continue to be adversely affected by increased material costs and freight and logistic expenses in the fiscal year ending January 31, 2024.

Also, more permanent work-from-home policies, initially caused by the COVID-19 pandemic, are likely to continue affecting the rate of global infrastructure spending, and thus to continue to adversely impact ChargePoint’s commercial business and its overall gross margin as ChargePoint’s commercial business contributes higher margins than its residential and fleet businesses. Further, the continued disruption to ChargePoint’s supply chains and heightened component and shipping pricing and logistics expenses may further adversely impact ChargePoint’s gross margins, adversely affect demand for ChargePoint’s products, lengthen its product development and sales cycles, and reduce expected spending from new customers, all of which could adversely affect ChargePoint’s business, results of operations and financial condition.

Additionally, global economic uncertainty due to other macroeconomic conditions, including inflation, interest rate pressures, negative events in the financial services industry, and labor market disruptions, and related growing concerns of a potential recession, have impacted customer behavior related to discretionary spending and sentiment and could continue to impact such behaviors in the future. Any resulting decline in the ability or willingness of customers, fleet owners and operators to purchase ChargePoint’s products or subscription services could have an adverse impact on ChargePoint’s results of operations and financial condition.

Table of Content
Results of Operations & its Components
Revenue
Networked Charging Systems
Networked Charging Systems revenue includes the deliveries of EV charging system infrastructure, which include a range of AC products for use in residential, commercial and fleet applications, and DC, or fast-charge products for use in commercial and fleet applications. A significant portion of ChargePoint’s Networked Charging Systems revenue is presently derived from the sale of AC products. ChargePoint generally recognizes revenue from sales of Networked Charging Systems upon shipment to the customer, at which point ChargePoint’s performance obligation is satisfied.
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
Other
Other revenue consists of charging related fees received from drivers using charging sites owned and operated by ChargePoint, net transaction fees earned for processing payments collected on driver charging sessions at charging sites owned by its customers, fees received for transferring regulatory incentives earned for participating in low carbon fuel programs in some states, and other professional services. Revenue from driver charging sessions and charging transaction fees is recognized when the charging session or transaction is completed. Revenue from regulatory incentives is recognized when the regulatory incentives are transferred. Revenue from fees for owned and operated sites is recognized over time on a straight-line basis over the performance period of the service contract as ChargePoint has an ongoing obligation to deliver such services. Revenue from professional services is recognized as the services are rendered.
ChargePoint expects revenue to grow in both Networked Charging Systems and subscriptions due to increased demand in EVs and the related charging infrastructure market.

	For the Year Ended January 31,			Change
	2023	2022	2021	2023 vs 2022		2022 vs 2021
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Networked Charging Systems	$363,622	$173,850	$91,893	$189,772	109.2%	$81,957	89.2%
Percentage of total revenue	77.7%	72.1%	62.7%
Networked Charging Systems revenue increased for fiscal year ended January 31, 2023 compared to fiscal year ended January 31, 2022 primarily due to a continued increase in demand from customers in ChargePoint’s three verticals, resulting in higher volume of Networked Charging Systems delivered across ChargePoint’s major product families.

	For the Year Ended January 31,			Change
	2023	2022	2021	2023 vs 2022		2022 vs 2021
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Subscriptions	$85,296	$53,512	$40,563	$31,784	59.4%	$12,949	31.9%
Percentage of total revenue	18.2%	22.2%	27.7%
Subscriptions revenue increased for the fiscal year ended January 31, 2023 compared to fiscal year ended January 31, 2022 primarily due to the growth in the number of Cloud subscriptions and Assure subscriptions for Networked Charging Systems connected to ChargePoint’s network.

Table of Content

	For the Year Ended January 31,			Change
	2023	2022	2021	2023 vs 2022		2022 vs 2021
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Other revenue	$19,176	$13,644	$14,034	$5,532	40.5%	$(390)	(2.8)%
Percentage of total revenue	4.1%	5.7%	9.6%
Other revenue increased for the fiscal year ended January 31, 2023 compared to fiscal year ended January 31, 2022 primarily due to net transaction fees earned for processing payments collected on driver charging sessions at charging sites owned by ChargePoint’s customers.
Cost of Revenue
Networked Charging Systems
ChargePoint uses contract manufacturers to manufacture the substantial majority of its Networked Charging Systems. ChargePoint’s in-house manufacturing is typically limited to initial development units and to early customer samples. ChargePoint’s cost of revenue for the sale of Networked Charging Systems includes the contract manufacturer costs of finished goods and shipping and handling. Cost of revenue for the sale of Networked Charging Systems also consists of salaries and related personnel expenses, including stock-based compensation, warranty provisions, depreciation of manufacturing related equipment and facilities, and allocated facilities and information technology expenses. As revenue is recognized, ChargePoint accounts for estimated warranty cost as a charge to cost of revenue. The estimated warranty cost is based on historical and predicted product failure rates and repair expenses.
Subscriptions
Cost of Subscriptions revenue includes salaries and related personnel expenses, including stock-based compensation and third-party support costs to manage the systems and helpdesk services for drivers and site hosts, network and wireless connectivity costs for subscription services, field costs for Assure, depreciation of owned and operated systems used in CPaaS arrangements, allocated facilities and information technology expenses.
Other
Cost of other revenue includes depreciation and other costs for ChargePoint’s owned and operated charging sites, charging related processing charges, salaries and related personnel expenses, including stock-based compensation, as well as costs of professional services.

	For the Year Ended January 31,			Change
	2023	2022	2021	2023 vs 2022		2022 vs 2021
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Cost of Networked Charging Systems revenue	$318,628	$147,313	$87,083	$171,315	116.3%	$60,230	69.2%
Percentage of total revenue	68.1%	61.1%	59.4%
Cost of Networked Charging Systems revenue increased during the fiscal year ended January 31, 2023 compared to fiscal year ended January 31, 2022 primarily due to an increase in the number of Networked Charging Systems delivered.

	For the Year Ended January 31,			Change
	2023	2022	2021	2023 vs 2022		2022 vs 2021
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Cost of Subscriptions revenue	$51,416	$31,190	$20,385	$20,226	64.8%	$10,805	53.0%
Percentage of total revenue	11.0%	12.9%	13.9%
Cost of subscriptions revenue increased during fiscal year ended January 31, 2023 compared to fiscal year ended January 31, 2022 primarily due to increases in customer support headcount driven by ChargePoint expanding its Networked Charging Systems and resulting in an increase in salaries and personnel expenses, including stock-based compensation, as well as Assure maintenance costs.

Table of Content

	For the Year Ended January 31,			Change
	2023	2022	2021	2023 vs 2022		2022 vs 2021
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Cost of Other Revenue	$12,117	$8,970	$6,073	$3,147	35.1%	$2,897	47.7%
Percentage of total revenue	2.6%	3.7%	4.1%
Cost of other revenue increased for the fiscal year ended January 31, 2023 compared to fiscal year ended January 31, 2022 primarily related to increased other operating costs.
Gross Profit and Gross Margin
Gross profit is revenue less cost of revenue and gross margin is gross profit as a percentage of revenue. ChargePoint offers a range of Networked Charging Systems products which vary widely in selling price and associated gross margin, as, for example, ChargePoint’s commercial business contributes higher margins than its residential and fleet businesses. Accordingly, ChargePoint’s gross profit and gross margin have varied and are expected to continue to vary from period to period due to revenue levels; geographic, vertical and product mix; new product transition costs; and its efforts to optimize its operations and supply chain and purchase price variances it may need to pay due to component shortages or supply chain disruptions.
In the long term, improvements in ChargePoint’s gross profit and gross margin will depend on its ability to continue to optimize its operations and supply chain as it increases its revenue. However, at least in the short term, as the product mix continues to vary and as ChargePoint continues to optimize for customer acquisition and prioritize assurance of supply of its products as part of its “land and expand” model, launches new Networked Charging Systems products, grows its presence in Europe where it has not yet achieved economies of scale, and expands its solutions for its fleet customers, gross margin will vary from period to period. In addition, ChargePoint expects gross margins will continue to be adversely affected by increased material costs, particularly due to the shortage of certain semiconductors, as a result of the ongoing worldwide supply chain disruptions.

	For the Year Ended January 31,			Change
	2023	2022	2021	2023 vs 2022		2022 vs 2021
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Gross Profit	$85,933	$53,533	$32,949	$32,400	60.5%	$20,584	62.5%
Gross Margin	18.4%	22.2%	22.5%
Gross profit increased for the fiscal year ended January 31, 2023 compared to fiscal year ended January 31, 2022 primarily due to an increase in Networked Charging Systems sales that resulted from an increase in the number of Networked Charging Systems delivered and an increase in subscriptions revenue.
Gross margin decreased for the fiscal year ended January 31, 2023 compared to fiscal year ended January 31, 2022 primarily due (i) to product mix changes towards lower gross margin products, (ii) higher purchase price costs and increased logistic costs incurred as the result of component shortages and supply chain challenges, (iii) new product transition costs, and (iv) increases in customer support headcount and resulting personnel compensation.
Research and Development Expenses
Research and development expenses consist primarily of salaries and related personnel expenses, including stock-based compensation, for personnel related to the development of improvements and expanded features for ChargePoint’s services, as well as quality assurance, testing, product management, and allocated facilities and information technology expenses. Research and development costs are expensed as incurred.
ChargePoint expects its research and development expenses to increase on an absolute basis for the foreseeable future as ChargePoint continues to invest in research and development activities to achieve its technology and product roadmap.

	For the Year Ended January 31,			Change
	2023	2022	2021	2023 vs 2022		2022 vs 2021
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Research and Development Expenses	$194,957	$145,043	$75,017	$49,914	34.4%	$70,026	93.3%
Percentage of total revenue	41.6%	60.2%	51.2%

Table of Content
Research and development expenses increased during the fiscal year ended January 31, 2023 compared to fiscal year ended January 31, 2022 and was primarily attributable to a $24.9 million increase in compensation related expenses due to headcount growth, a $12.5 million increase in stock-based compensation expense from restricted stock unit (“RSU”) grants, a $4.0 million increase in engineering materials and services costs, as well as a $5.5 million increase in depreciation and other expenses.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of salaries and related personnel expenses, including stock-based compensation, sales commissions, professional services fees, travel, marketing and promotional expenses, bad debt expenses, and allocated facilities and information technology expenses.
ChargePoint expects its sales and marketing expenses to increase on an absolute basis for the foreseeable future while it continues to add sales and marketing personnel, expand its sales channels and expand in Europe.

	For the Year Ended January 31,			Change
	2023	2022	2021	2023 vs 2022		2022 vs 2021
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Sales and marketing expenses	$142,392	$92,550	$53,002	$49,842	53.9%	$39,548	74.6%
Percentage of total revenue	30.4%	38.4%	36.2%
Sales and marketing expenses increased during the fiscal year ended January 31, 2023 compared to fiscal year ended January 31, 2022 primarily attributable to a $20.4 million increase in compensation related expenses due to headcount growth, a $8.2 million increase in stock-based compensation expense resulting mainly from RSU grants, a $5.5 million increase in amortization expense mainly due to acquired customer relationship intangible assets from business combinations, a $3.5 million increase in travel expenses, and a $3.5 million increase in consulting and marketing expense.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related personnel expenses, including stock-based compensation, related to finance, legal and human resource functions, contractor and professional services fees, audit and compliance expenses, insurance costs, and general corporate expenses, including allocated facilities and information technology expenses.
ChargePoint expects its general and administrative expenses to increase in absolute dollars as it continues to grow its business and to operate as a public company, including expenses related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for investor relations and legal, accounting and other professional services.

	For the Year Ended January 31,			Change
	2023	2022	2021	2023 vs 2022		2022 vs 2021
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
General and administrative expenses	$90,366	$81,380	$25,922	$8,986	11.0%	$55,458	213.9%
Percentage of total revenue	19.3%	33.8%	17.7%
General and administrative expenses increased during the fiscal year ended January 31, 2023 compared to fiscal year ended January 31, 2022 primarily attributable to a $9.9 million increase in salary and benefit expenses due to headcount growth, a $4.7 million increase in stock-based compensation expense resulting mainly from RSU grants, a $3.2 million increase in consulting expenses, partially offset by a $6.8 million decrease in professional services fees related to acquisitions and expenses associated with an underwritten secondary offering of shares held by certain selling stockholders and other expense decreases.
Interest Income
Interest income consists primarily of interest earned on ChargePoint’s cash, cash equivalents and short-term investments.

Table of Content

	For the Year Ended January 31,			Change
	2023	2022	2021	2023 vs 2022		2022 vs 2021
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Interest income	$5,534	$98	$315	$5,436	5546.9%	$(217)	(68.9)%
Percentage of total revenue	1.2%	—%	0.2%
Interest income increased during fiscal year ended January 31, 2023 compared to fiscal year ended January 31, 2022 due to interest income from short-term investments purchased in fiscal year 2023.
Interest Expense
Interest expense consists primarily of the interest on ChargePoint’s 2027 Convertible Notes that were issued in April 2022 which are described more completely below in Liquidity and Capital Resources.

	For the Year Ended January 31,			Change
	2023	2022	2021	2023 vs 2022		2022 vs 2021
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Interest expense	$(9,434)	$(1,502)	$(3,253)	$(7,932)	528.1%	$1,751	(53.8)%
Percentage of total revenue	(2.0)%	(0.6)%	(2.2)%
Interest expense increased during the fiscal year ended January 31, 2023 compared to fiscal year ended January 31, 2022 primarily due to interest expense on the 2027 Convertible Notes.
Changes in Fair Value of Warrant Liabilities, Earnout Liabilities and Transaction Costs Expensed
The redeemable convertible preferred stock warrant liability was subject to remeasurement to fair value at each balance sheet date. Changes in fair value of redeemable convertible preferred stock warrant liability are recognized in the consolidated statements of operations. ChargePoint adjusts the liability for changes in fair value until the earlier of the exercise or expiration of the warrants and conversion of redeemable convertible preferred stock into Common Stock. Common stock warrant liabilities consisted of Public Warrants and private placement warrants issued to NGP Switchback, LLC (“Private Placement Warrants”) which ChargePoint assumed in connection with the Merger and which were subject to remeasurement to fair value at each balance sheet date. As of April 30, 2022, all Public Warrants and Private Placement Warrants had been exercised or redeemed. The Company recorded a $9.2 million change in fair value of redeemable convertible preferred stock warrant liability and $47.8 million change in fair value in assumed common stock warrant liabilities during the fiscal year ended January 31, 2022. As of January 31, 2023, ChargePoint had no outstanding warrant liabilities.
Contingent earnout liability was accounted for as a liability as of the date of the Merger (as described in Note 12, Stock Warrants and Earnout, to ChargePoint’s notes to the consolidated financial statements) and remeasured to fair value until the Earnout Triggering Events (as described in Note 12, Stock Warrants and Earnout, to ChargePoint’s notes to the consolidated financial statements) were met for the first two tranches in March 2021 and the corresponding Earnout Shares (as described in Note 12, Stock Warrants and Earnout, to ChargePoint’s notes to the consolidated financial statements) were issued. In March 2021, the remaining earnout liability for the third tranche converted to be accounted for as equity. The Company recorded a $84.4 million change in fair value of contingent earnout liability during the fiscal year ended January 31, 2022 due to the decrease in the fair value of ChargePoint’s Common Stock after consummation of the Merger. The Earnout Triggering Event was met for the third and final tranche in June 2021, and in July 2021, the remaining Earnout Shares were issued. The final Earnout Shares were issued in July 2021, and as such, there was no remaining contingent earnout liability during the fiscal year ended January 31, 2023.
Transaction costs consist of legal, accounting, banking fees and other costs that were directly related to the consummation of the Merger. Transaction costs related to the issuance of shares were recognized in stockholders’ equity (deficit) while costs of $7.0 million associated with the warrant liabilities and non-capitalized amounts were expensed during the fiscal year ended January 31, 2022 upon the completion of the Merger on February 26, 2021.
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign currency transaction gains and losses.

Table of Content

	Year Ended January 31,			Year-over-Year Change
	2023	2022	2021	2023 to 2022		2022 to 2021
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Other income (expense), net	$(1,569)	$(2,775)	$229	$1,206	(43.5)%	$(3,004)	(1311.8)%
Percentage of total revenue	(0.3)%	(1.2)%	0.2%
Other income (expense), net changed from $(2.8) million during the fiscal year ended January 31, 2022 to $(1.6) million during the fiscal year ended January 31, 2023 due to favorable changes in foreign exchange rates.
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

	Year Ended January 31,			Year-over-Year Change
	2023	2022	2021	2023 to 2022		2022 to 2021
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Provision (benefit) for income taxes	$(2,167)	$(2,930)	$198	$763	(26.0)%	$(3,128)	(1579.8)%
Percentage of loss before provision (benefit) for income taxes	0.6%	2.2%	(0.1)%
The benefit for income taxes decreased during the fiscal year ended January 31, 2023 as compared to fiscal year ended January 31, 2022 primarily due to changes to deferred tax liability.
Liquidity and Capital Resources
Sources of Liquidity
Historical Sources of Liquidity
ChargePoint has incurred net losses and negative cash flows from operations since its inception, which it anticipates will continue for the foreseeable future. To date, ChargePoint has funded its business and the acquisitions of ViriCiti and HTB primarily with proceeds from the issuance of redeemable convertible preferred stock, proceeds from the Merger, proceeds from warrant and option exercises for cash, convertible debt and from customer payments. As of January 31, 2023 and 2022, ChargePoint had cash, cash equivalents and restricted cash and short-term investments of $399.5 million and $315.6 million, respectively. ChargePoint believes that its cash and short-term investments, and cash generated from sales to customers will satisfy its working capital and capital requirements for at least the next twelve months.
From inception to January 31, 2023, ChargePoint has raised aggregate net cash proceeds of $615.7 million from the sale of shares of redeemable convertible preferred stock and $479.2 million from the Merger and the concurrent purchase by certain investors of shares of Common Stock pursuant to separate subscription agreements (the “PIPE financing”).
2027 Convertible Notes
In April 2022, ChargePoint completed a private placement of $300.0 million aggregate principal amount of 2027 Convertible Notes, which will mature on April 1, 2027 (the “2027 Convertible Notes”). The net proceeds from the sale of the 2027 Convertible Notes were approximately $294.0 million after deducting initial purchaser discounts and commissions and the Company’s offering expenses. ChargePoint expects to use the net proceeds for general corporate purposes.
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

Table of Content
For additional details refer to Note 9, Debt, to ChargePoint’s notes to the consolidated financial statements in this Annual Report.
Shelf Registration and ATM Facility
On July 1, 2022, ChargePoint filed a registration statement on Form S-3 (File No. 333-265986) with the SEC (that was declared effective by the SEC on July 12, 2022), which permits ChargePoint to offer up to $1.0 billion of shares of Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time (the “Shelf Registration Statement”). As part of the Shelf Registration Statement, ChargePoint filed a prospectus supplement registering for sale from time to time up to $500.0 million shares of Common Stock pursuant to a sales agreement (the “ATM Facility”). During the fiscal year ended January 31, 2023, ChargePoint had generated proceeds of $49.5 million, net of $0.5 million of issuance costs in connection with the sale of common stock under the ATM Facility. As of January 31, 2023, $450.0 million of shares of Common Stock remained available for sale pursuant to the ATM Facility.
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
Cash Flows
For the Fiscal Years Ended January 31, 2023, 2022 and 2021
The following table sets forth a summary of ChargePoint’s cash flows for the periods indicated:

	Year Ended January 31,
	2023	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(267,049)	$(157,178)	$(91,846)
Investing activities	(126,154)	(221,740)	35,530
Financing activities	372,859	549,687	128,913
Effects of exchange rates on cash, cash equivalents, and restricted cash	(729)	(1,025)	141
Net increase (decrease) in cash, cash equivalents and restricted cash	$(21,073)	$169,744	$72,738

Table of Content
Net Cash Used in Operating Activities
During the year ended January 31, 2023, net cash used in operating activities was $267.0 million, consisting primarily of a net loss of $345.1 million and change in operating assets and liabilities of $64.3 million, offset by an add back of non-cash charges of $142.4 million. The non-cash charges consisted primarily of $93.4 million of stock-based compensation expense, $25.1 million of depreciation, and amortization expense and amortization of deferred contract acquisition costs, $4.7 million of non-cash operating lease costs and $16.8 million of other costs. The change in operating assets and liabilities was mainly driven by increases in accounts receivable of $94.6 million, inventory of $39.4 million, prepaid expenses and other assets of $38.0 million and operating lease liabilities of $5.0 million, offset by increases in deferred revenue of $51.8 million, accounts payable of $31.5 million and accrued and other liabilities of $29.4 million.
During the year ended January 31, 2022, net cash used in operating activities was $157.2 million, consisting primarily of a net loss of $132.2 million, partially offset by a decrease in net operating assets of $17.1 million and non-cash charges of $42.0 million. The non-cash charges consisted primarily of a $84.4 million change in the fair value of contingent earnout liability and a $57.1 million change in the fair value of warrant liabilities, offset by a $67.3 million stock-based compensation expense, a $16.5 million depreciation and amortization, and $7.0 million transaction costs related to the consummation of the Merger. The change in operating assets and liabilities was mainly driven by increases in deferred revenue of $55.3 million, accrued and other liabilities of $21.6 million and accounts payable of $7.9 million, partially offset by an increase in accounts receivable of $38.4 million and prepaid expenses and other assets of $23.9 million and a decrease in operating lease liabilities of $3.5 million.
Net Cash Provided By (Used In) Investing Activities
During the year ended January 31, 2023, net cash used in investing activities was $126.2 million consisting of cash paid for purchases of short-term investments of $284.8 million, purchases of property and equipment of $18.6 million, and additional cash paid for acquisitions (net of cash acquired) related to the acquisition of HTB in the prior year of $2.8 million, partially offset by cash received from maturities of short-term investments of $180.0 million.
During the year ended January 31, 2022, net cash provided by investing activities was $221.7 million, consisting of cash paid for acquisitions, net of cash acquired, of $205.3 million, partially offset by purchases of property and equipment of $16.4 million.
Net Cash Provided by Financing Activities
During the year ended January 31, 2023, net cash provided by financing activities was $372.9 million, consisting of net proceeds from the issuance of convertible debt of $294.0 million, proceeds from the sale of common stock under the ATM Facility, net of commissions and fees, of $49.5 million, proceeds from the issuance of common stock under employee equity plans, net of tax withholdings, of $11.4 million, proceeds from the exercise of stock options and warrants of $6.9 million, and change in driver funds and amounts due to customers of $11.1 million.
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
Contractual Obligations and Commitments
ChargePoint’s material cash requirements include the following contractual obligations and commitments as of January 31, 2023. For more information regarding ChargePoint’s other contractual obligations, refer to Note 10, Commitments and Contingencies, to its notes to the consolidated financial statements included elsewhere in this Annual Report.
Operating Lease Obligations
ChargePoint has operating lease obligations for office spaces and data centers. As of January 31, 2023, ChargePoint had lease payment obligations of $32.8 million, with $6.7 million payable within twelve months.
Purchase Commitments
From time to time in the ordinary course of business, ChargePoint enters into agreements with vendors for the purchase of components and raw materials. However, due to contractual terms and variability in production levels, and opportunities to renegotiate pricing, ChargePoint generally does not have long-term binding and enforceable purchase orders under such contracts, and the timing and magnitude of purchase orders beyond such period is difficult to accurately project.

Table of Content
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
While ChargePoint’s significant accounting policies are described in more detail in Note 2, Summary of Significant Accounting Policies, to its consolidated financial statements included elsewhere in this Annual Report, it believes the following accounting policies and estimates to be most critical to the preparation of its consolidated financial statements.
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
ChargePoint enters into contracts with customers that regularly include promises to transfer multiple products and services, such as Networked Charging Systems, software subscriptions, extended maintenance, and professional services. For arrangements with multiple products and services, ChargePoint evaluates whether the individual products and services qualify as distinct performance obligations. In ChargePoint’s assessment of whether products and services are a distinct performance obligation, it determines whether the customer can benefit from the product or service on its own or with other readily available resources and whether the service is separately identifiable from other products or services in the contract. This evaluation requires ChargePoint to assess the nature of each of its Networked Charging Systems, subscriptions and other offerings and how they are provided in the context of the contract, including whether they are significantly integrated which may require judgment based on the facts and circumstances of the contract.
The transaction price for each contract is determined based on the amount ChargePoint expects to be entitled to receive in exchange for transferring the promised products or services to the customer. Collectability of revenue is reasonably assured based on historical evidence of collectability of fees ChargePoint charges its customers. The transaction price in the contract is allocated to each distinct performance obligation in an amount that represents the relative amount of consideration expected to be received in exchange for satisfying each performance obligation. Revenue is recognized when performance obligations are satisfied. Revenue is recorded based on the transaction price excluding amounts collected on behalf of third parties such as sales taxes, which are collected on behalf of and remitted to governmental authorities, or driver fees, which are collected on behalf of customers who offer public charging for a fee.
When agreements involve multiple distinct performance obligations, ChargePoint accounts for individual performance obligations separately. ChargePoint applies significant judgment in identifying and accounting for each performance obligation as a result of evaluating terms and conditions in contracts. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. ChargePoint determines SSP based on observable standalone selling price when it is available, as well as other factors, including the price charged to its customers, its discounting practices and its overall pricing objectives, while maximizing observable inputs. In situations where pricing is highly variable, or a product is never sold on a stand-alone basis, ChargePoint estimates the SSP using the residual approach.
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
Determining the relative SSP for contracts that contain multiple performance obligations requires significant judgment. ChargePoint determines SSP using observable pricing when available, which takes into consideration market conditions and customer specific factors while maximizing observable inputs. When observable pricing is not available, ChargePoint applies the residual approach to estimate the SSP. After establishing the SSP, ChargePoint then allocates the transaction price using the relative selling price method.

Table of Content
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
Business Combination
Business combinations are accounted for under the acquisition method. Assets acquired and liabilities assumed as part of a business acquisition are generally recorded at their estimated fair value at the date of acquisition. The excess of purchase price over the amount allocated to the assets acquired and liabilities assumed, if any, is recorded as goodwill. In determining the fair value of assets acquired, including intangible assets, and liabilities assumed, ChargePoint utilizes a variety of methods. Each asset acquired and liability assumed is measured at fair value from the perspective of a market participant. The method used to estimate the fair values of intangible assets incorporates significant estimates and assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant’s use of the asset, future cash inflows and outflows, probabilities of success, asset lives and the appropriate discount rates. This judgment and determination affects the amount of consideration paid that is allocated to assets acquired and liabilities assumed in the business purchase transaction. The Company engages third-party appraisal firms to assist in determining fair value of assets acquired and liabilities assumed when appropriate.
During the remeasurement period, which extends no later than one year from the acquisition date, ChargePoint may record certain adjustments to the carrying value of the assets acquired and liabilities assumed with a corresponding offset to goodwill.
Stock-based Compensation
Determining the grant date fair value of employee stock purchase plan (“ESPP”) rights using the Black-Scholes option-pricing model requires management to make certain assumptions and judgments. These estimates involve inherent uncertainties, and, if different assumptions had been used, stock-based compensation expense could have been materially different from the amounts recorded. Stock-based compensation is measured at the grant date, based on the fair value of the award and is recognized as an expense, net of estimated forfeitures, on a straight-line basis over the requisite service period. ChargePoint estimates the forfeiture rate based on the historical experience at the date of grant and revises it, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For performance-based stock options issued, the value of the award is measured at the grant date as the fair value of the award and is expensed over the requisite service period, using the accelerated attribution method, once the performance condition becomes probable of being achieved. These inputs are subjective and generally required significant analysis and judgment to develop.
The determination of the grant date fair value of ESPP rights issued is affected by a number of variables, including the expected Common Stock price volatility over the term of the award, the expected term of the award, risk-free interest rates, and the expected dividend yield of ChargePoint Common Stock.
•Expected volatility: The expected volatility for the ESPP rights was determined by using a blended volatility approach of peer volatility and implied volatility. Peer volatility was calculated as the average of historical volatilities of selected industry peers deemed to be comparable to ChargePoint’s business corresponding to the expected term of the awards.
•Risk-free interest rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities corresponding to the expected term of the awards.
•Expected dividend yield: The expected dividend rate is zero as ChargePoint currently has no history or expectation of declaring dividends on its Common Stock.
•Expected term: The expected term represented the period the ESPP rights were expected to remain outstanding and is based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules, and expectations of future employee behavior.
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

Table of Content
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
ChargePoint is exposed to market risk for changes in interest rates. ChargePoint had cash, cash equivalents and restricted cash totaling $294.6 million and short-term investments of $105.0 million as of January 31, 2023. Cash equivalents were invested primarily in money market funds. ChargePoint’s investment policy is focused on the preservation of capital and supporting its liquidity needs. Under the policy, ChargePoint invests in highly rated securities, issued by the U.S. government, and short durations or liquid money market funds. ChargePoint does not invest in financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments. ChargePoint utilizes external investment managers who adhere to the guidelines of its investment policy. A hypothetical 10% change in interest rates would not have a material impact on the value of ChargePoint’s cash, cash equivalents and short-term investments. There was no material change in ChargePoint’s interest rate risk during fiscal year ended January 31, 2023 compared to fiscal year ended January 31, 2022.
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
Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies can impact ChargePoint’s net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 10% would not result in a material foreign currency loss on foreign-denominated balances, as of January 31, 2023. There was no material change in ChargePoint’s foreign currency risk during fiscal year ended January 31, 2023 compared to fiscal year ended January 31, 2022.
At this time, ChargePoint does not enter into financial instruments to hedge its foreign currency exchange risk, but it may in the future.

Table of Content
Item 8. Financial Statements and Supplementary Data

Table of Content
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ChargePoint Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of ChargePoint Holdings, Inc. and its subsidiaries (the “Company”) as of January 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended January 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to the Company not designing and maintaining (i) effective controls over certain information technology general controls for information systems that are relevant to the preparation of the Company’s consolidated financial statements, including effective controls over program change management, user access, and program development and (ii) effective controls over segregation of duties.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the January 31, 2023 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Table of Content
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Consolidated Financial Statements – Impact of Personnel and Controls Related to Financial Reporting
The completeness and accuracy of the consolidated financial statements, including the financial condition, results of operations and cash flows, is dependent on, in part, (i) maintaining a sufficient complement of personnel with an appropriate degree of accounting knowledge, experience and training to appropriately analyze, record and disclose accounting matters; (ii) designing and maintaining formal accounting policies, procedures and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including accounting for complex features associated with warrants and adequate controls related to the preparation and review of journal entries; (iii) designing and maintaining controls over segregation of duties; and (iv) designing and maintaining controls over information technology general controls for information systems that are relevant for the Company’s financial statements, including controls over program change management, user access, and program development.
The principal considerations for our determination that the consolidated financial statements - impact of personnel and controls related to financial reporting is a critical audit matter are a high degree of auditor subjectivity and effort in performing procedures and evaluating audit evidence related to business processes that affect substantially all financial statement account balances and disclosures. As disclosed by management, material weaknesses existed during the year related to management not designing and maintaining (i) a sufficient complement of personnel with an appropriate degree of accounting knowledge, experience and training to appropriately analyze, record and disclose accounting matters and (ii) formal accounting policies, procedures and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including accounting for complex features associated with warrants and adequate controls related to the preparation and review of journal entries. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, material weaknesses related to not designing and maintaining (i) effective controls over certain information technology general controls for information systems that are relevant to the preparation of the Company’s consolidated financial statements, including effective controls over program change management, user access, and program development and (ii) effective controls over segregation of duties existed as of January 31, 2023 related to this matter.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating and determining the nature and extent of audit procedures performed and evidence obtained that are responsive to the material weaknesses identified. These procedures also included (i) manually testing the completeness and accuracy of system reports or other information generated by the Company’s information systems; (ii) evaluating whether segregation of duties was maintained; and (iii) evaluating whether management designed and maintained formal accounting policies, procedures and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including accounting for complex features associated with warrants and adequate controls related to the preparation and review of journal entries.

/s/ PricewaterhouseCoopers LLP
San Jose, California
April 3, 2023
We have served as the Company’s auditor since 2016.

Table of Content
ChargePoint Holdings, Inc.
Consolidated Balance Sheets
January 31, 2023 and 2022
(in thousands, except share and per share data)

	January 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$264,162	$315,235
Restricted cash	30,400	400
Short-term investments	104,966	—
Accounts receivable, net of allowance of $10,000 as of January 31, 2023 and $5,584 as of January 31, 2022	164,892	75,939
Inventories	68,730	35,879
Prepaid expenses and other current assets	71,020	36,603
Total current assets	704,170	464,056
Property and equipment, net	40,046	34,593
Intangible assets, net	92,673	107,209
Operating lease right-of-use assets	22,242	25,535
Goodwill	213,716	218,484
Other assets	7,110	6,020
Total assets	$1,079,957	$855,897
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$62,076	$27,576
Accrued and other current liabilities	133,483	84,328
Deferred revenue	88,777	77,142
Total current liabilities	284,336	189,046
Deferred revenue, noncurrent	109,833	69,666
Debt, noncurrent	294,936	—
Operating lease liabilities	21,841	25,370
Deferred tax liabilities	12,987	17,697
Other long-term liabilities	1,032	7,104
Total liabilities	724,965	308,883
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock: $0.0001 par value; 1,000,000,000 shares authorized as of each of January 31, 2023 and 2022; 348,330,481 and 334,760,615 shares issued and outstanding as of January 31, 2023 and 2022, respectively	35	33
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of each of January 31, 2023 and 2022; zero shares issued and outstanding as of each of January 31, 2023 and 2022	—	—
Additional paid-in capital	1,528,104	1,366,855
Accumulated other comprehensive income (loss)	(16,384)	(8,219)
Accumulated deficit	(1,156,763)	(811,655)
Total stockholders' equity	354,992	547,014
Total liabilities and stockholders' equity	$1,079,957	$855,897
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
ChargePoint Holdings, Inc.
Consolidated Statements of Operations
Years Ended January 31, 2023, 2022, and 2021
(in thousands, except share and per share data)

	Year Ended January 31,
	2023	2022	2021
Revenue
Networked charging systems	$363,622	$173,850	$91,893
Subscriptions	85,296	53,512	40,563
Other	19,176	13,644	14,034
Total revenue	468,094	241,006	146,490
Cost of revenue
Networked charging systems	318,628	147,313	87,083
Subscriptions	51,416	31,190	20,385
Other	12,117	8,970	6,073
Total cost of revenue	382,161	187,473	113,541
Gross profit	85,933	53,533	32,949
Operating expenses
Research and development	194,957	145,043	75,017
Sales and marketing	142,392	92,550	53,002
General and administrative	90,366	81,380	25,922
Total operating expenses	427,715	318,973	153,941
Loss from operations	(341,782)	(265,440)	(120,992)
Interest income	5,534	98	315
Interest expense and amortization of debt discount and issuance cost	(9,434)	(1,502)	(3,253)
Change in fair value of redeemable convertible preferred stock warrant liability	—	9,237	(73,125)
Change in fair value of assumed common stock warrant liabilities	(24)	47,822	—
Change in fair value of contingent earnout liability	—	84,420	—
Transaction costs expensed	—	(7,031)	—
Other income (expense), net	(1,569)	(2,775)	229
Net loss before income taxes	$(347,275)	$(135,171)	$(196,826)
Provision (benefit) for income taxes	(2,167)	(2,930)	198
Net loss	$(345,108)	$(132,241)	$(197,024)
Accretion of beneficial conversion feature of redeemable convertible preferred stock	—	—	(60,377)
Cumulative undeclared dividends on redeemable convertible preferred stock	—	(4,292)	(16,799)
Deemed dividends attributable to vested option holders	—	(51,855)	—
Deemed dividends attributable to common stock warrant holders	—	(110,635)	—
Net loss attributable to common stockholders - Basic	$(345,108)	$(299,023)	$(274,200)
Gain attributable to earnout shares issued	—	(84,420)	—
Change in fair value of dilutive warrants	—	(68,223)	—
Net loss attributable to common stockholders - Diluted	$(345,108)	$(451,666)	$(274,200)
Weighted average shares outstanding - Basic	338,488,667	297,421,969	15,116,763
Weighted average shares outstanding - Diluted	338,488,667	302,490,266	15,116,763
Net loss per share - Basic	$(1.02)	$(1.01)	$(18.14)
Net loss per share - Diluted	$(1.02)	$(1.49)	$(18.14)
The accompanying notes are an integral part of these consolidated financial statements

Table of Content
ChargePoint Holdings, Inc.
Consolidated Statements of Comprehensive Loss
Years Ended January 31, 2023, 2022, and 2021
(in thousands)

	Year Ended January 31,
	2023	2022	2021
Net loss	$(345,108)	$(132,241)	$(197,024)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(7,716)	(8,374)	141
Available-for-sale short-term investments:
Unrealized loss on short-term investments, net of tax	(449)	—	—
Reclassification to net income, net of tax	—	—	(23)
Other comprehensive income (loss)	(8,165)	(8,374)	118
Comprehensive loss	$(353,273)	$(140,615)	$(196,906)
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
ChargePoint Holdings, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and
Stockholders' Equity (Deficit)
Years Ended January 31, 2023, 2022, and 2021
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of January 31, 2020	160,583,203	$520,241	11,918,418	$1	$20,331	$37	$(482,390)	$(462,021)
Issuance of redeemable convertible preferred stock and common warrants, net of issuance costs	22,351,054	95,456	—	—	—	—	—	—
Issuance of common stock warrants in connection with Series H-1 redeemable convertible preferred stock	—	—	—	—	31,547	—	—	31,547
Beneficial conversion feature in connection with Series H-1 redeemable preferred stock	—	(60,377)	—	—	60,377	—	—	60,377
Accretion of beneficial conversion feature in connection with Series H-1 redeemable preferred stock	—	60,377	—	—	(60,377)	—	—	(60,377)
Issuance of common stock upon exercise of vested stock options	—	—	10,363,603	1	5,643	—	—	5,644
Issuance of common stock related to early exercise of stock options	—	—	679,011	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	268	—	—	268
Stock-based compensation	—	—	—	—	4,947	—	—	4,947
Net loss	—	—	—	—	—	—	(197,024)	(197,024)
Other comprehensive income	—	—	—	—	—	118	—	118
Balances as of January 31, 2021	182,934,257	$615,697	22,961,032	$2	$62,736	$155	$(679,414)	$(616,521)
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization, including impact of Series H-1 paid in kind dividend	(182,934,257)	(615,697)	194,060,336	20	615,677	—	—	615,697
Issuance of common stock under stock plans, net of tax withholdings	—	—	8,620,607	—	4,516	—	—	4,516
Reclassification of Legacy ChargePoint preferred stock warrant liability upon the reverse recapitalization	—	—	—	—	66,606	—	—	66,606
Issuance of common stock upon the reverse recapitalization, net of issuance costs	—	—	60,746,989	6	200,460	—	—	200,466
Issuance of common stock upon exercise of warrants	—	—	16,364,810	1	352,612	—	—	352,613
Issuance of common stock pursuant to business combinations	—	—	5,695,176	1	102,057	—	—	102,058
Issuance of earnout shares upon triggering events, net of tax withholding	—	—	26,313,253	3	480,222	—	—	480,225
Contingent earnout liability recognized upon the closing of the reverse recapitalization	—	—	—	—	(828,180)	—	—	(828,180)
Reclassification of remaining contingent earnout liability upon triggering event	—	—	—	—	242,640	—	—	242,640
Vesting of early exercised stock options	—	—	—	—	178	—	—	178
Repurchase of early exercised common stock	—	—	(1,588)		—	—	—	—
Stock-based compensation	—	—	—	—	67,331	—	—	67,331
Net loss	—	—	—	—	—	—	(132,241)	(132,241)
Other comprehensive loss	—	—	—	—	—	(8,374)	—	(8,374)
Balances as of January 31, 2022	—	$—	334,760,615	$33	$1,366,855	$(8,219)	$(811,655)	$547,014
Issuance of common stock under stock plans, net of tax withholdings	—	—	7,267,807	1	2,501	—	—	2,502
Issuance of common stock upon exercise of warrants	—	—	1,041,533	—	6,932	—	—	6,932
Issuance of common stock upon ESPP purchase	—	—	607,384	—	8,947	—	—	8,947
Issuance of common stock in connection with ATM offerings, net of issuance costs	—	—	4,657,806	1	49,449	—	—	49,450
Vesting of early exercised stock options	—	—	—	—	69	—	—	69

Table of Content

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Repurchase of early exercised common stock	—	—	(4,664)		—	—	—	—
Stock-based compensation	—	—	—	—	93,351	—	—	93,351
Net loss	—	—	—	—	—	—	(345,108)	(345,108)
Other comprehensive loss	—	—	—	—	—	(8,165)	—	(8,165)
Balances as of January 31, 2023	—	$—	348,330,481	$35	$1,528,104	$(16,384)	$(1,156,763)	$354,992
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
ChargePoint Holdings, Inc.
Consolidated Statements of Cash Flows
Years Ended January 31, 2023, 2022, and 2021
(in thousands)

	Year Ended January 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(345,108)	$(132,241)	$(197,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,050	16,457	10,083
Non-cash operating lease cost	4,739	4,244	3,762
Stock-based compensation	93,350	67,331	4,947
Amortization of deferred contract acquisition costs	2,361	1,786	1,206
Transaction costs expensed	—	7,031	—
Change in fair value of common stock warrant liabilities	24	(47,822)	—
Change in fair value of redeemable convertible preferred stock warrant liability	—	(9,237)	73,125
Change in fair value of contingent earnout liabilities	—	(84,420)	—
Change in fair value of earnout liability recognized upon acquisition of ViriCiti	—	2,266	—
Other	16,832	374	1,858
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(94,600)	(38,388)	3,292
Inventories	(39,358)	(1,991)	(9,585)
Prepaid expenses and other assets	(37,969)	(23,941)	(8,914)
Operating lease liabilities	(5,043)	(3,460)	(2,815)
Accounts payable	31,476	7,933	(493)
Accrued and other liabilities	29,394	21,619	11,556
Deferred revenue	51,803	55,281	17,156
Net cash used in operating activities	(267,049)	(157,178)	(91,846)
Cash flows from investing activities
Purchases of property and equipment	(18,563)	(16,410)	(11,484)
Purchases of investments	(284,835)	—	—
Maturities of investments	180,000	—	47,014
Cash paid for acquisition, net of cash acquired	(2,756)	(205,330)	—
Net cash provided by (used in) investing activities	(126,154)	(221,740)	35,530
Cash flows from financing activities
Proceeds from issuance of redeemable convertible preferred stock	—	—	95,456
Proceeds from the exercise of public warrants	6,884	118,864	—
Merger and PIPE financing	—	511,646	—
Payment of tax withholding obligations on settlement of earnout shares	—	(20,895)	—
Repayment of borrowings	—	(36,051)	—
Proceeds from issuance of common stock warrants, net of issuance costs	—	—	31,547
Proceeds from issuance of debt, net of issuance costs	293,972	—	—
Payments of transaction costs related to Merger	—	(32,468)	—
Change in driver funds and amounts due to customers	11,107	3,675	—
Payment of deferred transaction costs	—	—	(4,003)
Proceeds from issuance of stock in connection with stock plans, net of withholding taxes	11,446	4,916	5,913
Proceeds from issuance of common stock in connection with ATM offerings	49,450	—	—
Net cash provided by financing activities	372,859	549,687	128,913
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(729)	(1,025)	141
Net increase (decrease) in cash, cash equivalents, and restricted cash	(21,073)	169,744	72,738
Cash, cash equivalents, and restricted cash at beginning of period	315,635	145,891	73,153
Cash, cash equivalents, and restricted cash at end of period	$294,562	$315,635	$145,891

Table of Content

	Year Ended January 31,
	2023	2022	2021
Supplementary cash flow information
Cash paid for interest	$4,929	$346	$2,801
Cash paid for taxes	$598	$268	$172
Supplementary cash flow information on non-cash investing and financing activities
Accretion of beneficial conversion feature of redeemable convertible preferred stock	$—	$—	$60,377
Deferred transaction costs not yet paid	$—	$—	$1,685
Right-of-use assets obtained in exchange for lease liabilities	$—	$7,991	$2,118
Right-of-use asset remeasurement subsequent to lease extension	$—	$—	$12,867
Acquisitions of property and equipment included in accounts payable and accrued and other current liabilities	$1,954	$660	$647
Vesting of early exercised stock options	$69	$178	$268
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization	$—	$615,697	$—
Reclassification of Legacy ChargePoint redeemable convertible preferred stock warrant liability upon the reverse capitalization	$—	$66,606	$—
Contingent earnout liability recognized upon the closing of the reverse recapitalization	$—	$828,180	$—
Reclassification of remaining contingent earnout liability upon triggering event	$—	$242,640	$—
Issuance of common stock in connection with acquisitions	$—	$102,057	$—
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
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
On February 26, 2021 (the “Closing Date”), Switchback consummated the previously announced transactions contemplated by the Merger Agreement pursuant to which Lightning Merger Sub Inc., a wholly-owned subsidiary of Switchback incorporated in the State of Delaware (“Merger Sub”), merged with ChargePoint, Inc., a Delaware corporation (“Legacy ChargePoint”); Legacy ChargePoint survived as a wholly-owned subsidiary of Switchback (the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Reverse Recapitalization”). On the Closing Date, and in connection with the closing of the Merger (the “Closing”), Switchback changed its name to ChargePoint Holdings, Inc. As part of the Merger, certain investors purchased an aggregate of 22,500,000 shares of common stock (“PIPE Investors”) concurrently with the Closing for an aggregate purchase price of $225.0 million.
The Company’s fiscal year ends on January 31. References to fiscal years 2023, 2022, and 2021 relate to the fiscal years ended January 31, 2023, January 31, 2022, and January 31, 2021, respectively.
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
The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has been engaged in developing and marketing its Networked Charging Systems, subscriptions and other offerings, raising capital, and recruiting personnel and it has incurred net operating losses and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of January 31, 2023, the Company had an accumulated deficit of $1,156.8 million.
The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock, convertible notes, exercise proceeds from options and warrants, borrowings under its loan facilities, customer payments, proceeds from sale of Common Stock under the ATM Facility, and proceeds from the Merger. In February 2021, the Company received cash proceeds of $484.1 million from the Merger. The Company had cash, cash equivalents, and restricted cash and short-term investments of $399.5 million as of January 31, 2023. As of the date on which these consolidated financial statements were issued, the Company believes that its cash on hand, together with cash generated from sales to customers, will satisfy its working capital and capital requirements for at least the next twelve months following the issuance of the consolidated financial statements. The Company’s operating plan may change as a result of many factors currently unknown and there can be no assurance that the current operating plan will be achieved at the levels or in the time frame anticipated by the Company, and it may need to seek additional funds sooner than planned. If adequate funds are not available to the Company on a timely basis, it may be required to delay, limit, reduce, or terminate certain commercial efforts, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of the Company’s stockholders.
2.Summary of Significant Accounting Policies
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results and outcomes could differ significantly from the Company’s estimates, judgments, and assumptions. Significant estimates include determining standalone selling price for performance obligations in contracts with customers, the estimated expected benefit period for

Table of Content
deferred contract acquisition costs, allowances for expected credit losses, inventory reserves, the useful lives of long-lived assets, the determination of the incremental borrowing rate used for operating lease liabilities, valuation of acquired goodwill and intangible assets, the value of common stock and other assumptions used to measure stock-based compensation, and the valuation of deferred income tax assets and uncertain tax positions. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. Cash and cash equivalents are held in domestic and foreign cash accounts across large, creditworthy financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents through deposits with federally insured commercial banks and at times cash balances may be in excess of federal insurance limits. Short-term investments consist of U.S. treasury bills that carry high-credit ratings and accordingly, minimal credit risk exists with respect to these balances.
Accounts receivable are stated at the amount the Company expects to collect. The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition.
Concentration of credit risk with respect to trade accounts receivable is considered to be limited due to the diversity of the Company’s customer base and geographic sales areas. As of January 31, 2023, one customer individually accounted for 10% or more of accounts receivable, net. As of January 31, 2022, there was no customer that accounted for 10% or more of accounts receivable, net. For the year ended January 31, 2023, there was one customer that represented 10% or more of total revenue. For the years ended January 31, 2022, and 2021 there were no customers that represented 10% or more of total revenue.
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
Restricted cash relates to cash deposits restricted under letters of credit issued in support of customer and contract manufacturer agreements.
The reconciliation of cash, cash equivalents, and restricted cash to amounts presented in the consolidated statements of cash flows were as follows:

	January 31,
	2023	2022	2021
	(in thousands)
Cash and cash equivalents	$264,162	$315,235	$145,491
Restricted cash	30,400	400	400
Total cash, cash equivalents, and restricted cash	$294,562	$315,635	$145,891

Table of Content
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
These debt securities are classified as current assets in the consolidated balance sheet and recorded at fair value, with unrealized gains or losses included in accumulated other comprehensive income (loss) and as a component of the consolidated statements of comprehensive loss.
Gains and losses are recognized when realized. Gains and losses are determined using the specific identification method and are reported in other income (expense), net in the consolidated statements of operations.
An impairment loss may be recognized when the decline in fair value of the debt securities is determined to be other-than-temporary. The Company evaluates its investments for other-than-temporary declines in fair value below the cost basis each quarter, or whenever events or changes in circumstances indicate that the cost basis of the short-term investments may not be recoverable. The evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis, as well as adverse conditions related specifically to the security, such as any changes to the credit rating of the security and the intent to sell or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. Credit-related impairment losses, not to exceed the amount that fair value is less than the amortized cost basis, are recognized through an allowance for credit losses with changes in the allowance for credit losses recorded in other income (expense), net in the consolidated statements of operations. Accrued interest receivable is excluded from the estimate of credit losses.
Accounts Receivable, net
Accounts receivable for products, services and in certain scenarios charging sessions are recorded at the invoiced amount and are non-interest bearing. The Company performs ongoing credit evaluations of its customers and maintains an allowance for expected credit losses related to its existing accounts receivable and net realizable value to ensure trade receivables are not overstated due to uncollectibility. Allowances are provided for individual accounts receivable when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration in the customer’s operating results, or change in financial position. If circumstances related to customers change, estimates of the recoverability of receivables are further adjusted. The Company also considers broader factors in evaluating the sufficiency of its allowances, including the length of time receivables are past due, macroeconomic conditions, significant one-time events, and historical experience. When the Company determines that there are accounts receivable that are uncollectible, they are written off against the allowance. The change in the allowance for expected credit losses for the years ended January 31, 2023, 2022, and 2021 was as follows:

	Beginning Balance	Additions Charged To Expense	Write-offs	Ending Balance
	(in thousands)
Year ended January 31, 2023
Allowance for expected credit losses	$5,584	$6,353	$(1,937)	$10,000
Year ended January 31, 2022
Allowance for expected credit losses	$2,000	$3,835	$(251)	$5,584
Year ended January 31, 2021
Allowance for expected credit losses	$2,000	$121	$(121)	$2,000
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

Table of Content
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
Internal-Use Software Development Costs
The Company capitalizes qualifying internal-use software development costs incurred during the application development stage for internal tools and cloud-based applications used to deliver its services, provided that management with the relevant authority authorizes and commits to the funding of the project, it is probable the project will be completed, and the software will be used to perform the function intended. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized internal-use software development costs are included in property and equipment and are amortized on a straight-line basis over their estimated useful lives once it is ready for its intended use. Amortization of capitalized internal-use software development costs is included within cost of revenue for Networked Charging Systems and subscriptions, research and development expense, sales and marketing expense, and general and administrative expense based on the use of the software. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized. As of January 31, 2023 and 2022 capitalized costs have not been material.
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

Table of Content
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
Impairment of Long-Lived Assets
The Company evaluates long-lived assets or asset groups for impairment whenever events indicate that the carrying amount of an asset or asset group may not be recoverable based on expected future cash flows attributable to that asset or asset group. Recoverability of assets held and used is measured by comparison of the carrying amounts of an asset or an asset group to the estimated future undiscounted cash flows which the asset or asset group is expected to generate. If the carrying amount of an asset or asset group exceeds estimated undiscounted future cash flows, then an impairment charge would be recognized based on the excess of the carrying amount of the asset or asset group over its fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell. There were no impairments of long-lived assets for the years ended January 31, 2023, 2022, and 2021.
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
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and identifiable intangible assets acquired. The carrying amount of goodwill is reviewed for impairment at least annually, in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of January 31, 2023 and 2022, the Company had a single operating segment and reporting unit structure. As part of the annual goodwill impairment test performed in the fourth quarter, the Company first performs a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative impairment test will be required. If the Company has determined it necessary to perform a quantitative impairment assessment, the Company will compare the fair value of the reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, limited to the total amount of goodwill of the reporting unit. The carrying value of goodwill was $213.7 million as of January 31, 2023 and $218.5 million as of January 31, 2022, and no goodwill impairment has been recognized to date.
Intangible Assets
Intangible assets consist primarily of customer relationships and developed technology. Acquired intangible assets are initially recorded at the acquisition-date fair value and amortized on a straight line basis over their estimated useful lives ranging from six to ten years.

Table of Content
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
Redeemable Convertible Preferred Stock Warrants
As discussed in Note 12, Stock Warrants and Earnout, upon the effectiveness of the Merger, substantially all of the outstanding redeemable convertible preferred stock warrants were converted into shares of Common Stock. As such, the associated warrant liability was reclassified to additional paid-in-capital upon the Merger and was no longer an outstanding Level 3 financial instrument as of January 31, 2023 and 2022.
Prior to the Merger, the Company evaluated whether its warrants to purchase shares of redeemable convertible preferred stock were freestanding financial instruments that obligated the Company to redeem the underlying preferred stock at some point in the future and determined that each of its outstanding warrants for preferred stock were liability classified. Redeemable convertible preferred stock warrants were recorded within noncurrent liabilities on the consolidated balance sheets. The warrants were recorded at fair value upon issuance and were subject to remeasurement to fair value at each balance sheet date. Changes in fair value of the redeemable convertible preferred stock warrant liability were recorded in the consolidated statements of operations.
Common Stock Warrant Liabilities
The Company assumed 10,470,562 publicly-traded warrants (“Public Warrants”) and 6,521,568 private placement warrants issued to NGP Switchback, LLC, the sponsor of Switchback (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) upon the Merger, all of which were issued in connection with Switchback’s initial public offering and subsequent overallotment (other than 1,000,000 Private Placement Warrants which were issued in connection with the closing of the Merger) and entitle the holder to purchase one share of the Company’s Common Stock, par value $0.0001 (“Common Stock”), at an exercise price of $11.50 per share. During the fiscal year ended January 31, 2023, the remaining 10,435 Private Placement Warrants were exercised. As of January 31, 2023, no Common Stock Warrants remain outstanding.
The Company evaluated the Common Stock Warrants and concluded that they do not meet the criteria to be classified within stockholders’ equity. The agreement governing the Common Stock Warrants includes a provision (“Replacement of Securities Upon Reorganization”), the application of which could result in a different settlement value for the Common Stock Warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Private Placement Warrants are not considered to be “indexed to the Company’s own stock.” In addition, the provision provides that in the event of a tender or exchange offer accepted by holders of more than 50% of the outstanding shares of the Company’s ordinary shares, all holders of the Common Stock Warrants (both the Public Warrants and the Private Placement Warrants) would be entitled to receive cash for all of their Common Stock Warrants. Specifically, in the event of a qualifying cash tender offer (which could be outside of the Company’s control), all Common Stock Warrant holders would be entitled to cash, while only certain of the holders of the Company’s ordinary shares may be entitled to cash. These provisions preclude the Company from classifying the Common Stock Warrants in stockholders’ equity. As the Common Stock Warrants meet the definition of a derivative, the Company recorded these warrants as liabilities on the consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations and comprehensive loss at each reporting date.

Table of Content
Contingent Earnout Liability
In connection with the Reverse Recapitalization and pursuant to the Merger Agreement, eligible ChargePoint equity holders were entitled to receive as additional merger consideration shares of the Company’s Common Stock upon the Company achieving certain Earnout Triggering Events (as described in Note 12, Stock Warrants and Earnout). In accordance with ASC 815-40, the Earnout Shares were not indexed to the Common Stock and therefore were accounted for as a liability at the Reverse Recapitalization date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the consolidated statements of operations.
The estimated fair value of the contingent consideration was determined using a Monte Carlo simulation using a distribution of potential outcomes on a monthly basis over the Earnout Period (as defined in Note 12, Stock Warrants and Earnout) prioritizing the most reliable information available. The assumptions utilized in the calculation were based on the achievement of certain stock price milestones, including the current Company Common Stock price, expected volatility, risk-free rate, expected term and dividend rate.
Prior to its settlement, the contingent earnout liability was categorized as a Level 3 fair value measurement (see Fair Value of Financial Instruments accounting policy as described above) because the Company estimated projections during the Earnout Period utilizing unobservable inputs. Contingent earnout payments involve certain assumptions requiring significant judgment and actual results can differ from assumed and estimated amounts.
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
Significant judgment and estimates are necessary for the allocation of the proceeds received from an arrangement to the multiple performance obligations and the appropriate timing of revenue recognition. The Company enters into contracts with customers that regularly include promises to transfer multiple products and services, such as Networked Charging Systems, software subscriptions, extended maintenance, and professional services. For arrangements with multiple products or services, the Company evaluates whether the individual products or services qualify as distinct performance obligations. In its assessment of whether products or services are a distinct performance obligation, the Company determines whether the customer can benefit from the product or service on its own or with other readily available resources and whether the service is separately identifiable from other products or services in the contract. This evaluation requires the Company to assess the nature of each of its Networked Charging Systems, subscriptions, and other offerings and how each is provided in the context of the contract, including whether they are significantly integrated which may require judgment based on the facts and circumstances of the contract.
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

Table of Content
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
Subscriptions revenue also consists of CPaaS revenue, which combines the customer’s use of the Company’s owned and operated systems with Cloud and Assure programs into a single subscription. CPaaS subscriptions are considered for accounting purposes to contain a lease for the customer’s use of the Company’s owned and operated systems unless the location allows the Company to receive incremental economic benefit from regulatory credits earned on that owned and operated system. The leasing arrangements the Company enters into with lessees are operating leases. The Company recognizes operating lease revenue on a straight-line basis over the lease term and expenses deferred initial direct costs on the same basis. Lessor revenue relates to operating leases and historically has not been material.
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
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. The Company’s Assure, Cloud, and CPaaS subscription terms typically range from one to five years and are paid upfront. Revenue expected to be recognized from remaining performance obligations was $222.4 million as of January 31, 2023, of which 43% is expected to be recognized over the next twelve months and the remainder thereafter.
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
The following table shows the total deferred revenue for each period presented.

	January 31, 2023	January 31, 2022
	(in thousands)
Total deferred revenue	$198,610	$146,808
The following table shows the revenue recognized that was included in the deferred revenue balance at the beginning of the period.

	Year Ended January 31,
	2023	2022	2021
	(in thousands)
Total deferred revenue recognized	$77,142	$40,934	$39,400

Table of Content
Cost of Revenue
Cost of Networked Charging Systems revenue includes the material costs for parts and manufacturing costs for the hardware products, compensation, including salaries and related personnel expenses, including stock-based compensation, warranty provisions, depreciation of manufacturing related equipment and facilities, and allocated overhead costs. Costs for shipping and handling are recorded in cost of revenue as incurred.
Cost of subscriptions revenue includes hosting, network and wireless connectivity costs for subscription services, field maintenance costs for Assure to support the Company’s network of systems, depreciation of owned and operated systems used in CPaaS arrangements, allocated overhead costs, and support costs to manage the systems and helpdesk services for site hosts.
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
The Company elected the practical expedient that permits the Company to apply ASC Subtopic 340-40, “Other Assets and Deferred Costs--Contracts with Customers,” (“ASC 340”) to a portfolio containing multiple contracts, as they are similar in their characteristics, and the financial statement effects of applying ASC Subtopic 340-40 to that portfolio would not differ materially from applying it to the individual contracts within that portfolio.
Changes in the deferred contract acquisition costs during the years ended January 31, 2023 and 2022 were as follows:

(in thousands)
Balance as of January 31, 2021	$5,534
Capitalization of deferred contract acquisition costs	3,381
Amortization of deferred contract acquisition costs	(1,786)
Balance as of January 31, 2022	$7,129
Capitalization of deferred contract acquisition costs	3,374
Amortization of deferred contract acquisition costs	(2,361)
Balance as of January 31, 2023	$8,142
Deferred acquisition costs capitalized on the consolidated balance sheets were as follows:

	January 31
	2023	2022
	(in thousands)
Deferred contract acquisition costs, current	$2,598	$2,104
Deferred contract acquisition costs, noncurrent	5,544	5,025
Total deferred contract acquisition costs	$8,142	$7,129
Research and Development
Research and development expenses consist primarily of salary and related personnel expenses, including stock-based compensation, for personnel related to the development of improvements and expanded features for the Company’s products and services, as well as quality assurance, testing, product management, and allocated overhead. Research and development costs are expensed as incurred.
Stock-based Compensation
The Company measures stock-based compensation expense for all stock-based awards granted to employees and directors based on the estimated fair value of the awards on the date of grant and recognizes stock-based compensation expense over the requisite

Table of Content
service period. The Company estimates the fair value of stock options and rights granted under the employee stock purchase plan (“ESPP”) using the Black-Scholes option pricing model, and the Monte Carlo simulation model to estimate the fair value of performance restricted stock units (“PRSUs”). The fair value of restricted stock units (“RSUs”) equals the fair market value of the Company’s Common Stock on grant date.
The Company amortizes the fair value of each stock award, except for market-based PRSU, on a straight-line basis over the requisite service period of the awards. For market-based PRSU, the Company amortizes using a graded-vesting attribution approach. Stock-based compensation expense is based on the value of the portion of stock-based awards that is ultimately expected to vest. As such, the Company’s stock-based compensation is reduced for the estimated forfeitures at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Advertising
The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses for the years ended January 31, 2023, 2022, and 2021 were not material.
Warranty
The Company provides standard warranty coverage on its products, providing parts necessary to repair the systems during the warranty period. The Company accounts for the estimated warranty cost as a charge to Networked Charging Systems cost of revenue when revenue is recognized. The estimated warranty cost is based on historical and predicted product failure rates and repair expenses. Warranty expense for the years ended January 31, 2023, 2022, and 2021 was $5.4 million, $3.8 million, and $3.4 million, respectively.
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
Net Loss per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company considers all series of its redeemable convertible preferred stock to be participating securities. The Company also considers any shares issued on the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have nonforfeitable dividend rights in the event a dividend is paid on common stock. Under the two-class method, net income is attributed to common stockholders and participating securities based on their participation rights. The holders of the redeemable convertible preferred stock, as well as the holders of early exercised shares subject to repurchase, do not have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses for the years ended January 31, 2023, 2022, and 2021 were not allocated to these participating securities.

Table of Content

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
Accounting Pronouncements
Recently Adopted Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40),” which modifies and simplifies accounting for convertible instruments. The new guidance eliminates certain separation models that require separating embedded conversion features from convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. The guidance became effective for fiscal years beginning after December 15, 2021. The Company adopted the amendments effective February 1, 2022. The adoption of ASU 2020-06 did not have a material impact on the Company’s consolidated financial statements.
In November 2021, the FASB issued ASU No. 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance,” which requires entities to disclose annually its transactions with a government accounted for by applying a grant or contribution accounting model by analogy. The disclosure requirement includes information about the nature of the transactions and the related accounting policy used to account for the transactions, the line items on the consolidated balance sheets and income statement that are affected by the transactions, and the amounts applicable to each financial statement line, and significant terms and conditions of the transactions, including commitments and contingencies. The guidance became effective for annual reporting periods beginning after December 15, 2021. Early application is permitted. The Company adopted the amendments effective February 1, 2022. The adoption of ASU 2021-10 did not have a material impact on the Company’s consolidated financial statements.
3.    Fair Value Measurements
The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

	Fair Value Measured as of January 31, 2023
	Level 1	Level 2	Level 3	Total
	( in thousands)
Assets
Money market funds	$133,979	$—	$—	$133,979
U.S. Treasury securities	—	104,966	—	104,966
Total financial assets	$133,979	$104,966	$—	$238,945

	Fair Value Measured as of January 31, 2022
	Level 1	Level 2	Level 3	Total
	( in thousands)
Assets
Money market funds	$254,716	$—	$—	$254,716
Total financial assets	$254,716	$—	$—	$254,716
Liabilities
Common stock warrant liabilities (Private Placement)	$—	$—	$25	$25
Contingent earnout liability recognized upon acquisition of ViriCiti (ViriCiti Earnout)	—	—	5,993	5,993
Total financial liabilities	$—	$—	$6,018	$6,018
The money market funds were classified as cash and cash equivalents on the consolidated balance sheets and were within Level 1 of the fair value hierarchy. The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such,

Table of Content
there were no unrealized gains or losses on money market funds as of January 31, 2023 and 2022. Realized gains and losses, net of tax, were not material for any of the periods presented.
Short-term investments, consisting of U.S. Treasury securities, were classified as available-for-sale on the purchase date and recorded at fair value on the consolidated balance sheets (see Note 4, Short-Term Investments, for more details).
As of January 31, 2023 and 2022, the Company had no investments with a contractual maturity of greater than one year.
The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments:

	Redeemable convertible preferred stock warrant liability	Private placement warrant liability	Earnout liability	ViriCiti Earnout liability
	(in thousands)
Fair value as of January 31, 2020	$(2,718)	$—	$—	$—
Change in fair value included in other income (expense), net	(73,125)	—	—	—
Fair value as of January 31, 2021	$(75,843)	$—	$—	$—
Private placement warrant liability acquired as part of the Merger	—	(127,888)	—	—
Contingent earnout liability recognized upon the closing of the reverse recapitalization	—	—	(828,180)	—
Contingent earnout liability recognized upon the acquisition of ViriCiti (“ViriCiti Earnout”)	—	—	—	(3,856)
Change in fair value	9,237	63,746	84,420	(2,137)
Reclassification of warrants to stockholders’ equity (deficit) due to exercise	—	64,117	—	—
Reclassification of Legacy ChargePoint preferred stock warrant liability upon the reverse capitalization	66,606	—	—	—
Issuance of earnout shares upon triggering events	—	—	501,120	—
Reclassification of remaining contingent earnout liability upon triggering event	—	—	242,640	—
Fair value as of January 31, 2022	$—	$(25)	$—	$(5,993)
Change in fair value included in other income (expense), net	—	(23)	—	—
Effect of foreign currency translation	—	—	—	191
Reclassification of warrants to stockholder’s equity (deficit) due to exercise	—	48	—	—
Contingent earnout liability increase upon satisfaction of earnings goal of ViriCiti (ViriCiti Earnout)	—	—	—	(1,283)
Transfer out of Level 3 upon achievement of earnings target for the earnout period	—	—	—	7,085
Fair Value as of January 31, 2023	$—	$—	$—	$—
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
ViriCiti Earnout Liability
On August 11, 2021, the Company acquired all of the outstanding shares of ViriCiti Group B.V. (“ViriCiti”). The purchase price consideration included an earnout consideration contingent on meeting certain revenue targets through January 21, 2023. The fair value

Table of Content
of the ViriCiti Earnout liability was previously based on significant unobservable inputs, which represented Level 3 measurements within the fair value hierarchy. See Note 5, Reverse Capitalization and Business Combinations, for information on the valuation of the ViriCiti Earnout liability.
On January 31, 2023, the ViriCiti Earnout liability of $7.1 million, for the earnout period is based on the actual achievement of the revenue target and was subsequently paid in full on March 6, 2023 (see Note 18, Subsequent Events). Thus, the liability is no longer subject to fair value measurement and was accordingly transferred out of Level 3 fair value hierarchy, and is included in the “Accrued and other current liabilities” on the Company’s consolidated balance sheets.
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
4.    Short-Term Investments
Short-term investments consisted of the following:

	January 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury Securities	$105,415	$—	$(449)	$104,966

The amortized cost and fair value amounts include accrued interest receivable of $0.5 million as of January 31, 2023. There were no short-term investments as of January 31, 2022 and 2021.
The U.S. treasury securities are marketable debt securities stated on the consolidated balance sheets at fair value based upon inputs other than quoted prices in active markets (Level 2 inputs). The Company recorded $0.4 million unrealized losses as a component of other comprehensive loss for the year ended January 31, 2023. The Company did not recognize any gains or losses for the year ended January 31, 2023.
As of January 31, 2023, all of the available-for-sale debt securities were in a continuous unrealized loss position for less than twelve months. During the year ended January 31, 2023, the Company did not recognize credit-related impairment losses and had no ending allowance for credit losses. The decline in fair value below amortized cost basis was not considered other than temporary as it is more likely than not the Company will hold the debt securities until maturity or a recovery of the cost basis.
As of January 31, 2023, all of the marketable debt securities have contractual maturities of less than one year.
5.    Reverse Capitalization and Business Combinations
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

Table of Content
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

Table of Content
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
Acquisition of ViriCiti
On August 11, 2021, the Company acquired all of the outstanding shares of ViriCiti for $79.4 million in cash, as well as $7.1 million of additional earnout consideration contingent on meeting certain revenue targets as of January 31, 2023 (“ViriCiti Earnout”), which was paid in full on March 6, 2023 (see Note 18, Subsequent Events). ViriCiti is a Netherlands-based provider of electrification solutions for eBus and commercial fleets with offices in the Netherlands and the United States. The acquisition is expected to enhance ChargePoint’s fleet solutions portfolio of hardware, software and services by integrating information sources to optimize electric fleet operations.
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
There were no measurement period adjustments for the year ended January 31, 2023.
Acquisition of has•to•be gmbh
On October 6, 2021, the Company acquired all of the outstanding shares of has•to•be gmbh (“HTB”) for approximately $235.0 million, consisting of $132.9 million in cash and $102.1 million in the form of 5,695,176 shares of ChargePoint Common Stock valued at $17.92 per share on the acquisition date. Of the cash component, $2.8 million was paid on February 3, 2022 as part of a working capital adjustment and 885,692 shares, valued at $15.9 million, are held in escrow to cover indemnity claims the Company may make within eighteen months from the closing date. HTB is an Austria-based e-mobility provider with a European charging software platform. The acquisition is intended to expand the Company’s market share in Europe.
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
There were no measurement period adjustments for the year ended January 31, 2023.

Table of Content
6.    Goodwill and Intangible Assets
Goodwill
The following table summarizes the changes in carrying amounts of goodwill:

(in thousands)
Balance as of January 31, 2021	$1,215
Goodwill acquired with ViriCiti acquisition	62,839
Goodwill acquired with HTB acquisition	158,997
Foreign exchange fluctuations	(4,567)
Balance as of January 31, 2022	$218,484
Foreign exchange fluctuations	(4,768)
Balance as of January 31, 2023	$213,716
There was no impairment recognized for the years ended January 31, 2023, 2022, and 2021.
Intangible Assets
The following table presents the details of intangible assets:

	January 31, 2023
	Cost (1)	Accumulated Amortization (1)	Net (1)	Useful Life
	(amounts in thousands, useful lives in years)
Customer relationships	$90,738	$(12,223)	$78,515	10
Developed technology	18,355	(4,197)	14,158	6
	$109,093	$(16,420)	$92,673
_______________
(1) Values are translated into U.S. Dollars at period-end foreign exchange rates.

	January 31, 2022
	Cost (1)	Accumulated Amortization (1)	Net (1)	Useful Life
	(amounts in thousands, useful lives in years)
Customer relationships	$93,065	$(3,223)	$89,842	10
Developed technology	18,731	(1,364)	17,367	6
	$111,796	$(4,587)	$107,209
_______________
(1) Values are translated into U.S. Dollars at period-end foreign exchange rates.
Amortization expense for customer relationships and developed technology is shown as sales and marketing and cost of revenue, respectively, in the consolidated statements of operations. The acquired intangible assets and goodwill are subject to impairment review at least annually on December 31st. Based on the annual impairment analysis completed during the years ended January 31, 2023 and 2022, the Company determined that there was no impairment of intangible assets.
Acquisition-related intangible assets included in the above table are finite-lived and are carried at cost less accumulated amortization. Intangible assets are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized.
The following table presents the amortization expense related to intangible assets:

	Year ended January 31,
	2023	2022	2021
	(in thousands)
Amortization Expense	$11,646	$4,617	$—
The following table presents the estimated aggregate amortization expense related to intangible assets:

Table of Content

Years Ending January 31,	(in thousands)
2024	$12,133
2025	12,133
2026	12,133
2027	12,133
2028	10,995
Thereafter	33,146
Total amortization expense	$92,673
The expected amortization expense is an estimate. Actual amounts of amortization may differ from estimated amounts due to additional intangible assets acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, future changes to expected useful lives of intangible assets, and other events.
7.    Balance Sheet Components
Inventories
Inventories consisted of the following:

	January 31,
	2023	2022
	(in thousands)
Raw materials	$11,509	$9,712
Finished goods	57,221	26,167
Total Inventories	$68,730	$35,879
Prepaid expense and other current assets
Prepaid expense and other current assets consisted of the following:

	January 31,
	2023	2022
	(in thousands)
Prepaid expense	$48,464	$16,951
Other current assets	22,556	19,652
Total Prepaid Expense and Other Current Assets	$71,020	$36,603
Property and Equipment, net
Property and equipment, net consisted of the following:

	January 31,
	2023	2022
	(in thousands)
Furniture and fixtures	$1,244	$903
Computers and software	7,164	6,147
Machinery and equipment	25,144	16,193
Tooling	13,782	10,572
Leasehold improvements	9,357	10,549
Owned and operated systems	24,119	22,546
Construction in progress	2,790	2,720
	83,600	69,630
Less: Accumulated depreciation	(43,554)	(35,037)
Total Property and Equipment, Net	$40,046	$34,593
The following table presents the depreciation expense related to fixed assets:

Table of Content

	Year ended January 31,
	2023	2022	2021
	(in thousands)
Depreciation Expense	$13,404	$11,840	$10,083
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	January 31,
	2023	2022
	(in thousands)
Accrued expenses	$46,105	$31,865
Refundable customer deposits	14,551	9,409
Payroll and related expenses	21,495	16,131
Taxes payable	14,232	8,955
Other current liabilities(1)	37,100	17,968
Total Accrued and Other Current Liabilities	$133,483	$84,328
_______________
(1) Beginning July 31, 2022, ViriCiti Earnout liability was reclassified from long-term liabilities to current liabilities as the Company expected the liability to be payable within twelve months of July 31, 2022. The ViriCiti Earnout liability was subsequently paid in full on March 6, 2023 (see Note 18, Subsequent Events).
8.    Leases
The Company leases its office facilities under non-cancellable operating leases with various lease terms. The Company also leases certain office equipment under operating lease agreements. As of January 31, 2023, non-cancellable leases expire on various dates between fiscal years 2024 and 2030.
Generally, the Company's non-cancellable leases include renewal options to extend the lease term from one to five years. The Company has not included any renewal options in its lease terms as these options are not reasonably certain of being exercised. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of January 31, 2023 and 2022, lease balances were as follows:

	January 31,
	2023	2022
	(in thousands)
Operating leases
Operating lease right-of-use assets	$22,242	$25,535
Operating lease liabilities, current	3,753	3,876
Operating lease liabilities, noncurrent	21,841	25,370
Total operating lease liabilities	$25,594	$29,246
The Company recognizes operating lease costs on a straight-line basis over the lease period. Lease expense for the years ended January 31, 2023, 2022, and 2021 was $6.6 million, $6.1 million, and $5.1 million, respectively. Operating lease costs for short-term leases and variable lease costs were not material during the years ended January 31, 2023, 2022 and 2021.

Table of Content
Future payments of operating lease liabilities under the Company’s non-cancellable operating leases as of January 31, 2023 were as follows:

(in thousands)
Years Ending January 31,
2024	$6,657
2025	6,186
2026	4,983
2027	4,682
2028	4,087
Thereafter	6,233
Total undiscounted operating lease payments	$32,828
Less: imputed interest	(7,234)
Total operating lease liabilities	$25,594
Other supplemental information as of January 31, 2023 and 2022 was as follows:

	January 31,
	2023	2022
Lease Term and Discount Rate
Weighted-average remaining operating lease term (years)	5.7	6.5
Weighted-average operating lease discount rate	7.3%	7.3%
Other supplemental cash flow information for the years ended January 31, 2023, 2022 and 2021 was as follows:

	Year ended January 31,
	2023	2022	2021
	(in thousands)
Supplemental Cash Flow Information
Cash paid for amounts in the measurement of operating lease liabilities	$6,927	$5,164	$4,226
As of January 31, 2023, the Company has no additional operating leases that have not yet commenced and as such, have not yet been recognized on the Company’s consolidated balance sheets.
9.    Debt
2018 Loan
In July 2018, the Company entered into a term loan facility with certain lenders (the “2018 Loan”) with a borrowing capacity of $45.0 million to finance working capital and repay all outstanding amounts owed under previous loans. The Company borrowed $35.0 million, with issuance costs of $1.1 million and net proceeds of $33.9 million. The 2018 Loan was secured by substantially all of the Company’s assets, contained customary affirmative and negative covenants, and required the Company to maintain minimum cash balances and attain certain customer billing targets. The 2018 Loan had a five-year maturity and interest was calculated at LIBOR plus 6.55%. Transaction costs were recorded as debt discount and amortized over the term of the loan. The 2018 Loan agreement was amended on March 20, 2019 to extend the interest only monthly payments through June 30, 2021 to be followed by equal monthly payments of principal and interest.
In March 2021, the Company repaid the entire loan balance of $35.0 million plus accrued interest and prepayment fees of $1.2 million. There was no interest expense incurred during the year ended January 31, 2023. Total interest expense incurred was $1.5 million and $3.3 million for the years ended January 31, 2022 and 2021, respectively.
2027 Convertible Notes
The following table presents the Company’s convertible debt outstanding:

	January 31, 2023
	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount	Estimated Fair Value
	(in thousands)
2027 Convertible Notes	$300,000	$(5,064)	$294,936	$233,000

Table of Content
The following table presents the Company’s interest expense related to convertible debt:

Year ended January 31,
2023
(in thousands)
Contractual interest expense	$8,429
Amortization of debt discount and issuance costs	965
Total interest expense	$9,394

In April 2022, the Company completed a private placement of $300 million aggregate principal amount of unsecured Convertible Senior PIK Toggle Notes (the “2027 Convertible Notes”), which will mature on April 1, 2027. The 2027 Convertible Notes were sold in a private placement in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(a)(2) of the Securities Act.
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
The 2027 Convertible Notes bear interest at 3.50% per annum, to the extent paid in cash (“Cash Interest”) or 5.00% per annum, to the extent paid in kind through the issuance of additional 2027 Convertible Notes (“PIK Interest”). Interest is payable semi-annually in arrears on April 1st and October 1st of each year, beginning on October 1, 2022. The Company can elect to make any interest payment through Cash Interest, PIK Interest or any combination thereof.
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
Prior to the close of business on the business day immediately preceding January 1, 2027, the 2027 Convertible Notes will be convertible at the option of the holders only upon the occurrence of specified events and during certain periods, and will be convertible on or after January 1, 2027, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2027 Convertible Notes.
Holders of the 2027 Convertible Notes may convert all or a portion of their 2027 Convertible Notes prior to the close of business on January 1, 2027, only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ended on September 30, 2022, if the Company’s closing Common Stock price for at least 20 trading days out of the most recent 30 consecutive trading days of the preceding calendar quarter is greater than or equal to 130% of the current conversion price of the 2027 Convertible Notes on each applicable trading day;
•during the five business day period after any ten consecutive trading days in which the trading price per $1,000 principal amount of 2027 Convertible Notes for each trading day of such ten consecutive trading day period is less than 98% of the product of the Company’s closing Common Stock price and the conversion rate of the 2027 Convertible Notes on each such trading day;
•if the Company calls the 2027 Convertible Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change or a transaction resulting in the Company’s Common Stock converting into other securities or property or assets.
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

Table of Content
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
As of January 31, 2023, the effective interest rate on the 2027 Convertible Notes was 3.93%. Amortization of debt discount and issuance costs is reported as a component of interest expenses and is computed using the straight-line method over the term of the 2027 Convertible Notes, which approximates the effective interest method.
The estimated fair value of the 2027 Convertible Notes, as of January 31, 2023 using Level 2 fair value inputs, was $233.0 million.
10.    Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services related to, but not limited to, manufacturing, facilities, and professional services under non-cancellable contracts. They were not recorded as liabilities on the consolidated balance sheets as of January 31, 2023 and 2022 as the Company had not yet received the related goods or services.
Legal Proceedings
The Company may be involved from time to time in various lawsuits, claims, and proceedings, including intellectual property, commercial, securities, and employment matters that arise in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of the consolidated financial statements indicates it is probable a loss has been incurred as of the date of the consolidated financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal costs are expensed as incurred.
The Company believes it has recorded adequate provisions for any such lawsuits, claims, and proceedings and, as of January 31, 2023, the Company believes it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in the consolidated financial statements. Based on its experience, the Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted with certainty. While litigation is inherently unpredictable, the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the consolidated financial statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved; and such changes are recorded in the accompanying consolidated statements of operations during the period of the change and reflected in accrued and other current liabilities on the accompanying consolidated balance sheets.
Guarantees and Indemnifications
The Company has service level commitments to certain of its customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits in the event that the Company fails to meet those levels. To date, the Company has not incurred any material costs as a result of such commitments.
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

Table of Content
Letters of Credit
The Company had $30.4 million and $0.4 million of secured letters of credit outstanding as of January 31, 2023 and 2022, respectively. These primarily relate to support of contract manufacturer and customer agreements, and are fully collateralized by cash deposits which the Company recorded in restricted cash on its consolidated balance sheets based on the term of the remaining restriction.
11.    Common Stock
As of each of January 31, 2023 and 2022, the Company was authorized to issue 1,000,000,000 shares of Common Stock, with a par value of $0.0001 per share. There were 348,330,481 and 334,760,615 shares issued and outstanding as of January 31, 2023 and 2022, respectively.
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
At-the-Market Offering
On July 1, 2022, ChargePoint filed a registration statement on Form S-3 (File No. 333-265986) with the SEC (that was declared effective by the SEC on July 12, 2022), which permits the Company to offer up to $1.0 billion of Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time (the “Shelf Registration Statement”). As part of the Shelf Registration Statement, ChargePoint filed a prospectus supplement registering for sale from time to time up to $500.0 million of Common Stock pursuant to a sales agreement (the “ATM Facility”).
During the fiscal year ended January 31, 2023, the Company sold a total of 4,657,806 shares of its Common Stock pursuant to the ATM Facility at the prevailing market prices for total proceeds of $49.5 million, net of $0.5 million of issuance costs.
12.    Stock Warrants and Earnout
Redeemable Convertible Preferred Stock Warrants
Warrants to purchase shares of redeemable convertible preferred stock were initially recognized as a liability recorded at fair value upon issuance and were subject to remeasurement to fair value at each balance sheet date. As part of the Merger, Legacy ChargePoint redeemable convertible preferred stock was converted into Legacy ChargePoint common stock pursuant to the conversion rate effective immediately prior to the Merger while all related Legacy ChargePoint preferred stock warrants were converted into warrants exercisable for shares of Common Stock with terms consistent with the Legacy ChargePoint preferred stock warrants except for the number of shares exercisable therefor and the exercise price, each of which was adjusted using the Exchange Ratio (see Note 5, Reverse Capitalization and Business Combinations, for more details). At that time, the redeemable convertible preferred stock warrant liability was remeasured and reclassified to additional paid-in capital.
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

Table of Content
Common Stock Warrants
Legacy ChargePoint had outstanding warrants to purchase shares of Legacy ChargePoint common stock (collectively, “Legacy Warrants”), which now represent warrants to purchase Common Stock. Immediately following the Merger, there were 38,761,031 Legacy Warrants outstanding which are classified as equity.
During the fiscal year ended January 31, 2023 and 2022, 1,039,153 and 3,222,442 Legacy Warrants were exercised resulting in the issuance of 1,037,808 and 2,906,689 shares of Common Stock. During the fiscal year ended January 31, 2023 and 2022, proceeds received from the exercise of Legacy Warrants were $6.9 million and $1.2 million, respectively.
As of January 31, 2023, there were 34,499,436 Legacy Warrants outstanding which are classified as equity.

	January 31, 2023
	Outstanding Warrants		Expiration Date
	Number of Warrants	Exercise Price
Common Stock	20,922,215	$6.03	7/31/2030 – 8/4/2030
Common Stock	13,577,221	$9.04	11/16/2028 – 2/13/2029
Total outstanding common stock warrants	34,499,436

	January 31, 2022
	Outstanding Warrants		Expiration Date
	Number of Warrants	Exercise Price
Common Stock	21,727,177	$1.25 - $6.03	3/4/2022 - 8/6/2030
Common Stock	13,811,412	$9.04	11/16/2028 – 2/14/2029
Total outstanding common stock warrants	35,538,589
Private Placement Warrants
The Private Placement Warrants were initially recognized as a liability on February 26, 2021, at a fair value of $127.9 million and the Private Placement Warrant liability was remeasured to fair value as of any respective exercise dates. The Company recorded an immaterial loss and a gain of $63.7 million for the fiscal years ended January 31, 2023 and 2022, respectively, classified within change in fair value of warrant liabilities in the consolidated statements of operations.
The Private Placement Warrants were valued using the assumptions under the BLM that assumes optimal exercise of the Company’s redemption option at the earliest possible date. On February 21, 2022, the Company redeemed the remaining Private Placement Warrants for 0.355 shares of Common Stock per warrant. As of January 31, 2023, there were zero Private Placement Warrants outstanding.

	January 31, 2022	February 26, 2021 (Merger Date)
Market price of public stock	$13.85	$30.83
Exercise price	$11.50	$11.50
Expected term (years)	4.1	5.0
Volatility	70.5%	73.5%
Risk-free interest rate	1.0%	0.8%
Dividend rate	0.0%	0.0%
Public Warrants
The Public Warrants were initially recognized as a liability on February 26, 2021 at a fair value of $153.7 million and the public warrant liability was remeasured to fair value based upon the market price as warrants were exercised. On June 4, 2021 the Company issued a redemption notice pursuant to which all but 244,481 Public Warrants were exercised by the Public Warrant holders. At the conclusion of the redemption notice period on July 6, 2021, the Company redeemed the remaining 244,481 Public Warrants outstanding for $0.01 per warrant. As of January 31, 2023, no Public Warrants remained outstanding.
The Company recognized no gain or loss for the fiscal year ended January 31, 2023, and a loss of $15.9 million for the fiscal year ended January 31, 2022, classified within change in fair value of warrant liabilities in the consolidated statements of operations.
During the fiscal years ended January 31, 2023 and 2022, proceeds received from the exercise of Public Warrants were zero and $117.6 million, respectively.

Table of Content
Warrant Activity
Activity of warrants is set forth below:

	Legacy Warrants	Private Placement Warrants	Total Common Stock Warrants
Outstanding as of January 31, 2022	35,538,589	10,435	35,549,024
Warrants Exercised	(1,039,153)	(10,435)	(1,049,588)
Outstanding as of January 31, 2023	34,499,436	—	34,499,436
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
No further Earnout Shares remained contingently issuable as of January 31, 2023 and 2022.

Table of Content
13.    Equity Plans and Stock-Based Compensation
The following sets forth the total stock-based compensation expense for employee equity plans included in the Company’s consolidated statements of operations:

	Year Ended January 31,
	2023	2022	2021
	(in thousands)
Cost of revenue	$4,351	$3,782	$115
Research and development	37,967	25,461	1,807
Sales and marketing	17,393	9,154	1,501
General and administrative	33,639	28,934	1,524
Total stock-based compensation expense	$93,350	$67,331	$4,947
As of January 31, 2023, the Company had unrecognized stock-based compensation expense related to stock options, RSUs, PRSUs, and ESPP of $191.6 million, which is expected to be recognized over a weighted-average period of 2.8 years.
2021 Employee Stock Purchase Plan
On February 25, 2021, the stockholders of the Company approved the 2021 Employee Stock Purchase Plan (“2021 ESPP”). The 2021 ESPP permits participants to purchase shares of the Company’s Common Stock, up to the IRS allowable limit, through contributions (in the form of payroll deductions or otherwise to the extent permitted by the administrator) of up to 15% of their eligible compensation. The 2021 ESPP provides for consecutive, overlapping 24-month offering periods, subject to certain rollover and reset mechanisms as defined in the ESPP. Participants are permitted to purchase shares of the Company’s Common Stock at the end of each 6-month purchase period at 85% of the lower of the fair market value of the Company’s Common Stock on the first trading day of an offering period or on the last trading date of each purchase period. A participant may purchase a maximum of 10,000 shares of the Company’s Common Stock during a purchase period. Participants may end their participation at any time during an offering and will be refunded any accrued contributions that have not yet been used to purchase shares. Participation ends automatically upon termination of employment with the Company. The initial offering period is from October 1, 2021 through September 9, 2023. Thereafter, offering periods will begin on March 10 and September 10.
Further, on the first day of each March during the term of the 2021 ESPP, commencing on March 1, 2021 and ending on (and including) March 1, 2040, the aggregate number of shares of Common Stock that may be issued under the 2021 ESPP shall automatically increase by a number equal to the lesser of (i) one percent (1%) of the total number of shares of Common Stock issued and outstanding on the last day of the preceding month, (ii) 5,400,000 shares of Common Stock (subject to standard anti-dilution adjustments), or (iii) a number of shares of Common Stock determined by the Company’s Board of Directors. As of January 31, 2023, 10,919,906 shares of Common Stock were available under the 2021 ESPP.
During the year ended January 31, 2023, the Company's employees purchased 607,384 shares of its Common Stock under the 2021 ESPP. The shares were purchased at a weighted-average purchase price of $14.73 per share, with proceeds of $8.9 million.
2021 Equity Incentive Plan
On February 25, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (“2021 EIP”). Under the 2021 EIP, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), and certain other awards which are settled in the form of shares of Common Stock issued under this 2021 EIP. On the first day of each March, beginning on March 1, 2021 and continuing through March 1, 2030, the 2021 EIP reserve will automatically increase by a number equal to the lesser of (a) 5% of the total number of shares of Common Stock actually issued and outstanding on the last day of the preceding month and (b) a number of shares of Common Stock determined by the Company’s Board of Directors. As of January 31, 2023, 39,406,473 shares of Common Stock were available under the 2021 EIP.
There were no options granted for the year ended January 31, 2023.

Table of Content
Restricted Stock Units
The 2021 EIP provides for the issuance of RSUs to employees and directors. A summary of activity of RSUs under the 2021 EIP at January 31, 2023 and changes during the periods then ended is presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 31, 2022	4,033,418	$26.27
RSU granted	13,044,848	$12.72
RSU vested	(3,066,215)	$19.06
RSU forfeited	(1,076,638)	$17.69
Outstanding as of January 31, 2023	12,935,413	$15.02
The total grant date fair value of RSUs vested during the year ended January 31, 2023 was $58.4 million.
Performance Restricted Stock Units
On June 1, 2022, pursuant to the 2021 EIP, the Company granted PRSUs to certain officers, including the Company’s Chief Executive Officer. Subsequently, on September 1, 2022, the Company granted additional PRSUs to one of its newly-hired officers. Vesting of the PRSUs is dependent upon the satisfaction of both market- and service-based conditions. The market-based condition is achieved if the closing price of the Company’s Common Stock is greater than or equal to the applicable stock price appreciation target for at least 20 consecutive trading days at any time during the period beginning the date of the grant and ending on the expiration date. There are three stock appreciation targets applicable to each PRSU award, the achievement of which will cause the market-based condition to be satisfied with respect to the following percentage of each award (each of which is called a tranche): $17 per share/25% of the total PRSUs, $22 per share/35% of the total PRSUs and $30 per share/40% of the total PRSUs.
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
A summary of activity of PRSUs under the 2021 EIP at January 31, 2023 and changes during the periods then ended is presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 31, 2022	—	$—
PRSU granted	2,266,754	$10.81
PRSU forfeited	(119,388)	$10.47
Outstanding as of January 31, 2023	2,147,366	$10.83
2017 Plan and 2007 Plan
In fiscal year 2022, the Company terminated its 2017 Stock Option Plan (the “2017 Plan”) and 2007 Stock Option Plan (the “2007 Plan”). No further awards will be granted under the 2017 and 2007 Plans. As of January 31, 2023, 15,746,369 shares and 1,854,155 shares of Common Stock remain reserved for outstanding awards issued under the 2017 and 2007 Plans, respectively. Stock-based awards forfeited, cancelled or repurchased from the above plans generally are returned to the pool of shares of Common Stock available for issuance under the 2021 EIP Plan.

Table of Content
Stock Options Activity
A summary of option activity under the 2017 and 2007 Plans at January 31, 2022 and changes during the periods then ended is presented in the following table:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2022	22,200,869	$0.68	6.6	$292,362
Granted	—	$—
Exercised	(4,201,592)	$0.60
Cancelled	(398,753)	$0.76
Outstanding as of January 31, 2023	17,600,524	$0.70	5.6	$201,352
Options vested and expected to vest as of January 31, 2023	17,578,098	$0.70	5.6	$201,097
Exercisable as of January 31, 2023	14,356,582	$0.69	5.2	$164,436
The options outstanding as of January 31, 2023, include the June 2020 grant of a stock option under the 2017 Plan to the Company’s Chief Executive Officer to purchase a total of 1,500,000 shares of Common Stock (“CEO Award”) originally subject to both service and performance-based vesting conditions. No stock-based compensation expense had been recorded prior to the Merger as the CEO Awards were improbable of vesting before and after two modifications in each of September 2020 and December 2020, because the performance-based vesting condition was contingent upon the closing of the Merger. Accordingly, the Company commenced recognition of stock-based compensation expense for the CEO Award following the Merger in February 2021 when the only remaining vesting condition was service-based. As of January 31, 2023 and 2022, the total unrecognized compensation expense related to the unvested portion of the CEO Award was $14.1 million and $28.4 million, respectively, which is expected to be recognized over a period of 1.0 years.
The Company did not grant any options during the years ended January 31, 2023 and 2022. The weighted-average grant date fair value of options granted during the year ended January 31, 2021 was $0.94 per share. The total fair value of options vested during the years ended January 31, 2023, 2022, and 2021 was $2.0 million, $3.4 million, and $5.4 million, respectively.
Determination of Fair Value
The Company records stock-based compensation based on the grant date fair value of the equity instruments issued to employees and uses different appropriate methods to establish the fair value depending on the features of the awards. The grant date fair value of RSUs equals the fair market value of the Company’s Common Stock on the grant date. The Company utilizes the Black-Scholes option-pricing model to establish the fair value of stock options and ESPP, and the Monte Carlo simulation model to establish the fair value of PRSUs containing a market condition.
The weighted-average assumptions in the Black-Scholes option-pricing models used to determine the fair value of ESPP rights granted during the year ended January 31, 2023 were as follows:

	Year Ended January 31,
	2023	2022
Expected volatility	64.9% - 72.2%	61.8% - 73.5%
Risk-free interest rate	0.8% - 3.6%	0.1% - 0.3%
Dividend rate	0.0%	0.0%
Expected term (in years)	0.5 - 2.0	0.4 - 1.9
•Expected volatility: The expected volatility was determined by using a blended volatility approach of peer volatility and implied volatility. Peer volatility was calculated as the average of historical volatilities of selected industry peers deemed to be comparable to ChargePoint’s business corresponding to the expected term of the awards.
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

Table of Content
The weighted-average assumptions in the Monte Carlo valuation model used to determine the fair value of PRSUs granted during the year ended January 31, 2023 were as follows:

Year Ended January 31, 2023
Expected volatility	72.1% - 74.0%
Risk-free interest rate	2.8% - 3.3%
Dividend rate	0.0%
Expected term (in years)	0.3 - 4.8
•Expected volatility: The expected volatility was determined using a blended volatility approach of historical volatility and implied volatility.
•Risk-free interest rate: The risk-free interest rate is based on the U.S. Treasury Constant Maturities yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the options.
•Expected dividend yield: The expected dividend rate is zero as the Company currently has no history or expectation of declaring dividends on its Common Stock.
•Expected term: The expected term input for the award with a market condition is based upon the derived service period (“DSP”). The DSP represents the duration of the median of the distribution of stock-price paths on which the market condition is satisfied.
14.    Income Taxes
The components of net loss before income taxes were as follows:

	Year Ended January 31,
	2023	2022	2021
	(in thousands)
Domestic	$(342,999)	$(131,916)	$(197,908)
Foreign	(4,276)	(3,255)	1,082
Net loss before income taxes	$(347,275)	$(135,171)	$(196,826)
The components of the provision for (benefit from) income taxes were as follows:

	Year Ended January 31,
	2023	2022	2021
	(in thousands)
Current
Federal	$—	$—	$—
State	44	17	47
Foreign	1,345	359	151
Total current	$1,389	$376	$198
Deferred
Federal	$1	$(1,242)	$—
State	—	(423)	—
Foreign	(3,557)	(1,641)	—
Total deferred	(3,556)	(3,306)	—
Total provision for income taxes	$(2,167)	$(2,930)	$198

Table of Content
A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate was as follows:

	Year Ended January 31,
	2023	2022	2021
Tax at federal statutory rate	21.0%	21.0%	21.0%
State tax rate, net	—%	—%	—%
Warrant and earnout revaluation	—%	20.9%	(7.8%)
Stock-based compensation	—%	8.0%	(0.2%)
Intangible assets amortization	—%	1.3%	—%
Change in valuation allowance	(18.9%)	(45.5%)	(13.6%)
Transaction cost	—%	(1.2%)	—%
Research and development tax credits	0.8%	2.8%	1.1%
Section 162(m) executive compensation limitation	(1.2)%	(5.3)%	—%
Other	(1.1)%	0.2%	(0.6)%
Effective tax rate	0.6%	2.2%	(0.1)%
The significant components of the Company’s deferred tax assets and liabilities as of January 31, 2023 and 2022 were as follows:

	Year Ended January 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Net operating losses	$216,642	$199,299
Research & development credits	34,406	25,725
Deferred revenue	18,124	10,691
Accruals and reserves	16,742	10,882
Stock-based compensation	11,706	2,445
Operating lease liabilities	6,589	7,490
Capitalized research & development expense	39,761	—
Total deferred tax assets	343,970	256,532
Less: valuation allowance	(328,786)	(240,584)
Deferred tax liabilities:
Depreciation and amortization	(390)	(177)
Operating lease right-of-use assets	(5,723)	(6,550)
Acquired intangible assets	(22,058)	(26,918)
Total deferred tax liabilities	(28,171)	(33,645)
Net deferred tax assets (liabilities)	$(12,987)	$(17,697)
Beginning January 1, 2022, the Tax Cuts and Jobs Act, or the Tax Act, eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. As a result of this provision of the Tax Act, deferred tax assets related to capitalized research expenses increased by $39.8 million.
The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the Company’s historical operating losses in the United States (“US”), the Company believes that it is more likely than not that the US deferred taxes will not be realized; accordingly, the Company has recorded a full valuation allowance on its net US deferred tax assets as of January 31, 2023 and 2022. The valuation allowance increased by $88.2 million, $89.6 million, and $16.7 million during the years ended January 31, 2023, 2022, and 2021, respectively, primarily driven by losses, capitalized research and development expenses, and tax credits generated in the United States.
As of January 31, 2023, the Company had federal and California state net operating loss (“NOL”) carryforwards of $793.1 million and $371.1 million, respectively, of which $604.3 million of the federal NOL carryforwards can be carried forward indefinitely. The federal and California state net operating loss carryforwards begin to expire in 2028 and 2029, respectively. In addition, the Company had NOLs for other states of $313.8 million, which expire beginning in the year 2023.

Table of Content
As of January 31, 2023, the Company had federal and California state research credit carryforwards of $33.1 million and $30.7 million, respectively. The federal credit carryforwards will begin to expire in 2038. The California research credit carryforwards can be carried forward indefinitely.
Under Internal Revenue Code Section 382 (“Section 382”), the Company’s ability to utilize NOL carryforwards or other tax attributes such as research tax credits, in any taxable year may be limited if the Company experiences, or has experienced, an “ownership change.” A Section 382 ownership change generally occurs if one or more stockholders or groups of stockholders, who own at least 5% of the Company’s stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. The Company completed its Section 382 analysis and determined it had experienced ownership changes in some periods through January 31, 2021. As a result of the ownership changes, approximately $17.1 million of Federal NOLs, $17.9 million of California NOLs, and $4.7 million of federal tax credits are expected to expire unutilized for income tax purposes. Subsequent ownership changes may affect the limitation in future years.
The following table summarizes the activity related to unrecognized tax benefits as follows:

	Year Ended January 31,
	2023	2022	2021
	(in thousands)
Unrecognized tax benefits - beginning	$19,238	$9,402	$10,153
Gross changes - prior period tax position	109	2,039	(3,620)
Gross changes - current period tax position	6,415	7,797	2,869
Unrecognized tax benefits — ending	$25,762	$19,238	$9,402
As of January 31, 2023, the Company had unrecognized tax benefits of $25.8 million, which would not impact the effective tax rate, if recognized, due to the valuation allowance. The unrecognized tax benefits are related to activities which the Company believes qualify for research and development tax credits. The Company does not expect its unrecognized tax benefits will significantly change over the next twelve months. The Company recognizes interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. To date, there have been no interest or penalties charged in relation to unrecognized tax benefits.
The Company is subject to income taxes in United States federal and various state, local, and foreign jurisdictions. The fiscal years from 2008 to 2023 remain open to examination due to the carryover of unused net operating losses or tax credits.
The Company intends to indefinitely reinvest the undistributed earnings of its foreign subsidiaries in those operations. Therefore, the Company has not accrued any provision for taxes associated with the repatriation of undistributed earnings from its foreign subsidiaries as of January 31, 2023. The amount of unrecognized deferred tax liability on these undistributed earnings was not material as of January 31, 2023.
15.     Geographic Information
Revenue by geographic area based on the shipping address of the customers was as follows:

	Year Ended January 31,
	2023	2022	2021
	(in thousands)
United States	$373,736	$205,186	$131,571
Rest of World	94,358	35,820	14,919
Total revenue	$468,094	$241,006	$146,490
Long-lived assets by geographic area were as follows:

	January 31,
	2023	2022
	(in thousands)
United States	$71,032	$72,026
Netherlands	76,747	87,731
Rest of World	7,182	7,580
Total long-lived assets	$154,961	$167,337

Table of Content
16.    Basic and Diluted Net Loss per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the years ended January 31, 2023, 2022, and 2021:

	Year Ended January 31,
	2023	2022	2021
	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$(345,108)	$(132,241)	$(197,024)
Adjust: Accretion of beneficial conversion feature of redeemable convertible preferred stock	—	—	(60,377)
Adjust: Cumulative dividends on redeemable convertible preferred stock	—	(4,292)	(16,799)
Adjust: Deemed dividends attributable to vested option holders	—	(51,855)	—
Adjust: Deemed dividends attributable to common stock warrant holders	—	(110,635)	—
Net loss attributable to common stockholders - Basic	$(345,108)	$(299,023)	$(274,200)
Less: Gain attributable to earnout shares issued	—	(84,420)	—
Less: Change in fair value of dilutive warrants	—	(68,223)	—
Net loss attributable to common stockholders - Diluted	$(345,108)	$(451,666)	$(274,200)
Denominator:
Weighted average common shares outstanding(1)	338,576,326	297,642,999	15,116,763
Less: Weighted-average unvested restricted shares and shares subject to repurchase	(87,659)	(221,030)	—
Weighted average shares outstanding - Basic	338,488,667	297,421,969	15,116,763
Add: Earnout Shares under the treasury stock method	—	3,701,427	—
Add: Public and Private Placement Warrants under the treasury stock method	—	1,366,870	—
Weighted average shares outstanding - Diluted	338,488,667	302,490,266	15,116,763

Net loss per share - Basic	$(1.02)	$(1.01)	$(18.14)
Net loss per share - Diluted	$(1.02)	$(1.49)	$(18.14)
_______________
(1) For the fiscal year ended January 31, 2022, as a result of the Merger, the Company retroactively adjusted the weighted-average number of shares of Common Stock outstanding prior to the Closing Date by multiplying them by the Exchange Ratio of 0.9966 used to determine the number of shares of Common Stock into which they converted. The Common Stock issued as a result of the redeemable convertible preferred stock conversion on the Closing Date was included in the basic net loss per share calculation on a prospective basis.
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
The potential shares of Common Stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	Year Ended January 31,
	2023	2022	2021
Redeemable convertible preferred stock (on an as-converted basis)	—	—	193,037,715
2027 Convertible Notes (on an as-converted basis)	12,483,569	—	—
Options to purchase common stock	17,600,524	22,200,869	30,167,178
Restricted stock units	12,935,413	4,033,418	—
Unvested early exercised common stock options	40,555	132,180	371,193
Redeemable convertible preferred stock warrants (on an as-converted basis)	—	—	2,358,546
Common stock warrants	34,499,436	35,549,024	36,402,515
Employee stock purchase plan	1,835,659	894,348	—
Total potentially dilutive common share equivalents	79,395,156	62,809,839	262,337,147
PRSUs granted during the fiscal year ended January 31, 2023 were excluded from the above table because the respective stock price targets had not been met as of the year end.

Table of Content
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
18.     Subsequent Events
On March 6, 2023, the Company paid $7.1 million to settle the ViriCiti Earnout liability pursuant to the acquisition of ViriCiti on August 11, 2021. In accordance with the acquisition agreement, the Company was required to pay additional earnout consideration on meeting certain revenue targets through January 31, 2023.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures include controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to ChargePoint’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
ChargePoint’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated, as of January 31, 2023, the effectiveness of ChargePoint’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that ChargePoint’s disclosure controls and procedures were not effective at the reasonable assurance level as of January 31, 2023 due to the material weaknesses in its internal control over financial reporting described below.
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
ChargePoint’s management, under the supervision of and with the participation of its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of ChargePoint’s internal control over financial reporting as of January 31, 2023 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on the assessment by ChargePoint’s management, ChargePoint’s management concluded that ChargePoint did not maintain effective internal control over financial reporting as of January 31, 2023 due to the material weaknesses described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of ChargePoint’s annual or interim financial statements will not be prevented or detected on a timely basis.

Table of Content
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
ChargePoint did not design and maintain effective controls over segregation of duties.
The material weaknesses described above did not result in a misstatement to our annual or interim consolidated financial statements. However, each of these material weaknesses could result in a misstatement of our financial statement accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
ChargePoint’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of ChargePoint’s internal control over financial reporting as of January 31, 2023, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Remediation Plan
ChargePoint has continued implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and include the following:
•Engaging an external advisor to assist with evaluating and documenting the design and operating effectiveness of IT general controls and assist with the remediation of deficiencies, as necessary;
•Designing and implementing controls over segregation of duties; and
•Designing and implementing IT general controls, including controls over program change management, the provisioning and monitoring of user access rights and privileges and program development processes and procedures.
ChargePoint is working to remediate the material weaknesses as efficiently and effectively as possible and remediation efforts could continue beyond the fiscal year ending January 31, 2024. At this time, ChargePoint cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in it incurring significant costs, and will place significant demands on its financial and operational resources.
In order to maintain and improve the effectiveness of its internal control over financial reporting, ChargePoint has expended, and will continue to expend, significant resources, including accounting-related costs and significant management oversight.
Remediation of Previously Identified Material Weaknesses
As previously disclosed in our Annual Report on Form 10-K for the year ended January 31, 2022, management concluded the following material weaknesses existed in ChargePoint’s internal control over financial reporting:
•ChargePoint did not design and maintain an effective control environment commensurate with its financial reporting requirements. Specifically, ChargePoint did not maintain a sufficient complement of personnel with an appropriate degree of accounting knowledge, experience and training to appropriately analyze, record and disclose accounting matters commensurate with its accounting and reporting requirements.
•ChargePoint did not design and maintain formal accounting policies, procedures and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including accounting for complex features associated with warrants, and adequate controls related to the preparation and review of journal entries.
•ChargePoint did not design and maintain effective controls related to the valuation of acquired intangible assets, specifically controls over the review of the inputs and assumptions used in the valuation of the acquired assets.

Table of Content
ChargePoint completed the following actions and measures designed to remediate the control deficiencies that had led to the material weaknesses:
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
•Performed a comprehensive assessment of financial reporting risks relevant to ChargePoint’s consolidated financial statements, including identification of financially relevant systems and business processes at the financial statement assertion level, to facilitate the design and implementation or enhancement of existing controls to address the identified risks;
•Redesigned and enhanced existing controls related to the identification of and accounting for certain non-routine, unusual or complex transactions, including the accounting for complex features associated with warrants;
•Redesigned and enhanced existing controls related to the review of the inputs and assumptions used in the valuation of acquired intangible assets; and
•Redesigned and enhanced controls over the preparation and review of journal entries, including controls over the segregation of duties of journal entries.
Management has completed its documentation, testing and evaluation of the newly designed and enhanced control activities and determined that, as of January 31, 2023, these control activities have been appropriately designed and implemented, and have operated effectively for a sufficient period of time to conclude that these previously identified material weaknesses have been remediated.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, ChargePoint’s internal control over financial reporting.
Item 9B. Other Information.
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Table of Content
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information relating to directors, executive officers and corporate governance will be presented in the definitive proxy statement filed pursuant to Regulation 14A for the 2023 Annual Meeting of Stockholders to be held on or about July 18, 2023, which information is incorporated herein by reference.
Item 11. Executive Compensation.
Information relating to executive compensation will be presented in the definitive proxy statement filed pursuant to Regulation 14A for the 2023 Annual Meeting of Stockholders to be held on or about July 18, 2023, which information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information relating to securities authorized for issuance under equity compensation plans and other information required to be provided in response to this item will be presented in the definitive proxy statement filed in pursuant to Regulation 14A for the 2023 Annual Meeting of Stockholders to be held on or about July 18, 2023, which information is incorporated herein by reference. In addition, descriptions of ChargePoint’s equity compensation plans are set forth in Note 13, Equity Plans and Stock-Based Compensation, in the notes to the consolidated financial statements included in this Annual Report.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required to be provided in response to this item will be presented in the definitive proxy statement filed pursuant to Regulation 14A for the 2023 Annual Meeting of Stockholders to be held on or about July 18, 2023, which information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
Information required to be provided in response to this item will be presented in the definitive proxy statement filed pursuant to Regulation 14A for the 2023 Annual Meeting of Stockholders to be held on or about July 18, 2023, which information is incorporated herein by reference.

Table of Content
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

3.2
Amended and Restated Bylaws of ChargePoint Holdings, Inc., effective as of March 31, 2022 (incorporated by reference to Exhibit 3.2 to ChargePoint Holdings, Inc.’s Annual Report on Form 10-K (File No. 001-39004), filed with the SEC on April 4, 2022).

3.3
Certificate of Change of Registered Agent and/or Registered Office (incorporated by reference to Exhibit 3.3 to ChargePoint Holdings, Inc.’s Annual Report on Form 10-K (File No. 001-39004), filed with the SEC on April 4, 2022).

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

4.4
Indenture (including form of Note), dated April 12, 2022, by and among ChargePoint Holdings, Inc., ChargePoint, Inc. and Wilmington Trust National Association (incorporated by reference to Exhibit 4.1 to ChargePoint Holdings, Inc.’s Current Report on Form 8-K (File No. 001-39004), filed with the SEC on April 12, 2022).

4.5	Form of Indenture with respect to Debt Securities (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-3 (File No. 333-265986), filed with the SEC on July 1, 2022).

10.1	Letter Agreement (incorporated by reference to Exhibit 10.1 to Switchback Energy Acquisition Corporation’s Current Report on Form 8-K (File No. 001-39004), filed with the SEC on July 30, 2019).

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

10.7*
ChargePoint Holdings, Inc. 2021 Equity Incentive Plan and related forms of agreement (incorporated by reference to Exhibit 10.7 to ChargePoint Holdings, Inc.’s Annual Report on Form 10-K (File No. 001-39004), filed with the SEC on April 4, 2022).

10.8*
ChargePoint Holdings, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to ChargePoint Holdings, Inc.’s Annual Report on Form 10-K (File No. 001-39004), filed with the SEC on April 4, 2022).

10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to ChargePoint Holdings, Inc.’s Annual Report on Form 10-K (File No. 001-39004), filed with the SEC on April 4, 2022).

Table of Content

Exhibit No.	Description

10.10*
ChargePoint Holdings Incentive Bonus Plan (incorporated by reference to Exhibit 10.10 to ChargePoint Holdings, Inc.’s Current Report on Form 8-K (File No. 001-39004), filed with the SEC on March 1, 2021).

10.11*
ChargePoint Holdings, Inc. Compensation Program for Non-Employee Directors (incorporated by reference to Exhibit 10.5 to ChargePoint Holdings, Inc.’s Quarterly Report on Form 10-Q (File 0001-39004), filed with the SEC on June 7, 2022).

10.12
Form of Lock-up Agreement (incorporated by reference to Exhibit 10.1 to Switchback Energy Acquisition Corporation’s Current Report on Form 8-K (File No. 001-39004), filed with the SEC on September 24, 2020).

10.13
Amended and Restated Registration Rights Agreement, dated February 26, 2021, by and among ChargePoint Holdings, Inc., and certain stockholders and equityholders of ChargePoint Holdings, Inc.(incorporated by reference to Exhibit 10.13 to ChargePoint Holdings, Inc.’s Current Report on Form 8-K (File No. 001-39004), filed with the SEC on March 1, 2021).

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

10.17*
Coulomb Technologies, Inc. 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.19 to Switchback Energy Acquisition Corporation’s Registration Statement on Form S-4/A (File No. 333-249549), filed with the SEC on December 4, 2020).

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

10.21*
Addendum to Employment Agreement between ChargePoint Network (Netherlands) B.V. and Christopher Burghardt, dated December 22, 2021 (incorporated by reference to Exhibit 10.21 to ChargePoint Holdings, Inc.’s Annual Report on Form 10-K (File No. 001-39004), filed with the SEC on April 4, 2022).

10.22^*
Offer Letter between ChargePoint, Inc. and Eric Sidle, dated August 27, 2018 (incorporated by reference to Exhibit 10.16 to Switchback’s Registration Statement on Form S-4/A (File No. 333-249549), filed with the SEC on December 4, 2020.

10.23^*
Offer Letter between ChargePoint, Inc. and Colleen Jansen, dated July 8, 2016 (incorporated by reference to Exhibit 10.2 to ChargePoint Holdings, Inc.’s Quarterly Report on Form 10-Q (File No. 0001-39004), filed with the SEC on June 7, 2022).

10.24^*
Offer Letter between ChargePoint, Inc. and Rex Jackson, dated November 19, 2021 (incorporated by reference to Exhibit 10.3 to ChargePoint Holdings, Inc.’s Quarterly Report on Form 10-Q (File No 0001-39004), filed with the SEC on June 7, 2022).

10.25
Investment Agreement, dated April 4, 2022, by and among ChargePoint Holdings, Inc., ChargePoint, Inc. and Antara Capital LP (incorporated by reference to Exhibit 10.1 to ChargePoint Holdings, Inc.’s Current Report on Form 8-K (File No. 001-39004), filed with the SEC on April 12, 2022).

10.26^*
Transition and Separation Agreement, by and among Colleen Jansen, ChargePoint Holdings, Inc. and ChargePoint, Inc., dated October 24, 2022 (incorporated by reference to Exhibit 10.1 to ChargePoint Holdings, Inc.’s Quarterly Report on Form 10-Q (File 0001-39004), filed with the SEC on December 8, 2022).

10.27^*+	Transition and Separation Agreement, by and among Eric Sidle, ChargePoint Holdings, Inc. and ChargePoint, Inc., dated January 10, 2023.

10.28*+	Offer Letter between ChargePoint, Inc. and Richard Wilmer, dated May 25, 2022.

21.1+	Material Subsidiaries of the Registrant

Table of Content

Exhibit No.	Description

23.1+	Consent of PricewaterhouseCoopers LLP.

24.1+	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K)

31.1+	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1***	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2***	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS+	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	The Cover Page Interactive Data File, formatted in Inline XBRL (included within the Exhibit 101 attachments).

^	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
*	Denotes management compensatory plan, contract or arrangement.
+	Filed herewith
***	Furnished herewith
Item 16. Form 10-K Summary
None.

Table of Content
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

April 3, 2023

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

Signature	Title	Signature Date

/s/ Rex S. Jackson	Chief Financial Officer	April 3, 2023
REX S. JACKSON	(Principal Financial Officer)

/s/ Henrik Gerdes	Chief Accounting Officer	April 3, 2023
HENRIK GERDES	(Principal Accounting Officer)

/s/ Pasquale Romano	Chief Executive Officer and Director	April 3, 2023
PASQUALE ROMANO	(Principal Executive Officer)

/s/ Roxanne Bowman	Director	April 3, 2023
ROXANNE BOWMAN

/s/ Elaine L. Chao	Director	April 3, 2023
ELAINE L. CHAO

/s/ Bruce Chizen	Director	April 3, 2023
BRUCE CHIZEN

/s/ Axel Harries	Director	April 3, 2023
AXEL HARRIES

/s/ Jeffrey Harris	Director	April 3, 2023
JEFFREY HARRIS

/s/ Susan Heystee	Director	April 3, 2023
SUSAN HEYSTEE

Table of Content

Signature	Title	Signature Date

/s/ Mark Leschly	Director	April 3, 2023
MARK LESCHLY

/s/ Michael Linse	Director	April 3, 2023
MICHAEL LINSE

/s/ Ekta Singh-Bushell	Director	April 3, 2023
EKTA SINGH-BUSHELL

/s/ G. Richard Wagoner, Jr.	Director	April 3, 2023
G. RICHARD WAGONER, JR.