Form 10-Q
period 2023-04-30
ChargePoint Holdings, Inc.
filed 2023-06-08
CIK 1777393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
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

The registrant had outstanding 353,312,687 shares of common stock as of May 31, 2023.

CHARGEPOINT HOLDINGS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements could include, among other things, statements regarding the future financial performance of ChargePoint Holdings, Inc. (“ChargePoint” or the “Company,” or “we,” “us,” “our” and similar terms), as well as ChargePoint’s strategy, future operations, future operating results, financial position, expectations regarding revenue, losses, costs, margins and prospects, as well as management plans and objectives. All statements, other than statements of present or historical fact included in this Quarterly Report, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project” or negatives of such terms and other similar expressions that predict or indicate future events or trends or that are not statements of present or historical matters. These statements are based on various assumptions, whether or not identified herein, and on the current expectations of ChargePoint’s management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of, fact or probability. Actual events and circumstances are difficult or impossible to predict and may differ from assumptions, and such differences may be material. Many actual events and circumstances are beyond the control of ChargePoint. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about ChargePoint that may cause the actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. If any of these risks materialize or ChargePoint’s assumptions prove incorrect, actual results could differ materially from the results implied by these forward-looking statements. There may be additional risks that ChargePoint does not presently know or that ChargePoint currently believes are immaterial that could also cause actual results to differ from those contained in the forward-looking statements. In addition, forward-looking statements reflect ChargePoint’s expectations, plans or forecasts of future events and views as of the date hereof. ChargePoint anticipates that subsequent events and developments will cause ChargePoint’s assessments to change. These forward-looking statements should not be relied upon as representing ChargePoint’s assessments as of any date subsequent to the date hereof. Accordingly, undue reliance should not be placed upon the forward-looking statements. ChargePoint cautions you that these forward-looking statements are subject to numerous risk and uncertainties, most of which are all difficult to predict and many of which are beyond the control of ChargePoint.
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

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ChargePoint Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data, unaudited)

	April 30, 2023	January 31, 2023
Assets
Current assets:
Cash and cash equivalents	$283,347	$264,162
Restricted cash	30,400	30,400
Short-term investments	—	104,966
Accounts receivable, net of allowance of $12,000 as of April 30, 2023 and $10,000 as of January 31, 2023	165,109	164,892
Inventories	115,229	68,730
Prepaid expenses and other current assets	88,078	71,020
Total current assets	682,163	704,170
Property and equipment, net	41,663	40,046
Intangible assets, net	90,957	92,673
Operating lease right-of-use assets	21,254	22,242
Goodwill	216,517	213,716
Other assets	7,268	7,110
Total assets	$1,059,822	$1,079,957

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$61,976	$62,076
Accrued and other current liabilities	135,441	133,483
Deferred revenue	90,941	88,777
Total current liabilities	288,358	284,336
Deferred revenue, noncurrent	114,224	109,833
Debt, noncurrent	295,238	294,936
Operating lease liabilities	20,674	21,841
Deferred tax liabilities	12,572	12,987
Other long-term liabilities	1,277	1,032
Total liabilities	732,343	724,965
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock: $0.0001 par value; 1,000,000,000 shares authorized as of April 30, 2023 and January 31, 2023; 353,081,102 and 348,330,481 shares issued and outstanding as of April 30, 2023 and January 31, 2023, respectively	35	35
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of April 30, 2023 and January 31, 2023; 0 issued and outstanding as of April 30, 2023 and January 31, 2023	—	—
Additional paid-in capital	1,575,388	1,528,104
Accumulated other comprehensive loss	(11,793)	(16,384)
Accumulated deficit	(1,236,151)	(1,156,763)
Total stockholders’ equity	327,479	354,992
Total liabilities and stockholders’ equity	$1,059,822	$1,079,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Three Months Ended April 30,
	2023	2022
Revenue
Networked charging systems	$98,320	$59,551
Subscriptions	26,365	17,646
Other	5,345	4,436
Total revenue	130,030	81,633
Cost of revenue
Networked charging systems	80,922	56,266
Subscriptions	14,804	10,628
Other	3,769	2,632
Total cost of revenue	99,495	69,526
Gross profit	30,535	12,107
Operating expenses
Research and development	49,396	48,302
Sales and marketing	37,041	32,588
General and administrative	24,020	21,047
Total operating expenses	110,457	101,937
Loss from operations	(79,922)	(89,830)
Interest income	2,460	106
Interest expense	(2,926)	(933)
Change in fair value of common stock warrant liabilities	—	(24)
Other income (expense), net	573	(447)
Net loss before income taxes	(79,815)	(91,128)
Benefit from income taxes	(427)	(1,862)
Net loss	$(79,388)	$(89,266)
Weighted average shares outstanding - Basic and Diluted	350,043,454	334,623,695
Net loss per share - Basic and Diluted	$(0.23)	$(0.27)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, unaudited)

	Three Months Ended April 30,
	2023	2022
Net loss	$(79,388)	$(89,266)
Other comprehensive income (loss):
Foreign currency translation adjustment	4,142	(12,941)
Reclassification adjustment for net realized gains on short-term investments included in net income, net of tax	449	—
Other comprehensive income (loss)	4,591	(12,941)
Comprehensive loss	$(74,797)	$(102,207)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data, unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2023	348,330,481	$35	$1,528,104	$(16,384)	$(1,156,763)	$354,992
Issuance of common stock under stock plans, net of tax withholding	2,278,764	—	915	—	—	915
Issuance of common stock upon ESPP purchase	562,829	—	4,875	—	—	4,875
Issuance of common stock in connection with ATM offerings, net of issuance costs	1,909,028	—	17,516	—	—	17,516
Vesting of early exercised stock options	—	—	14	—	—	14
Stock-based compensation	—	—	23,964	—	—	23,964
Net loss	—	—	—	—	(79,388)	(79,388)
Other comprehensive income	—	—	—	4,591	—	4,591
Balances as of April 30, 2023	353,081,102	$35	$1,575,388	$(11,793)	$(1,236,151)	$327,479

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balances as of January 31, 2022	334,760,615	$33	$1,366,855	$(8,219)	$(811,655)	$547,014
Issuance of common stock under stock plans, net of tax withholding	1,631,104	1	772	—	—	773
Issuance of common stock upon ESPP purchase	263,962	—	3,920	—	—	3,920
Issuance of common stock upon exercise of warrants	16,948	—	48	—	—	48
Vesting of early exercised stock options	—	—	17	—	—	17
Stock-based compensation	—	—	15,527	—	—	15,527
Net loss	—	—	—	—	(89,266)	(89,266)
Other comprehensive loss	—	—	—	(12,941)	—	(12,941)
Balances as of April 30, 2022	336,672,629	$34	$1,387,139	$(21,160)	$(900,921)	$465,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended April 30,
	2023	2022
Cash flows from operating activities
Net loss	$(79,388)	$(89,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,053	6,220
Non-cash operating lease cost	1,090	1,224
Stock-based compensation	23,964	15,527
Amortization of deferred contract acquisition costs	675	538
Reserves and other	3,880	324
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(1,991)	(5,941)
Inventories	(53,136)	(9,832)
Prepaid expenses and other assets	(17,880)	(10,299)
Accounts payable, operating lease liabilities, and accrued and other liabilities	4,934	10,001
Deferred revenue	6,554	10,683
Net cash used in operating activities	(104,245)	(70,821)
Cash flows from investing activities
Purchases of property and equipment	(5,840)	(3,190)
Maturities of investments	105,000	—
Cash paid for acquisitions, net of cash acquired	—	(2,756)
Net cash provided by (used in) investing activities	99,160	(5,946)
Cash flows from financing activities
Proceeds from issuance of debt, net of discount and issuance costs	—	296,037
Proceeds from the issuance of common stock under employee equity plans, net of tax withholding	5,790	4,690
Proceeds from issuance of common stock in connection with ATM offerings, net of issuance costs	17,516	—
Change in driver funds and amounts due to customers	3,990	2,391
Settlement of contingent earnout liability	(3,537)	—
Net cash provided by financing activities	23,759	303,118
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	511	(1,003)
Net increase in cash, cash equivalents, and restricted cash	19,185	225,348
Cash, cash equivalents, and restricted cash at beginning of period	294,562	315,635
Cash, cash equivalents, and restricted cash at end of period	$313,747	$540,983

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Cash Flows - (continued)
Three Months Ended April 30, 2023 and 2022
(in thousands, unaudited)

	Three Months Ended April 30,
	2023	2022
Supplementary cash flow information
Cash paid for interest	$5,250	$—
Cash paid for taxes	$325	$113
Supplementary cash flow information on noncash investing and financing activities
Acquisitions of property and equipment included in accounts payable and accrued and other current liabilities	$1,824	$1,433
Vesting of early exercised stock options	$14	$17
Unpaid debt issuance costs	$—	$2,025

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
The Company’s fiscal year ends on January 31. References to fiscal year 2023 relate to the fiscal year ended January 31, 2023 and to fiscal year 2024 refer to the fiscal year ending January 31, 2024.
Basis of Presentation
The condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended January 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 3, 2023, which provides a more complete discussion of the Company’s accounting policies and certain other information. The information as of January 31, 2023, included on the condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position as of April 30, 2023, the results of operations for the three months ended April 30, 2023 and 2022, and cash flows for the three months ended April 30, 2023 and 2022. The results of operations for the three months ended April 30, 2023, are not necessarily indicative of the results that may be expected for the year ending January 31, 2024.
The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has been engaged in developing and marketing its Networked Charging Systems, subscriptions and other offerings, raising capital, and recruiting personnel and it has incurred net operating losses and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of April 30, 2023, the Company had an accumulated deficit of $1,236.2 million.
The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock, convertible notes, exercise proceeds from options and warrants, borrowings under loan facilities, customer payments, proceeds from sale of Common Stock under the ATM Facility (as defined in Note 9, Common Stock), and proceeds from the Reverse Recapitalization (as defined below). The Company had cash, cash equivalents and restricted cash of $313.7 million as of April 30, 2023. Cash outflow from operations was $104.2 million and $70.8 million for the three months ended April 30, 2023 and 2022, respectively. As of June 8, 2023, the date on which these condensed consolidated financial statements were issued, the Company believes that its cash on hand, together with cash generated from sales to customers, will satisfy its working capital and capital requirements for at least the next twelve months.

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
The Merger is accounted for as a reverse capitalization in accordance with U.S. GAAP.
2.Summary of Significant Accounting Policies
Other than policies noted below, there have been no significant changes to the significant accounting policies disclosed in Note 2 of the audited consolidated financial statements as of January 31, 2023 and 2022 and for the years ended January 31, 2023, 2022 and 2021 included in ChargePoint’s Annual Report on Form 10-K filed with the SEC on April 3, 2023.
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results and outcomes could differ significantly from the Company’s estimates, judgments and assumptions. Significant estimates include determining standalone selling price for performance obligations in contracts with customers, the estimated expected benefit period for deferred contract acquisition costs, allowances for expected credit losses, inventory reserves, loss on purchase commitment, the useful lives of long-lived assets, the determination of the incremental borrowing rate used for operating lease liabilities, valuation of acquired goodwill and intangible assets, and other assumptions used to measure stock-based compensation, and the valuation of deferred income tax assets and uncertain tax positions. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are held in domestic and foreign cash accounts across large, creditworthy financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents through

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
deposits with federally insured commercial banks and at times cash deposit balances may be in excess of federal insurance limits.
Accounts receivable are stated at the amount the Company expects to collect. The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition.
Concentration of credit risk with respect to trade accounts receivable is considered to be limited due to the diversity of the Company’s customer base and geographic sales areas. As of April 30, 2023 and January 31, 2023, one customer individually accounted for 10% or more of accounts receivable, net. For the three months ended April 30, 2023, one customer that represented 10% or more of total revenue. For the three months ended April 30, 2022, there were no customers that represented 10% or more of total revenue.
The Company’s revenue is concentrated in the infrastructure needed for charging EVs, an industry which is highly competitive and rapidly changing. Significant technological changes within the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect the Company’s business, operating results and financial condition.
Segment Reporting
Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the chief decision maker (“CODM”). The Company operates as one operating segment because its Chief Executive Officer, as the Company’s CODM, reviews its financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance. The Company has no segment managers who are held accountable by the CODM for operations, operating results, and planning for levels of components below the consolidated unit level.
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
The reconciliation of cash, cash equivalents, and restricted cash to amounts presented in the consolidated condensed statements of cash flows was as follows:

	April 30, 2023	January 31, 2023
	(in thousands)
Cash and cash equivalents	$283,347	$264,162
Restricted cash	30,400	30,400
Total cash, cash equivalents, and restricted cash	$313,747	$294,562

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell the security or it is more likely than not that the Company will be required to sell the security before the recovery of its entire amortized cost basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through other income (expense), net in the consolidated statements of operations. If neither of these criteria is met, the Company evaluates whether the decline in fair value below amortized cost is due to credit or non-credit related factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. Credit related unrealized losses are recognized as an allowance for expected credit losses of available-for-sale debt securities on the consolidated balance sheets with a corresponding charge in other income (expense), net in the consolidated statements of operations. Non-credit related unrealized losses are included in accumulated other comprehensive income (loss).
As of April 30, 2023, all of the short-term investments in U.S. Treasury securities have matured and no short-term investments remain outstanding. As of January 31, 2023, short-term investments consisted of the following:

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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
For the three months ended April 30, 2022, “operating lease liabilities,” “accounts payable,” and “accrued and other liabilities” were combined and presented as a single line item captioned “accounts payable, operating lease liabilities and accrued and other liabilities” within the net cash used in operating activities section of the condensed consolidated statements of cash flows instead of being separately stated as in prior period presentations.
Accounting Pronouncements
Recently Issued Accounting Standards Adopted
In March 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-02, “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures,” which addresses areas identified by the FASB as part of its post-implementation review of ASU 2016-13, “Financial Instruments--Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) that introduced the current expected credit losses (“CECL”) model. The new guidance eliminates the accounting guidance for troubled debt restructurings by creditors that have already adopted the CECL model and enhances the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the new guidance requires a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination. The guidance is effective for public business entities that have adopted ASU 2016-13 for fiscal years beginning after December 31, 2022, including interim periods within those fiscal years. The Company adopted ASU 2022-02 on February 1, 2023 and elected to apply the amendments prospectively to all transactions within the scope of the amendment that are reflected in the financial statements at the date of adoption. The adoption did not have a material effect on the condensed consolidated financial statements and related disclosures.
3.Business Combinations
ViriCiti B.V.
On August 11, 2021, the Company acquired all of the outstanding shares of ViriCiti B.V. (“ViriCiti”) for $79.4 million in cash, as well as $7.1 million of additional earnout consideration contingent on meeting certain revenue targets as of January 31, 2023 (“ViriCiti Earnout”), which additional consideration was paid in full on March 6, 2023. ViriCiti is a Netherlands-based provider of electrification solutions for eBus and commercial fleets with offices in the Netherlands and the United States. The acquisition is expected to enhance ChargePoint’s fleet solutions portfolio of hardware, software and services by integrating information sources to optimize electric fleet operations.
has•to•be gmbh
On October 6, 2021, the Company acquired all of the outstanding shares of has•to•be gmbh (“HTB”) for approximately $235.0 million, consisting of $132.9 million in cash and $102.1 million in the form of 5,695,176 shares of ChargePoint Common Stock valued at $17.92 per share on the acquisition date. Of the cash component, $2.8 million was paid on February 3, 2022 as part of a working capital adjustment, and of the shares, 885,692 shares, valued at $15.9 million, were held in escrow to cover indemnity claims the Company may make within eighteen months from the closing date and were released to former HTB shareholders in April 2023. HTB is an Austria-based e-mobility provider with a European charging software platform. The acquisition is intended to expand the Company’s market share in Europe.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4.Goodwill and Intangible Assets
The following table summarizes the changes in carrying amounts of goodwill (in thousands):

Balance as of January 31, 2023	$213,716
Foreign exchange fluctuations	2,801
Balance as of April 30, 2023	$216,517
There was no impairment recognized for the three months ended April 30, 2023 and 2022.
The following table presents the details of intangible assets:

	April 30, 2023
	Cost (1)	Accumulated Amortization (1)	Net (1)	Useful Life
	(amounts in thousands, useful lives in years)
Customer relationships	$92,106	$(14,705)	$77,401	10
Developed technology	18,576	(5,020)	13,556	6
	$110,682	$(19,725)	$90,957
_______________
(1) Values are translated into U.S. Dollars at period-end foreign exchange rates.

	January 31, 2023
	Cost (1)	Accumulated Amortization (1)	Net (1)	Useful Life
	(amounts in thousands, useful lives in years)
Customer relationships	$90,738	$(12,223)	$78,515	10
Developed technology	18,355	(4,197)	14,158	6
	$109,093	$(16,420)	$92,673
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
The following table presents the amortization expense related to intangible assets:

	Three Months Ended April 30,
	2023	2022
	(in thousands)
Amortization expense	$3,037	$2,860

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5.Fair Value Measurements
The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

	Fair Value Measured as of April 30, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds	$131,131	$—	$—	$131,131
Total financial assets	$131,131	$—	$—	$131,131

	Fair Value Measured as of January 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds	$133,979	$—	$—	$133,979
U.S. Treasury securities	—	104,966	—	104,966
Total financial assets	$133,979	$104,966	$—	$238,945
The money market funds were classified as cash and cash equivalents on the condensed consolidated balance sheets and were within Level 1 of the fair value hierarchy. The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of April 30, 2023 and January 31, 2023. Realized gains and losses, net of tax, were not material for any of the periods presented.
Short-term investments, consisting of U.S. treasury securities, were classified as available-for-sale on purchase date and recorded at fair value on the condensed consolidated balance sheets. As of April 30, 2023, no short-term investments remain outstanding.
The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments for the three months ended April 30, 2022:

	Private placement warrant liability	ViriCiti Earnout liability
	(in thousands)
Fair value as of January 31, 2022	$(25)	$(5,993)
Change in fair value included in other income (expense), net	(23)	—
Effect of foreign currency translation	—	335
Reclassification of warrants to stockholders’ equity (deficit) due to exercise	48	—
Fair value as of April 30, 2022	$—	$(5,658)
No Level 3 financial instruments have been outstanding since January 31, 2023.
Private Placement Liability
The fair values of the private placement warrant liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The significant unobservable inputs used in the fair value measurements of the private placement warrant liability include the expected volatility and dividend yield. In determining the fair value of the private placement warrant liability, the Company used the Binomial Lattice Model (“BLM”) that assumes optimal exercise of the Company's redemption option at the earliest possible date (see Note 10, Stock Warrants).
On February 21, 2022, the Company redeemed the remaining Private Placement Warrants for 0.355 shares of Common Stock per warrant. The Company recorded an immaterial loss during the three months ended April 30, 2022 classified within

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
change in fair value of warrant liabilities in the condensed consolidated statements of operations. No Private Placement Warrants have been outstanding since April 30, 2022.
ViriCiti Earnout Liability
On August 11, 2021, the Company acquired all of the outstanding shares of ViriCiti. The purchase price consideration included the ViriCiti Earnout, which was consideration contingent on meeting certain revenue targets through January 31, 2023. The fair value of the ViriCiti Earnout liability was previously based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The ViriCiti Earnout liability was valued using a Monte Carlo simulation valuation model using a distribution of potential outcomes over the earnout period based on the most reliable information available. The liability is remeasured to fair value based upon the attainment against the revenue targets and changes in the fair value of earnout liabilities is presented in the consolidated statements of operations using Level 3 fair value inputs.
As of January 31, 2023, the ViriCiti Earnout liability was determined to be of $7.1 million, which was based on the actual achievement of the revenue target, and was subsequently paid in full on March 6, 2023 (see Note 3, Business Combination). Thus, the liability was no longer subject to the fair value measurement and was accordingly transferred out of Level 3 fair value hierarchy, and was included in the “Accrued and other current liabilities” on the Company’s condensed consolidated balance sheets as of January 31, 2023.
6.Composition of Certain Financial Statement Items
Inventories
Inventories consisted of the following:

	April 30, 2023	January 31, 2023
	(in thousands)
Raw materials	$9,434	$11,509
Finished goods and components	105,795	57,221
Total Inventories	$115,229	$68,730
Prepaid expense and other current assets
Prepaid expense and other current assets consisted of the following:

	April 30, 2023	January 31, 2023
	(in thousands)
Prepaid expense	$64,430	$48,464
Other current assets	23,648	22,556
Total Prepaid Expense and Other Current Assets	$88,078	$71,020

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Property and Equipment, net
Property and equipment, net consisted of the following:

	April 30, 2023	January 31, 2023
	(in thousands)
Furniture and fixtures	$1,379	$1,244
Computers and software	7,366	7,164
Machinery and equipment	27,524	25,144
Tooling	14,160	13,782
Leasehold improvements	9,565	9,357
Owned and operated systems	25,393	24,119
Construction in progress	3,898	2,790
	89,285	83,600
Less: Accumulated depreciation	(47,622)	(43,554)
Total Property and Equipment, Net	$41,663	$40,046
The following table presents the depreciation expense:

	Three Months Ended April 30,
	2023	2022
	(in thousands)
Depreciation expense	4,016	3,359
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	April 30, 2023	January 31, 2023
	(in thousands)
Accrued expenses	$63,141	$46,105
Refundable customer deposits	16,291	14,551
Payroll and related expenses	14,646	21,495
Taxes payable	15,062	14,232
Other liabilities	26,301	37,100
Total Accrued and Other Current Liabilities	$135,441	$133,483

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Revenue
Revenue consisted of the following:

	Three Months Ended April 30,
	2023	2022
	(in thousands)
United States	$97,132	$62,315
Rest of World	32,898	19,318
Total revenue	$130,030	$81,633
Deferred Revenue
The following table shows the total deferred revenue for each period presented.

	April 30, 2023	January 31, 2023
	(in thousands)
Deferred revenue	$205,165	$198,610
The following table shows the revenue recognized that was included in the deferred revenue balance at the beginning of the period.

	Three Months Ended April 30,
	2023	2022
	(in thousands)
Deferred revenue recognized	$26,014	$22,700
Remaining Performance Obligation
Remaining performance obligations represents the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancellable contracted amounts that will be invoiced and recognized as revenue in future periods. Revenue expected to be recognized from remaining performance obligations was $229.5 million as of April 30, 2023, of which 43% is expected to be recognized over the next twelve months.
7.Debt
2027 Convertible Notes
The following table presents the Company’s convertible debt outstanding:

	April 30, 2023	January 31, 2023
	(in thousands)
Gross amount	$300,000	$300,000
Debt discount and issuance costs	(4,762)	(5,064)
Carrying amount	$295,238	$294,936

Estimated fair value (Level 2 Inputs)	$214,000	$233,000

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the Company’s interest expense related to convertible debt:

	Three Months Ended April 30,
	2023	2022
	(in thousands)
Contractual interest expense	$2,625	$875
Amortization of debt discount and issuance costs	301	59
Total interest expense	$2,926	$934

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
As of April 30, 2023, the effective interest rate on the 2027 Convertible Notes was 3.93%. Amortization of debt discount and issuance costs is reported as a component of interest expenses and is computed using the straight-line method over the term of the 2027 Convertible Notes, which approximates the effective interest method.
The estimated fair value of the 2027 Convertible Notes, valued using Level 2 fair value inputs, as of April 30, 2023 and January 31, 2023 was $214.0 million and $233.0 million, respectively.
8.Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services related to, but not limited to, manufacturing, facilities and professional services under non-cancellable contracts. No open purchase commitments were recorded as liabilities on the condensed consolidated balance sheets as of April 30, 2023 as the Company had not yet received the related goods or services.
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
The Company believes it has recorded adequate provisions for any such lawsuits, claims, and proceedings and, as of April 30, 2023, the Company believes it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in the condensed consolidated financial statements. Based on its experience, the Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted with certainty. While litigation is inherently unpredictable, the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the Company’s results of operations, cash flows and financial condition could be materially adversely affected in a particular period by the resolution of one or more of these contingencies. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved; and such changes are

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

recorded in the accompanying condensed consolidated statements of operations during the period of the change and reflected in accrued and other current liabilities on the accompanying condensed consolidated balance sheets.
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
Letters of Credit
The Company had $30.4 million of secured letters of credit outstanding as of both April 30, 2023 and January 31, 2023. These primarily relate to support of contract manufacturer and customer agreements, and are fully collateralized by cash deposits which the Company recorded in restricted cash on its condensed consolidated balance sheets based on the term of the remaining restriction.
Leases
The Company leases its office facilities under non-cancelable operating leases with various lease terms. The Company also leases certain office equipment under operating lease agreements.
The following table presents future payments of lease liabilities under the Company's non-cancelable operating leases as of April 30, 2023 (in thousands):

(in thousands)
2024 (remaining nine months)	$5,122
2025	6,214
2026	5,009
2027	4,703
2028	4,096
Thereafter	6,242
Total undiscounted operating lease payments	31,386
Less: imputed interest	(6,451)
Total operating lease liabilities	24,935
Less: current portion of operating lease liabilities	(4,261)
Operating lease liabilities, noncurrent	$20,674

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9.Common Stock
As of April 30, 2023 and January 31, 2023, the Company was authorized to issue 1,000,000,000 shares of Common Stock, with a par value of $0.0001 per share. There were 353,081,102 and 348,330,481 shares issued and outstanding as of April 30, 2023 and January 31, 2023, respectively.
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
During the three months ended April 30, 2023, the Company sold a total of 1,909,028 shares of its Common Stock pursuant to the ATM Facility at the prevailing market prices for total proceeds of $17.5 million, net of $0.2 million of issuance costs. As of April 30, 2023, $432.3 million of shares of Common Stock remained available for sale pursuant to the ATM Facility.
10.Stock Warrants
Common Stock Warrants
Legacy ChargePoint had outstanding warrants to purchase shares of Legacy ChargePoint common stock (collectively, “Legacy Warrants”), which now represent warrants to purchase Common Stock. As of April 30, 2023, there were 34,499,436 Legacy Warrants outstanding, which are classified as equity.
There was no Legacy Warrants activity during the three months ended April 30, 2023. During the three months ended April 30, 2022, 14,568 Legacy Warrants were exercised resulting in the issuance of 13,223 shares of Common Stock. There were no cash proceeds received for the exercise of Legacy Warrants.
Activity of Legacy Warrants is set forth below:

Legacy Warrants
Outstanding as of January 31, 2023	34,499,436
Warrants exercised	—
Outstanding as of April 30, 2023	34,499,436
Private Placement Warrants
The Private Placement Warrants were initially recognized as a liability, and remeasured to fair value as of any respective exercise dates. On February 21, 2022, the Company redeemed the remaining Private Placement Warrants for 0.355 shares of Common Stock per warrant, resulting in the Company recording an immaterial loss for the three months ended April 30, 2022. No Private Placement Warrants have been outstanding since April 30, 2022.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11.Equity Plans and Stock-based Compensation
The following sets forth the total stock-based compensation expense for employee equity plans included in the Company’s condensed consolidated statements of operations:

	Three Months Ended April 30,
	2023	2022
	(in thousands)
Cost of revenue	$996	$771
Research and development	9,506	5,803
Sales and marketing	4,169	2,324
General and administrative	9,293	6,629
Total stock-based compensation expense	$23,964	$15,527
As of April 30, 2023, the Company had unrecognized stock-based compensation expense related to stock options, RSUs and PRSUs (as defined below), and 2021 ESPP (as defined below) of $175.7 million, which is expected to be recognized over a weighted-average period of 2.64 years.
2021 Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (“2021 ESPP”) permits participants to purchase shares of the Company’s Common Stock at a discounted price through payroll deductions. As of April 30, 2023, 13,842,252 shares of Common Stock were available under the 2021 ESPP.
2021 Equity Incentive Plan
The 2021 Equity Incentive Plan (“2021 EIP”) allows the Company to grant stock options, stock appreciation rights, restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), and certain other awards. As of April 30, 2023, 57,002,218 shares of Common Stock were available under the 2021 EIP.
There were no options granted for the three months ended April 30, 2023.
Restricted Stock Units
A summary of RSUs outstanding under the 2021 EIP as of April 30, 2023 and changes during the period then ended is presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 31, 2023	12,935,413	$15.02
RSU granted	661,578	$11.08
RSU vested	(990,069)	$16.42
RSU forfeited	(658,019)	$15.19
Outstanding as of April 30, 2023	11,948,903	$14.68

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Performance Restricted Stock Units
A summary of PRSUs outstanding under the 2021 EIP as of April 30, 2023 and changes during the fiscal year-to-date period then ended is presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 31, 2023	2,147,366	$10.83
PRSUs granted	60,892	$8.21
PRSU forfeited	(143,266)	$10.47
Outstanding as of April 30, 2023	2,064,992	$10.77
2017 Plan and 2007 Plan
In fiscal year 2022, the Company terminated its 2017 Stock Option Plan (the “2017 Plan”) and 2007 Stock Option Plan (the “2007 Plan”).
A summary of options outstanding under the 2017 Plan and 2007 Plan as of April 30, 2023 and changes during the fiscal year-to-date period then ended is presented in the following table:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2023	17,600,524	$0.70	5.6	$201,352
Options exercised	(1,291,626)	$0.71
Options cancelled	(90,094)	$0.76
Outstanding as of April 30, 2023	16,218,804	$0.70	5.6	$129,283
Options vested and expected to vest as of April 30, 2023	16,182,144	$0.70	5.6	$128,993
Exercisable as of April 30, 2023	13,562,506	$0.69	5.3	$108,272
12.Income Taxes
The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter. The effective income tax rate was 0.5% and 2.0% for the three months ended April 30, 2023 and 2022, respectively. The effective tax rate differs from the U.S. statutory rate primarily due to the full valuation allowances on the Company’s net domestic deferred tax assets as it is more likely than not that all of the deferred tax assets will not be realized.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13.Basic and Diluted Net Loss per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three months ended April 30, 2023 and 2022:

	Three Months Ended April 30,
	2023	2022
	(in thousands, except share and per share data)
Numerator:
Net loss	$(79,388)	$(89,266)
Denominator:
Weighted average common shares outstanding	350,073,545	334,743,634
Less: Weighted average unvested restricted shares and shares subject to repurchase	(30,091)	(119,939)
Weighted average shares outstanding - Basic and Diluted	350,043,454	334,623,695

Net loss per share - Basic and Diluted	$(0.23)	$(0.27)
The potential shares of Common Stock that were excluded from the computation of diluted net loss per share attributable to common stockholders at each period end because including them would have had an antidilutive effect were as follows:

	April 30, 2023	April 30, 2022
2027 Convertible Notes (on an as-converted basis)	12,483,569	12,483,569
Options to purchase common stock	16,218,804	20,781,407
Restricted stock units	11,948,903	4,370,671
Unvested early exercised common stock options	22,636	109,185
Common stock warrants	34,499,436	35,524,021
Employee stock purchase plan	2,975,905	2,546,487
Total potentially dilutive common share equivalents	78,149,253	75,815,340
PRSUs granted were excluded from the above table because the respective stock price targets have not been met as of April 30, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of the financial condition and results of operations of ChargePoint Holdings, Inc. (“ChargePoint” or the “Company”) should be read in conjunction with ChargePoint’s condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report, and the audited consolidated financial statements for the year ended January 31, 2023 and related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 3, 2023. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. ChargePoint’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Part II, Item 1A of this Quarterly Report.
Overview
ChargePoint designs, develops and markets networked electric vehicle (“EV”) charging system infrastructure (“Networked Charging Systems”) connected through cloud-based services (“Cloud” or “Cloud Services”) which (i) enable charging systems owners, or hosts, to manage their Networked Charging Systems, and (ii) enable drivers to locate, reserve and authenticate Networked Charging Systems and to transact EV charging sessions on those systems. ChargePoint’s Networked Charging Systems, subscriptions and other offerings provide an open platform that integrates with system hardware from ChargePoint and other manufacturers, connecting systems over an intelligent network that provides real-time information about charging sessions and full control, support and management of the Networked Charging Systems. This network provides multiple web-based portals for charging system owners, fleet managers, drivers and utilities.
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
Since its inception in 2007, ChargePoint has been engaged in developing and marketing its Networked Charging Systems, subscriptions and other offerings, raising capital and recruiting personnel. ChargePoint has incurred net operating losses and negative cash flows from operations in every year since its inception. As of April 30, 2023 and January 31, 2023, ChargePoint had an accumulated deficit of $1,236.2 million and $1,156.8 million, respectively. ChargePoint has funded its operations primarily from customer payments, the issuance of redeemable convertible preferred stock and convertible notes, exercise proceeds from options and warrants, borrowings under loan facilities and proceeds from the Reverse Recapitalization.

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
Competition
ChargePoint is currently a market leader in North America in commercial Level 2 Alternating Current (“AC”) charging. ChargePoint also offers AC chargers for use at home or multifamily settings and for fleet applications, and high-power Level 3 Direct Current (“DC”) chargers for fast urban charging, corridor or long-trip charging and fleet applications. ChargePoint intends to expand its market share over time in its product categories, leveraging the network effect of its products and Cloud Services software. Existing competitors may expand their product offerings and sales strategies, and new competitors may enter the market. If ChargePoint’s market share decreases due to increased competition, its financial condition and results of operations may be materially and adversely impacted. Furthermore, ChargePoint’s success could be negatively impacted if consumers and businesses choose other types of alternative fuel vehicles or high fuel-economy gasoline powered vehicles.
Europe Expansion
ChargePoint operates in North America and several countries in Europe. Europe is expected to be a significant contributor to ChargePoint’s revenue in future years. ChargePoint has been and is investing heavily to succeed in Europe. ChargePoint is also working to grow its European business through partnerships with channel partners and car leasing companies and through its acquisitions of ViriCiti B.V. (“ViriCiti”) and has•to•be gmbh (“HTB”) (each as described in Note 3, Business Combinations, to ChargePoint’s notes to the condensed consolidated financial statements). In Europe, ChargePoint primarily competes with other providers of EV charging station networks. Many of these competitors have limited funding, which could cause poor customer experiences and have a negative impact on overall EV adoption in Europe. ChargePoint’s growth in Europe requires differentiating itself as compared to these existing competitors. If ChargePoint is unable to continue penetrating the market in Europe, its financial condition and results of operations could be materially and adversely impacted.
Fleet Expansion
ChargePoint’s future growth is also highly dependent upon success in fleet applications, where there is increasing competition, a high customer dependency on the expected increase in the arrival rate of new vehicles, and likely high concentrations and volatility of purchasing as fleet operators ultimately choose their key providers and make large purchases of EVs. Any significant decline from these customers may have an adverse impact on ChargePoint’s potential for future growth. If ChargePoint is not successful in the fleet vertical, its financial condition and results of operations could be materially and adversely affected.
Impact of New Product Releases and Investments in Growth
As ChargePoint introduces new products, such as the release of its Express Plus DC fast charger in fiscal year 2022 and CP6000 Level 2 AC charger in fiscal year 2023, its gross margins may be initially negatively impacted by launch costs and lower volumes until it achieves targeted cost reductions. Cost reductions may not occur on the timeline ChargePoint expects due to a number of factors, including but not limited to failure to meet its own estimates, unanticipated supply chain difficulties, government mandates or certification requirements. In addition, ChargePoint may accelerate its expenditures where it sees growth opportunities, which may negatively impact gross margin until upfront costs and inefficiencies are absorbed and normalized operations are achieved. Further, ChargePoint continues to invest in prioritizing an assurance of supply of its products and new customer acquisition as part of its “land and expand” model, which puts pressure on gross margins and increases operating expenses. ChargePoint also continuously evaluates and may adjust its expenditures, such as new product introduction costs, based on its launch plans for new products, as well as other factors including the pace and prioritization of current projects under development and the addition of new projects. As ChargePoint attains higher revenue, it expects operating expenses as a percentage of total revenue to decrease as it scales and focuses on increasing operational efficiency and process automation.
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
Macroeconomic Trends
ChargePoint has an international presence and as a result is subject to risks and uncertainties caused by significant events with macroeconomic impacts, including, but not limited to geopolitical events, including the ongoing Russia-Ukraine conflict, rising inflation and interest rates, monetary policy changes, financial services sector instability, recessions, global pandemics and foreign currency fluctuations. Additionally, these macroeconomic impacts have generally disrupted the operations of our customers and prospective customers. For instance, more permanent work-from-home policies, initially caused by the COVID-19 pandemic, are likely to continue affecting the rate of global infrastructure spending, and thus to continue to adversely impact ChargePoint’s commercial business and its overall gross margin as ChargePoint’s commercial business contributes higher margins than its residential and fleet businesses. In addition, ChargePoint has recently experienced a product shift in favor of DC fast chargers which are predominately used in fast urban charging, corridor or long-trip charging relative to the sales of its AC chargers, as states, municipalities and fleets prepare for the transition to electrification. Shifts in ChargePoint’s product mix to DC chargers from AC chargers may negatively affect ChargePoint’s gross profits and gross margins since ChargePoint generally realizes higher gross margins from sales of its AC chargers. Further, disruption to ChargePoint’s supply chains and heightened component and shipping pricing and logistics expenses, which ChargePoint experienced in 2021 and 2022, may further adversely impact ChargePoint’s gross margins, adversely affect demand for ChargePoint’s products, lengthen its product development and sales cycles, and reduce expected spending from new customers, all of which could adversely affect ChargePoint’s business, results of operations and financial condition.
Global economic uncertainty due to other macroeconomic conditions, including inflation, interest rate pressures, disruptions to and credit constraints in the financial services industry, labor market disruptions, and related concerns of a potential recession, have impacted customer behavior related to discretionary spending and sentiment and could continue to impact such behaviors in the future. Any resulting decline in the ability or willingness of customers, fleet owners and operators to purchase ChargePoint’s products or subscription services could have an adverse impact on ChargePoint’s results of operations and financial condition.
Results of Operations and Its Components
Revenue
Networked Charging Systems
Networked Charging Systems revenue includes the deliveries of EV charging system infrastructure, which include a range of AC products for use in residential, commercial and fleet applications, and DC, or fast-charge products for use in commercial and fleet applications, as well as fees received for transferring regulatory incentives earned for participating in low carbon fuel programs. ChargePoint generally recognizes revenue from sales of Networked Charging Systems upon shipment to the customer, at which point ChargePoint’s performance obligation is satisfied. Revenue from regulatory incentives is recognized net of fees and regulatory incentives earned by site hosts when the regulatory incentives are transferred.
Subscriptions
Subscriptions revenue consists of services related to Cloud Services, as well as extended maintenance service plans under Assure. Subscriptions revenue also consists of CPaaS revenue which combines the customer’s use of ChargePoint’s owned and operated systems with Cloud and Assure programs into a single, typically multi-year subscription.
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
For the remainder of fiscal year 2024, ChargePoint expects revenue to grow in both Networked Charging Systems and subscriptions due to increased demand in EVs and the related charging infrastructure market.

	April 30,
Networked Charging Systems	2023	2022	Change
	(dollar amounts in thousands)
Three months ended	$98,320	$59,551	$38,769	65.1%
Percentage of total revenue	75.6%	72.9%
Networked Charging Systems revenue increased during the three months ended April 30, 2023 compared to the three months ended April 30, 2022 primarily due to a continued increase in demand from customers in ChargePoint’s three verticals, resulting in higher volume of Networked Charging Systems delivered across ChargePoint’s major product families.

	April 30,
Subscriptions	2023	2022	Change
	(dollar amounts in thousands)
Three months ended	$26,365	$17,646	$8,719	49.4%
Percentage of total revenue	20.3%	21.6%

Subscriptions revenue increased during the three months ended April 30, 2023 compared to the three months ended April 30, 2022 primarily due to the growth in the number of Cloud subscriptions and Assure subscriptions for Networked Charging Systems connected to ChargePoint’s network.

	April 30,
Other Revenue	2023	2022	Change
	(dollar amounts in thousands)
Three months ended	$5,345	$4,436	$909	20.5%
Percentage of total revenue	4.1%	5.4%
Other revenue increased during the three months ended April 30, 2023 compared to the three months ended April 30, 2022 primarily due to net transaction fees earned for processing payments collected on driver charging sessions at charging sites owned by ChargePoint’s customers.
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

	April 30,
Cost of Networked Charging Systems Revenue	2023	2022	Change
	(dollar amounts in thousands)
Three months ended	$80,922	$56,266	$24,656	43.8%
Percentage of networked charging systems revenue	82.3%	94.5%
Cost of Networked Charging Systems revenue increased during the three months ended April 30, 2023 compared to the three months ended April 30, 2022 primarily due to an increase in the number of Networked Charging Systems delivered.

	April 30,
Cost of Subscriptions Revenue	2023	2022	Change
	(dollar amounts in thousands)
Three months ended	$14,804	$10,628	$4,176	39.3%
Percentage of subscriptions revenue	56.2%	60.2%
Cost of Subscriptions revenue increased during the three months ended April 30, 2023 compared to the three months ended April 30, 2022 primarily due to increases in customer support headcount driven by ChargePoint expanding its Networked

Charging Systems and resulting in an increase in salaries and personnel expenses, including stock-based compensation, as well as increases in Assure maintenance costs and network and wireless connectivity costs.

	April 30,
Cost of Other Revenue	2023	2022	Change
	(dollar amounts in thousands)
Three months ended	$3,769	$2,632	$1,137	43.2%
Percentage of other revenue	70.5%	59.3%
Cost of other revenue increased during the three months ended April 30, 2023 compared to the three months ended April 30, 2022 primarily related to increased other operating costs.
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

	April 30,
Gross Profit and Gross Margin	2023	2022	Change
	(dollar amounts in thousands)
Three months ended	$30,535	$12,107	$18,428	152.2%
Gross margin	23.5%	14.8%	8.7%
Gross profit increased during the three months ended April 30, 2023 compared to the three months ended April 30, 2022 primarily due to an increase in Networked Charging Systems sales that resulted from an increase in the number of Networked Charging Systems delivered and an increase in Subscriptions revenue.
Gross margin increased during the three months ended April 30, 2023 compared to the three months ended April 30, 2022 primarily due to efficiencies realized in managing cost of Networked Charging Systems.
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

	April 30,
Research and Development Expenses	2023	2022	Change
	(dollar amounts in thousands)
Three months ended	$49,396	$48,302	$1,094	2.3%
Percentage of total revenue	38.0%	59.2%
Research and development expenses marginally increased during the three months ended April 30, 2023 compared to the three months ended April 30, 2022.
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

	April 30,
Sales and Marketing Expenses	2023	2022	Change
	(dollar amounts in thousands)
Three months ended	$37,041	$32,588	$4,453	13.7%
Percentage of total revenue	28.5%	39.9%
Sales and marketing expenses increased during the three months ended April 30, 2023 compared to the three months ended April 30, 2022 primarily due to a $3.0 million increase in personnel expenses resulting from headcount growth, which includes a $1.6 million increase in stock-based compensation expenses, as well as a $1.5 million increase in other operating expenses.
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

	April 30,
General and Administrative Expense	2023	2022	Change
	(dollar amounts in thousands)
Three months ended	$24,020	$21,047	$2,973	14.1%
Percentage of total revenue	18.5%	25.8%
General and administrative expenses increased during the three months ended April 30, 2023 compared to the three months ended April 30, 2022 primarily due to a $4.0 million increase in personnel costs resulting from headcount growth, which includes $3.1 million increase in stock-based compensation expense, offset by a $1.0 million decrease in other operating expenses.

Interest Income
Interest income consists primarily of interest earned on ChargePoint’s cash, cash equivalents and short-term investments.

	April 30,
Interest Income	2023	2022	Change
	(dollar amounts in thousands)
Three months ended	$2,460	$106	$2,354	2220.8%
Percentage of total revenue	1.9%	0.1%
Interest income increased during the three months ended April 30, 2023 as compared to the three months ended April 30, 2022 due to higher interest on short-term investments.
Interest Expense
Interest expense consists primarily of the interest on ChargePoint’s 2027 Convertible Notes that were issued in April 2022 which are described more completely below in Liquidity and Capital Resources.

	April 30,
Interest Expense	2023	2022	Change
	(dollar amounts in thousands)
Three months ended	$(2,926)	$(933)	$(1,993)	213.6%
Percentage of total revenue	(2.3)%	(1.1)%
Interest expense increased during the three months ended April 30, 2023 as compared to the three months ended April 30, 2022 primarily due to interest expense on the 2027 Convertible Notes that were issued in April 2022. As of April 30, 2023, ChargePoint had an aggregate of $300.0 million in outstanding 2027 Convertible Notes, which mature in April 2027.
Change in Fair Value of Common Stock Warrant Liabilities
Common stock warrant liabilities consisted of Public Warrants and private placement warrants issued to NGP Switchback, LLC (“Private Placement Warrants”) which ChargePoint assumed in connection with the Merger and which were subject to remeasurement to fair value at each balance sheet date. The Company recorded an immaterial change in fair value of assumed common stock warrant liabilities during the three months ended April 30, 2022. As of April 30, 2022, all Public Warrants and Private Placement Warrants had been exercised or redeemed.
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign currency transaction gains and losses.

	April 30,
Other Income (Expense), net	2023	2022	Change
	(dollar amounts in thousands)
Three months ended	$573	$(447)	$1,020	(228.2)%
Percentage of total revenue	0.4%	(0.5)%
Other income (expense), net, changed from $(0.4) million during the three months ended April 30, 2022 to $0.6 million during the three months ended April 30, 2023 due to favorable changes in foreign exchange rates.

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

	April 30,
Provision for (Benefit from) Income Taxes	2023	2022	Change
	(dollar amounts in thousands)
Three months ended	$(427)	$(1,862)	$1,435	(77.1)%
Percentage of loss before provision for income taxes	0.5%	2.0%
The benefit from income taxes decreased during the three months ended April 30, 2023 as compared to the three months ended April 30, 2022 primarily due to changes to deferred tax liability following a tax rate reduction in certain foreign jurisdictions recorded in the prior year.
Liquidity and Capital Resources
Sources of Liquidity
Historical Sources of Liquidity
ChargePoint has incurred net losses and negative cash flows from operations since its inception, which it anticipates will continue for the foreseeable future. To date, ChargePoint has funded its business and the acquisitions of ViriCiti and HTB primarily with proceeds from the issuance of redeemable convertible preferred stock, proceeds from the Merger, proceeds from warrant and option exercises for cash, convertible debt and from customer payments. As of April 30, 2023, ChargePoint had cash and cash equivalents and restricted cash of $313.7 million. As of January 31, 2023, ChargePoint had cash and cash equivalents, short-term investments and restricted cash of $399.5 million. ChargePoint believes that its cash on hand and cash generated from sales to customers will satisfy its working capital and capital requirements for at least the next twelve months.
From inception to April 30, 2023, ChargePoint has raised aggregate net cash proceeds of $615.7 million from the sale of shares of redeemable convertible preferred stock and $479.2 million from the Merger and the concurrent purchase by certain investors of shares of Common Stock pursuant to separate subscription agreements (the “PIPE financing”).
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
For additional details refer to Part I, Item 1, Note 7, “Debt,” in ChargePoint’s notes to condensed consolidated financial statements in this Quarterly Report.

Shelf Registration and ATM Facility
On July 1, 2022, ChargePoint filed a registration statement on Form S-3 (File No. 333-265986) with the SEC (that was declared effective by the SEC on July 12, 2022), which permits ChargePoint to offer up to $1.0 billion of shares of Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time (the “Shelf Registration Statement”). As part of the Shelf Registration Statement, ChargePoint filed a prospectus supplement registering for sale from time to time up to $500.0 million shares of Common Stock pursuant to a sales agreement (the “ATM Facility”). During the three months ended April 30, 2023, the Company sold a total of 1,909,028 shares of its Common Stock pursuant to the ATM Facility at the prevailing market prices for total proceeds of $17.5 million, net of $0.2 million of issuance costs. As of April 30, 2023, $432.3 million of shares of Common Stock remained available for sale pursuant to the ATM Facility.
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
ChargePoint expects to opportunistically seek access to additional funds through public or private equity offerings or debt financings, including through potential sales of Common Stock under its ATM Facility, and is actively pursuing complementary, non-dilutive sources of credit to provide additional liquidity to support its continued growth. If ChargePoint raises funds by issuing equity securities or debt securities convertible into equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of Common Stock. If ChargePoint raises funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of Common Stock. The terms of debt securities or borrowings could impose significant restrictions or secured interests on ChargePoint’s operations and expose ChargePoint to enhanced risks associated with rising interest rates and elevated inflation experienced globally during fiscal year 2023. The capital markets have in the past, and may in the future, experience periods of higher volatility that could impact the availability and cost of equity and debt financing.
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

Cash Flows
For the Three Months Ended April 30, 2023 and 2022
The following table sets forth a summary of ChargePoint’s cash flows for the periods indicated:

	Three Months ended April 30,
	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(104,245)	$(70,821)
Investing activities	99,160	(5,946)
Financing activities	23,759	303,118
Effects of exchange rates on cash, cash equivalents, and restricted cash	511	(1,003)
Net increase in cash, cash equivalents, and restricted cash	$19,185	$225,348

Net Cash Used in Operating Activities
During three months ended April 30, 2023, net cash used in operating activities was $104.2 million and change in operating assets and liabilities of $61.5 million, offset by an add back of non-cash charges of $36.7 million. The non-cash charges consisted primarily of $24.0 million of stock-based compensation expense, $7.7 million of depreciation, amortization expense and amortization of deferred contract acquisition costs, $3.9 million of inventory reserves and other costs, and $1.1 million of non-cash operating lease cost. The change in operating assets and liabilities was mainly driven by increases in inventories of $53.1 million, prepaid expenses and other assets of $17.9 million, accounts receivable, net, of $2.0 million, offset by increases in deferred revenue of $6.6 million and accounts payable, operating lease liabilities, and accrued and other liabilities of $4.9 million.
During the three months ended April 30, 2022, net cash used in operating activities was $70.8 million, consisting primarily of a net loss of $89.3 million and non-cash charges of $23.8 million, partially offset by an increase in net operating assets of $5.4 million. The non-cash charges primarily consisted of $15.5 million stock-based compensation expense, $6.8 million of depreciation, amortization expense and amortization of deferred contract acquisition costs, $1.2 million of non-cash operating lease cost. The changes in operating assets and liabilities was mainly driven by increases in prepaid expenses and other assets of $10.3 million, a $9.8 million increase in inventories, and a $5.9 million increase in accounts receivable, net, offset by increases in deferred revenue of $10.7 million and accounts payable, operating lease liabilities, and accrued and other liabilities of $10.0 million.
Net Cash (Used In) Provided by Investing Activities
During the three months ended April 30, 2023, net cash provided by investing activities was $99.2 million consisting of cash received from maturities of short-term investments of $105.0 million, partially offset by purchases of property and equipment of $5.8 million and an immaterial initial cash investment in a joint venture.
During the three months ended April 30, 2022, net cash used in investing activities was $5.9 million consisting of cash paid for acquisitions, net of cash acquired, of $2.8 million and purchases of property and equipment of $3.2 million.
Net Cash Provided by Financing Activities
During the three months ended April 30, 2023, net cash provided by financing activities was $23.8 million, consisting of proceeds from the sale of common stock under the ATM Facility, net of commissions and fees, of $17.5 million, proceeds from the issuance of Common Stock under employee equity plans of $5.8 million, net of tax withholdings, and change in driver funds and amounts due to customers of $4.0 million, partially offset by $3.5 million of the total $7.1 million contingent earnout consideration payment, of which the remaining $3.6 million is classified as cash out flow under operating activities.
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
Other than the policies noted in Part I, Item 1, Note 2, Summary of Significant Accounting Policies, in the Company’s notes to condensed consolidated financial statements in this Quarterly Report, there have been no material changes to its critical accounting policies and estimates as compared to those disclosed in its audited consolidated financial statements as of January 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 3, 2023.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
ChargePoint is exposed to market risk for changes in interest rates. ChargePoint had cash, cash equivalents and restricted cash totaling $313.7 million as of April 30, 2023. Cash equivalents were invested primarily in money market funds. ChargePoint’s investment policy is focused on the preservation of capital and supporting its liquidity needs. Under the policy, ChargePoint invests in highly rated securities issued by the U.S. government, and short duration or liquid money market funds. ChargePoint does not invest in financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments. ChargePoint utilizes external investment managers who adhere to the guidelines of its investment policy.
A hypothetical 10% change in interest rates would not have a material impact on the value of ChargePoint’s cash and cash equivalents. There was no material change in ChargePoint’s interest rate risk during the three months ended April 30, 2023 compared to the same period in 2022.
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
Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies can impact ChargePoint’s net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 10% would not result in a material foreign currency loss on foreign-denominated balances as of April 30, 2023. There was no material change in ChargePoint’s foreign currency risk during the three months ended April 30, 2023 compared to the same period in 2022.
At this time, ChargePoint does not enter into financial instruments to hedge its foreign currency exchange risk, but it may in the future.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including ChargePoint’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
ChargePoint’s management, with participation of its Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of ChargePoint’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that ChargePoint’s disclosure controls and procedures were not effective at the reasonable assurance level as of April 30, 2023 due to the material weaknesses in its internal control over financial reporting described below.

Previously Identified Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of ChargePoint’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in Part II, Item 9A, “Controls and Procedures,” of its Annual Report on Form 10-K for the year ended January 31, 2023, ChargePoint’s management concluded the following material weaknesses continue to exist in ChargePoint’s internal control over financial reporting as of April 30, 2023:
•ChargePoint did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of its consolidated financial statements. Specifically, ChargePoint did not design and maintain (a) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (b) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to its financial applications and data to appropriate company personnel and (c) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements. The IT deficiencies did not result in any misstatements to the consolidated financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, ChargePoint management has determined these deficiencies in the aggregate constitute a material weakness; and
•ChargePoint did not design and maintain effective controls over segregation of duties.
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
Remediation Plan
ChargePoint’s remediation efforts are ongoing, and the actions outlined below will continue to be pursued.
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
As we continue to evaluate and enhance our internal control over financial reporting, we may determine that additional measures to address the material weaknesses or adjustments to the remediation plan may be required. Remediation efforts could continue beyond the fiscal year ending January 31, 2024. At this time, ChargePoint cannot provide an estimate of costs incurred in connection with implementing this remediation plan; however, these remediation measures will continue to be a time-consuming process, will result in the Company incurring significant costs, and will place significant demands on the Company’s financial and operational resources.
In order to maintain and improve the effectiveness of its internal control over financial reporting, ChargePoint has expended, and will continue to expend, significant resources, including accounting-related costs and significant management oversight.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting identified during the evaluation that occurred during the quarter ended April 30, 2023, that have materially affected, or are reasonably likely to materially affect, ChargePoint’s internal control over financial reporting.

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
ChargePoint incurred a net loss of $345.1 million for the fiscal year ended January 31, 2023 and had net loss of $79.4 million for the three months ended April 30, 2023. As of April 30, 2023, ChargePoint had an accumulated deficit of $1,236.2 million. ChargePoint believes it will continue to incur significant operating expenses and net losses in future quarters for the near term. There can be no assurance that it will be able to achieve or maintain profitability in the future. ChargePoint’s potential profitability is particularly dependent upon the continued adoption of EVs by consumers and fleet operators and the widespread adoption of electric trucks, other vehicles and other electric transportation modalities, each of which are still in the very early stages of adoption and may not occur.
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
Further, ChargePoint’s current or potential competitors may be acquired by third-parties with greater available resources. In addition, certain of ChargePoint’s competitors have completed transactions to become publicly traded companies and may have ready access to the capital markets for additional funding. As a result, competitors may be able to respond more quickly and effectively than ChargePoint to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, competitors may in the future establish cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace. This competition may also materialize in the form of costly intellectual property disputes or litigation involving ChargePoint.

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
ChargePoint’s success is dependent in part upon establishing and maintaining relationships with a variety of channel partners that it utilizes to extend its geographic reach and market penetration. ChargePoint uses a two-tiered, indirect fulfillment model whereby ChargePoint sells its products and services to its distributors, which in turn sell to resellers, which then sell to end users. ChargePoint refers to these end users as customers. ChargePoint anticipates that it will continue to rely on this two-tiered sales model in order to help facilitate sales of ChargePoint’s products and to grow its business internationally. In the fiscal years ended January 31, 2023, 2022, and 2021, ChargePoint derived a majority of its billings from products and subscriptions sold through channel partners. ChargePoint’s agreements with its channel partners are non-exclusive and do not prohibit them from working with ChargePoint’s competitors or offering competing solutions, and some of ChargePoint’s channel partners may have more established relationships with ChargePoint’s competitors. Similarly, ChargePoint’s channel partners have no obligations to renew their agreements with ChargePoint on commercially reasonable terms or at all, and certain of the agreements governing these relationships may be terminated by either party at any time, with no or limited notice. If ChargePoint’s channel partners choose to place greater emphasis on products of their own or those offered by ChargePoint’s competitors or a result of an acquisition, competitive factors or for other reasons do not continue to market and sell ChargePoint’s solutions in an effective manner or at all, ChargePoint’s ability to grow its business and sell its products may be adversely affected. In addition, ChargePoint’s failure to recruit additional channel partners, or any reduction or delay in their sales of ChargePoint solutions and subscriptions, including because of economic uncertainty, or due to conflicts between channel sales and ChargePoint’s direct sales force may harm ChargePoint’s results of operations. Finally, even if ChargePoint is successful in establishing and maintaining relationships with channel partners, these relationships may not result in greater customer usage of ChargePoint’s solutions and professional services or increased revenue.
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
Disruptions in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers have resulted in additional costs and, to a lesser extent, component shortages, and have led to fluctuations in EV sales in markets around the world. Increased demand for personal electronics and trade restrictions that affect raw materials have contributed to a shortfall of semiconductor chips, which has caused additional supply challenges both within and outside of ChargePoint’s industry. Ongoing supply chain challenges, component shortages and heightened logistics costs have adversely affected ChargePoint’s gross margins in recent quarters and ChargePoint expects that gross margins may continue to be adversely affected by increased material costs and freight and logistic expenses in the future. Costs incurred to expedite delivery of components and replacement parts used in charging stations or in providing installation or maintenance services or to proactively increase inventory could cause ChargePoint to raise its prices, impose surcharges or other fees or refuse to negotiate discounts. Further, any sustained downturn in demand for EVs would also harm ChargePoint’s business.
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
•natural disasters or other events beyond ChargePoint’s control (such as earthquakes, utility interruptions, tsunamis, hurricanes, typhoons, floods, storms or extreme weather conditions, fires, regional economic downturns, regional or global health epidemics); and
•geopolitical turmoil, including the ongoing invasion of Ukraine by Russia or increased trade restrictions between the United States, Russia, China and other countries, social unrest, political instability, terrorism, or other acts of war which may further adversely impact supply chains, shipping, transportation and logistics disruptions.
Further, the United States has imposed extraordinary tariffs and extensive export controls targeted primarily at the semiconductor industry in China. If China retaliates to such measures or there is a conflict between China and Taiwan, which is a leading producer of semiconductors, there could be further disruption to the semiconductor industry and global supply chains. ChargePoint or the suppliers it procures components from may be unable to manufacture products at prices ChargePoint’s customers would accept, or at all. Any inability to pass on future increased costs to customers would put downward pressure on ChargePoint’s gross margins and adversely affect ChargePoint’s business, results of operations and financial condition. In addition, while ChargePoint has not yet experienced a direct impact to its supply chain due to the conflict between Russia and Ukraine, ChargePoint may experience an impact in the future due to increased fuel and shipping costs, limited supply of components or replacement parts used by ChargePoint in its manufacturing process or the automotive industry in general, and delays caused by changes to global shipping routes and logistics. Such adverse impacts on ChargePoint’s supply chain could limit its ability to manufacture and sell its products on a timely and cost-effective basis and adversely affect its gross margins, which could materially adversely affect ChargePoint’s business and results of operations.

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
As the demand for EV charging increases, ChargePoint’s suppliers and contract manufacturers may not be able to dedicate sufficient supply chain, production or sales channel capacity to keep up with the required pace of charging infrastructure expansion. By relying on contract manufacturing, ChargePoint is dependent upon the manufacturer, whose interests may be different from ChargePoint’s. For example, ChargePoint’s suppliers and contract manufacturers may have other customers with demand for the same components or manufacturing services and may allocate their resources based on the supplier’s or manufacturer’s interests or needs to maximize their revenue or relationships with other customers rather than ChargePoint’s interest. As a result, ChargePoint may not be able to assure itself that it will have sufficient control over the supply of key components, inventory or finished goods in a timely manner or with acceptable cost and expense, which may adversely affect ChargePoint’s revenue, cost of goods and gross margins.
If ChargePoint experiences a significant increase in demand for its charging stations in future periods, or if it needs to replace an existing supplier, it may not be possible to supplement or replace them on acceptable terms, which may undermine its ability to deliver products to customers in a timely manner. For example, it may take a significant amount of time to identify a manufacturer that has the capability and resources to build charging stations in sufficient volume. Identifying suitable suppliers and manufacturers could be an extensive process that requires ChargePoint to become satisfied with such party’s quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices. Accordingly, a loss of any significant suppliers or manufacturers could have an adverse effect on ChargePoint’s business, financial condition and operating results. In addition, ChargePoint’s suppliers may face supply chain risks and constraints of their own, which may impact the availability and pricing of its products. For example, supply chain challenges related to global chip shortages that have impacted companies worldwide both within and outside of ChargePoint’s industry may continue to have adverse effects on ChargePoint’s suppliers and, as a result, ChargePoint.
In addition, ChargePoint is subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) to diligence, disclose and report whether or not its products contain minerals originating from the Democratic Republic of the Congo and adjoining countries, or conflict minerals. ChargePoint will incur additional costs to comply with these disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in ChargePoint’s products. These requirements could adversely affect the sourcing, availability and pricing of minerals used in the components used in ChargePoint’s products. It is also possible that ChargePoint’s reputation may be adversely affected if it determines that certain of its products contain minerals not determined to be conflict-free or if it is unable to alter its products, processes or sources of supply to avoid use of such materials. ChargePoint may also encounter end-customers who require that all of the components of the products be certified as conflict-free. If ChargePoint is not able to meet this requirement, such end-customers may choose to purchase products from a different company.
ChargePoint’s business is subject to risks associated with construction, cost overruns and delays, and other contingencies that may arise in the course of completing installations, and such risks may increase in the future as ChargePoint expands the scope of such services with other parties.
ChargePoint does not typically install charging stations at customer sites. These installations are typically performed by ChargePoint partners or electrical contractors with an existing relationship with the customer and/or knowledge of the site. The installation of charging stations at a particular site is generally subject to oversight and regulation in accordance with state and local laws and ordinances relating to building codes, safety, environmental protection and related matters, and typically requires various local and other governmental approvals and permits that may vary by jurisdiction. In addition, building codes, accessibility requirements or regulations may hinder EV charger installation because they end up costing the developer or installer more in order to meet the code requirements. Meaningful delays or cost overruns may impact ChargePoint’s recognition of revenue in certain cases and/or impact customer relationships, either of which could impact ChargePoint’s business and profitability. In addition, the proper preparation, configuration and installation of charging stations requires specialized electrical certifications and skills. If ChargePoint is unable to identify sufficient partners and contractors to satisfy its customers’ installation needs, specifically electricians and construction partners with sufficient skill and expertise installing charging stations, it may delay deployment projects or cause its customers to delay making an investment or commitment to purchase charging stations, which may adversely affect ChargePoint’s business.
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
ChargePoint’s acquisitions or investments may not ultimately strengthen its competitive position or achieve its goals and business strategy; ChargePoint may be subject to claims or liabilities assumed from an acquired company, product or technology; acquisitions or investments ChargePoint completes could be viewed negatively by its customers, investors and securities analysts; and ChargePoint may incur costs and expenses necessary to address an acquired company’s failure to comply with laws and governmental rules and regulations. Additionally, ChargePoint may be subject to litigation or other claims in connection with the acquired company, including claims from terminated employees, former stockholders or other third parties, which may differ from or be more significant than the risks ChargePoint’s business faces for similar litigation or other claims. An acquired company may also need to implement or improve its controls, procedures and policies, and ChargePoint may face risks associated if any of those controls, procedures or policies are insufficiently effective. ChargePoint may also face retention or cultural challenges associated with integrating employees from the acquired company into its organization. If ChargePoint is unsuccessful at integrating acquisitions or investments in a timely manner, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt ChargePoint’s ongoing business and divert management’s attention, and ChargePoint may not be able to manage the integration process successfully or in a timely manner. ChargePoint may not successfully evaluate or utilize the acquired technology or personnel, realize anticipated synergies from the acquisition or investment, or accurately forecast the financial impact of an acquisition or investment transaction or the related integration of such acquisition or investment, including accounting charges and any potential impairment of goodwill and intangible assets recognized in connection with such transaction. ChargePoint may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any acquisitions or investments, each of which could adversely affect its financial condition or the market price of its Common Stock. Furthermore, the sale of equity or issuance of equity-linked debt to finance any such transaction could result in dilution to ChargePoint’s stockholders. The occurrence of any of these risks could harm ChargePoint’s business, operating results and financial condition.
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
Competition for employees can be intense, particularly in Silicon Valley where ChargePoint is headquartered, and the ability to attract, hire and retain them depends on ChargePoint’s ability to provide competitive compensation. In addition, future challenges related to ChargePoint’s “return-to-office” plans, hybrid work model or workplace practices could lead to attrition and difficulty attracting high-quality employees. ChargePoint may not be able to attract, assimilate, develop or retain qualified personnel in the future, and failure to do so could adversely affect its business, including the execution of its global business strategy.
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
For example, during calendar years 2020, 2021, and 2022, in response to the COVID-19 pandemic, ChargePoint modified its business practices by recommending that all non-essential personnel work from home and cancelling or reducing physical participation in sales activities, meetings, events and conferences. As a result, many non-essential ChargePoint personnel have been working from home for almost three years in light of the COVID-19 pandemic. In May 2022, ChargePoint commenced a “return-to-office” plan, which included shifting to a hybrid model where employees have the flexibility to work from home or from the office. In the spring of 2023, ChargePoint further refined its hybrid model to require most employees to return to office at least three days a week. A hybrid work model may create challenges, including challenges maintaining ChargePoint’s corporate culture, increasing attrition or limiting ChargePoint’s ability to attract employees if individuals prefer to continue working full time at home, or if there are instances of COVID-19 infections at the office. Future challenges related to ChargePoint’s “return-to-office” plans, hybrid work model or workplace practices could lead to attrition and difficulty attracting high-quality employees.
The effect of future health pandemics on ChargePoint’s business, prospects and results of operations will depend on their duration and sustained impact. Difficult macroeconomic conditions, such as supply shortages, increased inflation, increased and prolonged unemployment or a decline in consumer confidence as a result of pandemics, as well as reduced spending by businesses, could have a material adverse effect on the demand for ChargePoint’s products and services. The effect of, or even the threats of, a new global pandemic can also vary over time and across the geographies in which ChargePoint operates. For example, variations in “work-from-home” or “return-to-office” policies can cause fluctuations in ChargePoint’s revenues because conditions caused by global pandemics, such as more permanent work-from-home policies, are likely to continue affecting the rate of global infrastructure spending, and thus to continue to adversely impact ChargePoint’s gross margins as ChargePoint’s commercial business tends to contribute higher gross margins than its residential and fleet businesses. Even after the acute impact from any pandemic has subsided, ChargePoint may continue to experience an adverse impact to its business as a result of the pandemic’s global economic impact, including any recession that has occurred or may occur in the future.
Adverse economic conditions or reduced spending by ChargePoint’s customers may adversely impact its business.

ChargePoint’s business depends on the economic health of its current and prospective customers and overall demand for EV charging infrastructure. In addition, the purchase of ChargePoint products and services is often discretionary and typically involves a significant commitment of capital and other resources. Over the past year, the United States, the European Union, and the United Kingdom have experienced historically high levels of inflation. In response to high levels of inflation and recession fears, the U.S. Federal Reserve, the European Central Bank, and the Bank of England have raised, and may continue to raise, interest rates and implement fiscal policy interventions. Even if these interventions lower inflation, they may also reduce economic growth rates, create a recession, and have other similar effects. A further downturn in macroeconomic conditions, including rising inflation and interest rates; supply chain disruptions; global political and economic uncertainty; geopolitical tensions, such as the ongoing Russia-Ukraine conflict and the possibility of conflict or sanctions between the United States and China; a lack of availability of credit; financial services sector instability; a reduction in business confidence and activity; and other factors have in the past, and may in the future, negatively affect the industries to which ChargePoint sell its products and services. ChargePoint’s customers may suffer from reduced operating budgets, which could cause them to defer, reduce, or forego purchases of ChargePoint’s products or services. Moreover, competitors may respond to market conditions by lowering prices, which may make the prices for ChargePoint’s products and services less competitive or cause ChargePoint to reduce its prices, which in turn may reduce ChargePoint’s gross margins and adversely affect ChargePoint’s growth. Uncertainty about global and regional economic conditions, a downturn in the sale or delivery of EVs, or a reduction in EV infrastructure spending even if economic conditions are stable, could adversely impact ChargePoint’s business, financial condition, and results of operations.
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
In addition, sales of vehicles in the automotive industry can be cyclical, which may affect growth in acceptance of EVs. It is uncertain how macroeconomic factors will impact demand for EVs, particularly since EVs can be more expensive than traditional gasoline-powered vehicles. Furthermore, because fleet operators often make large purchases of EVs, this cyclicality and volatility in the automotive industry may be more pronounced with commercial purchasers, and any significant decline in demand from these customers could reduce demand for EV charging and ChargePoint’s products and services in particular.
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
As regulations have required an increase in the mileage capabilities of cars, consumption of renewable transportation fuels, such as ethanol and biodiesel, and the prevalence of other alternative vehicles has been increasing. If fuel efficiency of non-electric vehicles continues to rise, whether as the result of regulations or otherwise, and affordability of vehicles using renewable transportation fuels improves, the demand for EVs could diminish. In addition, the EV fueling model is different than gas or other fuel models, requiring behavior change and education of influencers, consumers and others such as regulatory bodies. Developments in alternative technologies, such as advanced diesel, ethanol, fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect demand for EVs and EV charging stations. For example, fuel which is abundant and relatively inexpensive in the United States, such as compressed natural gas, may emerge as a preferred alternative to petroleum-based propulsion. Regulatory bodies may also adopt rules that substantially favor certain alternatives to petroleum-based propulsion over others, which may not necessarily be EVs, or may adopt rules to eliminate, modify or reduce penalties or incentives to maintain minimum fuel economy standards. Any of these changes may impose additional obstacles to the purchase of EVs or the development of a more ubiquitous EV market. If any of the above influence consumers or businesses to no longer purchase EVs or purchase them at a lower rate, it would materially and adversely affect ChargePoint’s business, operating results, financial condition and prospects.
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
To prevent unauthorized use of ChargePoint’s intellectual property, it may be necessary to prosecute actions for infringement, misappropriation or other violation of ChargePoint’s intellectual property against third-parties. Any such action could result in significant costs and diversion of ChargePoint’s resources and management’s attention, and there can be no assurance that ChargePoint will be successful in any such action. Furthermore, ChargePoint’s current and potential competitors may have the ability to dedicate substantially greater resources to enforce their intellectual property rights than ChargePoint does. Accordingly, ChargePoint may not be able to prevent third-parties from infringing, misappropriating or otherwise violating its intellectual property. Any of the foregoing may adversely affect ChargePoint’s revenues or results of operations.
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
ChargePoint’s future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. ChargePoint plans to incur significant research and development costs in the future as part of its efforts to design, develop, manufacture and introduce new products and enhance existing products. ChargePoint’s research and development expenses were $49.4 million, $195.0 million, $145.0 million, and $75.0 million during the three months ended April 30, 2023, and during the fiscal years ended January 31, 2023, 2022 and 2021, respectively, and are likely to grow in the future. Further, ChargePoint’s research and development program may not produce successful results, and its new products may not achieve market acceptance, create additional revenue or become profitable.
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
In addition to selling charging station hardware, ChargePoint also depends on customers continuing to subscribe to its Cloud Services and extended warranty coverages. Therefore, it is important that customers renew their subscriptions when the contract term expires and add additional charging stations and services to their subscriptions. Customers may decide not to renew their subscriptions with a similar contract period, at the same prices or terms or with the same or a greater number of users, stations or level of functionality. Customer retention may decline or fluctuate as a result of a number of factors, including satisfaction with software and features, functionality of the charging stations, prices, features and pricing of competing products, reductions in spending levels, mergers and acquisitions involving customers and deteriorating general economic conditions.
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

ChargePoint performed an analysis to assess whether an “ownership change,” as defined by Section 382 of the Code, has occurred from its inception through January 31, 2022. Based on this analysis, ChargePoint has experienced “ownership changes,” limiting the utilization of the net operating loss carryforwards or research and development tax credit carryforwards under Section 382 of the Code by first multiplying the value of the ChargePoint’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then applying additional adjustments, as required. As a result of the ownership changes, approximately $17.1 million of Federal net operating loss carryforwards, $17.9 million of California net operating loss carryforwards, and $4.7 million of federal tax credits were determined to have expired unutilized for income tax purposes. ChargePoint’s net operating losses or credits may also be impaired under state law. Accordingly, ChargePoint may not be able to utilize a material portion of the net operating losses or credits. The ability of ChargePoint to utilize its net operating losses or credits is conditioned upon ChargePoint attaining profitability and generating U.S. federal and state taxable income. ChargePoint has incurred significant net losses since inception and will continue to incur significant losses; and therefore, ChargePoint does not know whether or when the combined carryforwards may be or may become subject to limitation by Sections 382 and 383 of the Code.
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
ChargePoint faces increased legal, accounting, administrative and other costs and expenses as a public company that it did not incur as a private company. Sarbanes-Oxley, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements increases costs and make certain activities more time-consuming. A number of those requirements require ChargePoint to carry out activities it has not done previously and additional expenses associated with SEC reporting requirements will continue to be incurred. Furthermore, if any issues in complying with those requirements are identified, such as the material weaknesses as described in this Quarterly Report and the restatement of ChargePoint’s previously issued consolidated financial statements and related material weakness as described in this Risk Factors section, ChargePoint may be subject to additional costs and expenses to come into compliance (see also “Financial, Tax and Accounting-Related Risks—ChargePoint has identified, and has previously identified, material weaknesses in its internal control over financial reporting. If ChargePoint is unable to remediate these material weaknesses, or if ChargePoint identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting, this may result in material misstatements contained within ChargePoint’s consolidated financial statements or cause ChargePoint to fail to meet its periodic reporting obligations,” and “Risks Related to Legal Matters and Regulations—ChargePoint may face litigation and other risks as a result of the material weaknesses in its internal control over financial reporting and the restatement of its financial statements,” for more detail). ChargePoint has incurred and could incur additional costs to rectify those or new issues, and the existence of these issues could adversely affect its reputation or investor perceptions. In addition, as a public company, ChargePoint maintains director and officer liability insurance, for which it must pay substantial premiums. The additional reporting and other obligations imposed by rules and regulations applicable to public companies increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. Advocacy efforts by stockholders and third-parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
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
Additionally, the EU adopted the GDPR in 2016, and it became effective in May 2018. The GDPR governs the countries of the European Economic Area and other countries such as Switzerland. The United Kingdom has adopted the UK GDPR which is regulation similar to the GDPR. The GDPR establishes requirements applicable to the handling of personal data and imposes penalties for non-compliance of up to the greater of €20 million or 4% of worldwide revenue. The costs of compliance with, and other burdens imposed by, the GDPR and UK GDPR may limit the use and adoption of ChargePoint’s products and services and could have an adverse impact on its business. In addition, California adopted the CCPA and the California State Attorney General has begun enforcement actions. Although ChargePoint initiated a compliance program designed to ensure CCPA compliance after consulting with outside privacy counsel, ChargePoint may remain exposed to ongoing legal risks and compliance costs related to CCPA and the new California Privacy Rights Act (“CPRA”), which became effective in most material respects on January 1, 2023. Similar state privacy laws create further compliance obligations and risks of fines and penalties in the event of non-compliance. Furthermore, state attorneys general may also join together to file lawsuits based on violations of applicable state privacy acts. In the event ChargePoint is subject to litigation, penalties, or enforcement actions pursuant to the GDPR, UK GDPR, CCPA, CPRA or applicable state laws, ChargePoint may be subject to fines and penalties, remediation measures which will divert management’s time and attention, as well as harm to its reputation.
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
ChargePoint is subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the Anti-Bribery Act and possibly other anti-bribery and anti-money laundering laws in countries in which it conducts activities. It faces significant risks if it fails to comply with the FCPA and other anti-corruption laws that prohibit companies and their employees and third-party intermediaries from promising, authorizing, offering or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person or securing any advantage. Any violation of the FCPA, other applicable anti-corruption laws, or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, or severe criminal or civil sanctions, which could have an adverse effect on ChargePoint’s reputation, business, operating results and prospects. In addition, ensuring compliance may be costly and time-consuming and responding to any enforcement action may result in a significant diversion of management’s attention and resources, significant defense costs and other professional fees.
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
ChargePoint and its operations, as well as those of ChargePoint’s contractors, suppliers and customers, are subject to certain environmental laws and regulations, including laws related to the use, handling, storage, transportation and disposal of hazardous substances and wastes as well as electronic wastes and hardware, whether hazardous or not. These laws may require ChargePoint or others in ChargePoint’s supply and operations chains to obtain permits and comply with procedures that impose various restrictions and obligations that may have material effects on ChargePoint’s operations. If key permits and approvals cannot be obtained on acceptable terms, or if other operational requirements cannot be met in a manner satisfactory for ChargePoint’s operations or on a timeline that meets ChargePoint’s commercial obligations, it may adversely impact ChargePoint’s business.
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
ChargePoint may raise additional capital through the issuance of equity or debt securities in the future. In that event, the ownership of existing ChargePoint stockholders would be diluted and the value of the stockholders' equity in Common Stock could be reduced. If ChargePoint raised more equity capital from the sale of Common Stock, institutional or other investors may negotiate terms more favorable than the current prices of ChargePoint’s Common Stock. If ChargePoint issues debt securities, the holders of the debt would have a claim to ChargePoint assets that would be prior to the rights of stockholders until the debt is repaid. Interest on these debt securities would increase costs and could negatively impact operating results. On April 12, 2022, ChargePoint completed a private placement of $300.0 million of aggregate principal amount of the 2027 Convertible Notes which will mature on April 1, 2027. The 2027 Convertible Notes may decrease ChargePoint’s business flexibility and access to capital, require a significant amount of cash to service, dilute the ownership interest of existing stockholders and otherwise depress the price of its Common Stock, and delay or hinder an otherwise beneficial takeover of the Company. On July 1, 2022, ChargePoint filed a Registration Statement on Form S-3 (File No. 333-265986), which permits ChargePoint to offer up to $1.0 billion shares of ChargePoint Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time (the “Shelf Registration Statement”). Further, as part of the Shelf Registration Statement, ChargePoint may also sell shares of its Common Stock in “at-the-market” offerings pursuant to that certain common stock sales agreement dated July 1, 2022, by and among ChargePoint and the underwriters thereto (the “ATM Facility”). As of April 30, 2023, $432.3 million of shares of Common Stock remained available for sale pursuant to the ATM Facility. The sale of a substantial number of shares of ChargePoint Common Stock pursuant to the ATM Facility, the Shelf Registration Statement or otherwise, or anticipation of any such sales, could cause the trading price of ChargePoint’s Common Stock to decline or make it more difficult for ChargePoint to sell equity or equity-related securities in the future at a time and at a price that ChargePoint might otherwise desire. In addition, issuances of any shares of ChargePoint Common Stock sold pursuant to the ATM Facility or any securities sold pursuant to the Shelf Registration Statement will have a dilutive effect on our existing stockholders.
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
Further, the indenture governing the 2027 Convertible Notes does not restrict ChargePoint’s ability to incur additional indebtedness other than secured debt, and as a result it and its subsidiaries may incur substantial additional indebtedness in the future. Additionally, ChargePoint expects to opportunistically seek access to additional funds through public or private equity offerings or debt financings, including through potential sales of Common Stock under its ATM Facility, and ChargePoint is actively pursuing complementary sources of credit to provide additional liquidity to support ChargePoint’s continued growth. The terms of debt securities or borrowings could impose significant restrictions or secured interests on ChargePoint’s operations and expose ChargePoint to enhanced risks.

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
As of April 30, 2023, the warrants to purchase Legacy ChargePoint common stock (the “Legacy Warrants”) were exercisable for 34,499,436 shares of Common Stock. Any shares of ChargePoint’s Common Stock issued upon exercise of Legacy Warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of ChargePoint’s Common Stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a)Exhibits:

Exhibit No.	Description
10.1+*	Amended and Restated ChargePoint Holdings, Inc. 2021 Employee Stock Purchase Plan dated December 8, 2022
31.1+	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2+	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________

+ Filed herewith.
*    Denotes management compensatory plan, contract or arrangement.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 8, 2023

CHARGEPOINT HOLDINGS, INC.

	By:	/s/ Rex S. Jackson
	Name:	Rex S. Jackson
	Title:	Chief Financial Officer and Principal Financial Officer