Form 10-Q
period 2023-07-31
ChargePoint Holdings, Inc.
filed 2023-09-11
CIK 1777393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2023
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

The registrant had outstanding 360,053,986 shares of common stock as of August 31, 2023.

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
The following factors, among others, could cause actual results to differ materially from forward-looking statements:
•ChargePoint experiences delays in new product introductions or adoption;
•ChargePoint’s ability to expand its business in Europe and the United States;
•the electric vehicle (“EV”) market and deliveries of passenger and fleet vehicles may not grow as expected;
•ChargePoint may not attract a sufficient number of EV fleet owners or operators as customers;
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
•ChargePoint’s ability to integrate acquired assets and businesses into ChargePoint’s own business and the expected benefits from acquired assets to ChargePoint, its customers and its market position; and
•the possibility that ChargePoint may be adversely affected by other economic factors including macroeconomic conditions such as inflation, rising interest rates, foreign exchange volatility, adverse developments in the financial service industry, slower growth or recession or other business factors or other competitive factors.
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

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ChargePoint Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data, unaudited)

	July 31, 2023	January 31, 2023
Assets
Current assets:
Cash and cash equivalents	$233,499	$264,162
Restricted cash	30,400	30,400
Short-term investments	—	104,966
Accounts receivable, net of allowance of $13,000 as of July 31, 2023 and $10,000 as of January 31, 2023	202,079	164,892
Inventories	143,580	68,730
Prepaid expenses and other current assets	82,657	71,020
Total current assets	692,215	704,170
Property and equipment, net	42,736	40,046
Intangible assets, net	87,924	92,673
Operating lease right-of-use assets	20,164	22,242
Goodwill	216,615	213,716
Other assets	8,734	7,110
Total assets	$1,068,388	$1,079,957

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$99,024	$62,076
Accrued and other current liabilities	145,725	133,483
Deferred revenue	95,800	88,777
Total current liabilities	340,549	284,336
Deferred revenue, noncurrent	124,042	109,833
Debt, noncurrent	295,539	294,936
Operating lease liabilities	19,544	21,841
Deferred tax liabilities	11,868	12,987
Other long-term liabilities	1,626	1,032
Total liabilities	793,168	724,965
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock: $0.0001 par value; 1,000,000,000 shares authorized as of July 31, 2023 and January 31, 2023; 359,792,252 and 348,330,481 shares issued and outstanding as of July 31, 2023 and January 31, 2023, respectively	36	35
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of July 31, 2023 and January 31, 2023; 0 issued and outstanding as of July 31, 2023 and January 31, 2023	—	—
Additional paid-in capital	1,648,198	1,528,104
Accumulated other comprehensive loss	(11,608)	(16,384)
Accumulated deficit	(1,361,406)	(1,156,763)
Total stockholders’ equity	275,220	354,992
Total liabilities and stockholders’ equity	$1,068,388	$1,079,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Revenue
Networked charging systems	$114,574	$84,148	$212,894	$143,699
Subscriptions	30,011	20,244	56,376	37,890
Other	5,909	3,900	11,253	8,336
Total revenue	150,494	108,292	280,523	189,925
Cost of revenue
Networked charging systems	126,961	74,352	207,883	130,618
Subscriptions	18,692	13,278	33,497	23,905
Other	3,716	2,509	7,483	5,142
Total cost of revenue	149,369	90,139	248,863	159,665
Gross profit	1,125	18,153	31,660	30,260
Operating expenses
Research and development	59,642	51,804	109,039	100,105
Sales and marketing	39,671	33,873	76,711	66,460
General and administrative	25,144	22,846	49,164	43,893
Total operating expenses	124,457	108,523	234,914	210,458
Loss from operations	(123,332)	(90,370)	(203,254)	(180,198)
Interest income	1,840	1,460	4,300	1,566
Interest expense	(2,926)	(2,928)	(5,853)	(3,862)
Change in fair value of common stock warrant liabilities	—	—	—	(24)
Other income (expense), net	68	(1,254)	642	(1,702)
Net loss before income taxes	(124,350)	(93,092)	(204,165)	(184,220)
Provision for (benefit from) income taxes	905	(392)	478	(2,254)
Net loss	$(125,255)	$(92,700)	$(204,643)	$(181,966)
Weighted average shares outstanding - Basic and Diluted	355,876,807	336,813,555	353,008,473	335,736,772
Net loss per share - Basic and Diluted	$(0.35)	$(0.28)	$(0.58)	$(0.54)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Net loss	$(125,255)	$(92,700)	$(204,643)	$(181,966)
Other comprehensive income (loss):
Foreign currency translation adjustment	185	(6,562)	4,327	(19,502)
Reclassification adjustment for net realized gains on short-term investments included in net income, net of tax	—	—	449	—
Unrealized loss on short-term investments, net of tax	—	(1,303)	—	(1,303)
Other comprehensive income (loss)	185	(7,865)	4,776	(20,805)
Comprehensive loss	$(125,070)	$(100,565)	$(199,867)	$(202,771)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data, unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2023	348,330,481	$35	$1,528,104	$(16,384)	$(1,156,763)	$354,992
Issuance of common stock under stock plans, net of tax withholding	2,278,764	—	915	—	—	915
Issuance of common stock upon ESPP purchase	562,829	—	4,875	—	—	4,875
Issuance of common stock in connection with ATM offerings, net of issuance costs	1,909,028	—	17,516	—	—	17,516
Vesting of early exercised stock options	—	—	14	—	—	14
Stock-based compensation	—	—	23,964	—	—	23,964
Net loss	—	—	—	—	(79,388)	(79,388)
Other comprehensive income	—	—	—	4,591	—	4,591
Balances as of April 30, 2023	353,081,102	$35	$1,575,388	$(11,793)	$(1,236,151)	$327,479
Issuance of common stock under stock plans, net of tax withholding	2,635,078	—	420	—	—	420
Issuance of common stock in connection with ATM offerings, net of issuance costs	4,076,072	1	37,283	—	—	37,284
Vesting of early exercised stock options	—	—	8	—	—	8
Stock-based compensation	—	—	35,099	—	—	35,099
Net loss	—	—	—	—	(125,255)	(125,255)
Other comprehensive loss	—	—	—	185	—	185
Balances as of July 31, 2023	359,792,252	$36	$1,648,198	$(11,608)	$(1,361,406)	$275,220

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balances as of January 31, 2022	334,760,615	$33	$1,366,855	$(8,219)	$(811,655)	$547,014
Issuance of common stock under stock plans, net of tax withholding	1,631,104	1	772	—	—	773
Issuance of common stock upon ESPP purchase	263,962	—	3,920	—	—	3,920
Issuance of common stock upon exercise of warrants	16,948	—	48	—	—	48
Vesting of early exercised stock options	—	—	17	—	—	17
Stock-based compensation	—	—	15,527	—	—	15,527
Net loss	—	—	—	—	(89,266)	(89,266)
Other comprehensive loss	—	—	—	(12,941)	—	(12,941)
Balances as of April 30, 2022	336,672,629	$34	$1,387,139	$(21,160)	$(900,921)	$465,092
Issuance of common stock upon release of restricted stock units	2,147,834	—	728	—	—	728
Vesting of early exercised stock options	—	—	15	—	—	15
Stock-based compensation	—	—	26,419	—	—	26,419
Net loss	—	—	—	—	(92,700)	(92,700)
Other comprehensive loss	—	—	—	(7,865)	—	(7,865)
Balances as of July 31, 2022	338,820,463	$34	$1,414,301	$(29,025)	$(993,621)	$391,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended July 31,
	2023	2022
Cash flows from operating activities
Net loss	$(204,643)	$(181,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,018	12,476
Non-cash operating lease cost	2,199	2,451
Stock-based compensation	59,063	41,946
Amortization of deferred contract acquisition costs	1,380	1,118
Inventory impairment	28,000	—
Reserves and other	5,026	5,015
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(40,562)	(36,178)
Inventories	(97,906)	(18,239)
Prepaid expenses and other assets	(12,365)	(9,964)
Accounts payable, operating lease liabilities, and accrued and other liabilities	33,957	28,896
Deferred revenue	21,231	20,773
Net cash used in operating activities	(190,602)	(133,672)
Cash flows from investing activities
Purchases of property and equipment	(9,877)	(8,872)
Maturities of investments	105,000	—
Purchases of short-term investments	—	(284,835)
Cash paid for acquisitions, net of cash acquired	—	(2,756)
Net cash provided by (used in) investing activities	95,123	(296,463)
Cash flows from financing activities
Proceeds from issuance of debt, net of discount and issuance costs	—	293,972
Debt issuance costs related to the revolving credit facility	(2,265)	—
Proceeds from the issuance of common stock under employee equity plans, net of tax withholding	6,212	5,419
Proceeds from issuance of common stock in connection with ATM offerings, net of issuance costs	54,799	—
Change in driver funds and amounts due to customers	8,839	4,238
Settlement of contingent earnout liability	(3,537)	—
Net cash provided by financing activities	64,048	303,629
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	768	(1,067)
Net increase in cash, cash equivalents, and restricted cash	(30,663)	(127,573)
Cash, cash equivalents, and restricted cash at beginning of period	294,562	315,635
Cash, cash equivalents, and restricted cash at end of period	$263,899	$188,062

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Cash Flows - (continued)
Six Months Ended July 31, 2023 and 2022
(in thousands, unaudited)

	Six Months Ended July 31,
	2023	2022
Supplementary cash flow information
Cash paid for interest	$5,250	$—
Cash paid for taxes	$547	$197
Supplementary cash flow information on noncash investing and financing activities
Acquisitions of property and equipment included in accounts payable and accrued and other current liabilities	$3,041	$910
Vesting of early exercised stock options	$21	$32
Unpaid debt issuance costs	$507	$—

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
Basis of Presentation
The condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended January 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 3, 2023, which provides a more complete discussion of the Company’s accounting policies and certain other information. The information as of January 31, 2023, included on the condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position as of July 31, 2023, the results of operations for the three and six months ended July 31, 2023 and 2022, and cash flows for the six months ended July 31, 2023 and 2022. The results of operations for the three and six months ended July 31, 2023, are not necessarily indicative of the results that may be expected for the year ending January 31, 2024.
The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has been engaged in developing and marketing its Networked Charging Systems, subscriptions and other offerings, raising capital, and recruiting personnel and it has incurred net operating losses and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of July 31, 2023, the Company had an accumulated deficit of $1,361.4 million.
The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock, convertible notes, exercise proceeds from options and warrants, borrowings under loan facilities, customer payments, proceeds from sale of Common Stock under the ATM Facility (as defined in Note 9, Common Stock), and proceeds from the Reverse Recapitalization (as defined below). The Company had cash, cash equivalents and restricted cash of $263.9 million as of July 31, 2023. Cash outflow from operations was $190.6 million and $133.7 million for the six months ended July 31, 2023 and 2022, respectively. As of September 11, 2023, the date on which these condensed consolidated financial statements were issued, the Company believes that its cash on hand, together with cash generated from sales to customers, will satisfy its working capital and capital requirements for at least the next twelve months.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company’s assessment of the period of time its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties. The Company’s actual results could vary as a result of, and its near- and long-term future capital requirements will depend on, many factors, including its growth rate, subscription renewal activity, the timing and extent of spending to support its acquisitions, infrastructure and research and development efforts, the expansion of sales and marketing activities, the timing of new introductions of products or features, the continuing market adoption of its Networked Charging Systems and Cloud Services platform, and the overall market acceptance of EVs. The Company has and may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. The Company has based its estimates on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. The Company may be required to seek additional equity or debt financing. Future liquidity and cash requirements will depend on numerous factors, including market penetration, the introduction of new products, and potential acquisitions of related businesses or technology. If additional financing is required from outside sources, the Company may not be able to raise it on acceptable terms or at all. If the Company is unable to raise additional capital when desired, or if it cannot expand its operations or otherwise capitalize on its business opportunities because it lacks sufficient capital, the Company may need to reorganize its operations including through further reductions in its workforce and its business, operating results and financial condition would be materially adversely affected.
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
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are held in domestic and foreign cash accounts across large, creditworthy

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents through deposits with federally insured commercial banks and at times cash deposit balances may be in excess of federal insurance limits.
Accounts receivable are stated at the amount the Company expects to collect. The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition.
Concentration of credit risk with respect to trade accounts receivable is considered to be limited due to the diversity of the Company’s customer base and geographic sales areas. As of July 31, 2023, no customer individually accounted for 10% or more of accounts receivable, net. As of January 31, 2023, one customer individually accounted for 10% or more of accounts receivable, net. For the three months ended July 31, 2023, no customer individually represented 10% or more of total revenue. For the three months ended July 31, 2022, one customer accounted for 15% of total revenue. For the six months ended July 31, 2023 and July 31, 2022, no customer individually represented 10% or more of total revenue.
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
The reconciliation of cash, cash equivalents, and restricted cash to amounts presented in the consolidated condensed statements of cash flows was as follows:

	July 31, 2023	January 31, 2023
	(in thousands)
Cash and cash equivalents	$233,499	$264,162
Restricted cash	30,400	30,400
Total cash, cash equivalents, and restricted cash	$263,899	$294,562

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
All of the short-term investments in U.S. Treasury securities have matured and no short-term investments remain outstanding since April 30, 2023. As of January 31, 2023, short-term investments consisted of the following:

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
For the six months ended July 31, 2022, “operating lease liabilities,” “accounts payable,” and “accrued and other liabilities” were combined and presented as a single line item captioned “accounts payable, operating lease liabilities and accrued and other liabilities” within the net cash used in operating activities section of the condensed consolidated statements of cash flows instead of being separately stated as in prior period presentations.
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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4.Goodwill and Intangible Assets
The following table summarizes the changes in carrying amounts of goodwill (in thousands):

Balance as of January 31, 2023	$213,716
Foreign exchange fluctuations	2,899
Balance as of July 31, 2023	$216,615
There was no impairment recognized for the three and six months ended July 31, 2023 and 2022.
The following table presents the details of intangible assets:

	July 31, 2023
	Cost (1)	Accumulated Amortization (1)	Net (1)	Useful Life
	(amounts in thousands, useful lives in years)
Customer relationships	$92,153	$(17,017)	$75,136	10
Developed technology	18,584	(5,796)	12,788	6
	$110,737	$(22,813)	$87,924
_______________
(1) Values are translated into U.S. Dollars at period-end foreign exchange rates.

	January 31, 2023
	Cost (1)	Accumulated Amortization (1)	Net (1)	Useful Life
	(amounts in thousands, useful lives in years)
Customer relationships	$90,738	$(12,223)	$78,515	10
Developed technology	18,355	(4,197)	14,158	6
	$109,093	$(16,420)	$92,673
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
The following table presents the amortization expense related to intangible assets:

	Three Months Ended July 31, 2023		Six Months Ended July 31, 2023
	2023	2022	2023	2022
	(in thousands)
Amortization expense	$3,039	$2,956	$6,077	$5,816

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5.Fair Value Measurements
The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

	Fair Value Measured as of July 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds	$2,343	$—	$—	$2,343
Total financial assets	$2,343	$—	$—	$2,343

	Fair Value Measured as of January 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds	$133,979	$—	$—	$133,979
U.S. Treasury securities	—	104,966	—	104,966
Total financial assets	$133,979	$104,966	$—	$238,945
The money market funds were classified as cash and cash equivalents on the condensed consolidated balance sheets and were within Level 1 of the fair value hierarchy. The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of July 31, 2023 and January 31, 2023. Realized gains and losses, net of tax, were not material for any of the periods presented.
Short-term investments, consisting of U.S. treasury securities, were classified as available-for-sale on purchase date and recorded at fair value on the condensed consolidated balance sheets. No short-term investments have been outstanding since April 30, 2023.
The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments for the six months ended July 31, 2022:

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
Private Placement Liability
The fair values of the private placement warrant liability are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The significant unobservable inputs used in the fair value measurements of the private placement warrant liability include the expected volatility and dividend yield. In determining the fair value of the private placement warrant liability, the Company used the Binomial Lattice Model (“BLM”) that assumes optimal exercise of the Company's redemption option at the earliest possible date (see Note 10, Stock Warrants).
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
As of January 31, 2023, the ViriCiti Earnout liability was determined to be $7.1 million, which was based on the actual achievement of the revenue target, and was subsequently paid in full on March 6, 2023 (see Note 3, Business Combination). Thus, the liability was no longer subject to the fair value measurement and was accordingly transferred out of Level 3 fair value hierarchy, and was included in the “Accrued and other current liabilities” on the Company’s consolidated balance sheets as of January 31, 2023.
6.Composition of Certain Financial Statement Items
Inventories
Inventories consisted of the following:

	July 31, 2023	January 31, 2023
	(in thousands)
Raw materials	$8,814	$11,509
Finished goods and components	134,766	57,221
Total Inventories	$143,580	$68,730
Inventory levels are analyzed periodically and written down to their net realizable value if they have become obsolete, have a cost basis in excess of expected net realizable value or are in excess of expected demand. During the three months ended July 31, 2023, the Company recorded an impairment charge of $28.0 million, consisting of $15.0 million charge to write down the carrying value of certain inventory on hand, as well as $13.0 million charge for losses on non-cancelable purchase commitments for inventory to be received after July 31, 2023, to reduce the carrying value of certain DC fast charging products to their estimated net realizable value. The inventory impairment charge is included in the cost of revenue - networked charging systems in the condensed consolidated statements of operations.
Prepaid expense and other current assets
Prepaid expense and other current assets consisted of the following:

	July 31, 2023	January 31, 2023
	(in thousands)
Prepaid expense	$57,996	$48,464
Other current assets	24,661	22,556
Total Prepaid Expense and Other Current Assets	$82,657	$71,020

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Property and Equipment, net
Property and equipment, net consisted of the following:

	July 31, 2023	January 31, 2023
	(in thousands)
Furniture and fixtures	$1,731	$1,244
Computers and software	7,907	7,164
Machinery and equipment	30,189	25,144
Tooling	14,828	13,782
Leasehold improvements	9,900	9,357
Owned and operated systems	26,352	24,119
Construction in progress	2,973	2,790
	93,880	83,600
Less: Accumulated depreciation	(51,144)	(43,554)
Total Property and Equipment, Net	$42,736	$40,046
The following table presents the depreciation expense:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
Depreciation expense	3,925	3,300	7,941	6,660
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	July 31, 2023	January 31, 2023
	(in thousands)
Accrued expenses	$62,616	$46,105
Refundable customer deposits	16,276	14,551
Payroll and related expenses	18,085	21,495
Taxes payable	18,620	14,232
Other liabilities	30,128	37,100
Total Accrued and Other Current Liabilities	$145,725	$133,483

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Revenue
Revenue consisted of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
United States	$112,960	$84,610	$210,091	$146,925
Rest of World	37,534	23,682	70,432	43,000
Total revenue	$150,494	$108,292	$280,523	$189,925
Deferred Revenue
The following table shows the total deferred revenue for each period presented.

	July 31, 2023	January 31, 2023
	(in thousands)
Deferred revenue	219,842	198,610
The following table shows the revenue recognized that was included in the deferred revenue balance at the beginning of the period.

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
Deferred revenue recognized	$24,418	$14,736	$50,432	$37,388
Remaining Performance Obligation
Remaining performance obligations represents the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancellable contracted amounts that will be invoiced and recognized as revenue in future periods. Revenue expected to be recognized from remaining performance obligations was $244.6 million as of July 31, 2023, of which 42% is expected to be recognized over the next twelve months.
7.Debt
2027 Convertible Notes
The following table presents the Company’s convertible debt outstanding:

	July 31, 2023	January 31, 2023
	(in thousands)
Gross amount	$300,000	$300,000
Debt discount and issuance costs	(4,461)	(5,064)
Carrying amount	$295,539	$294,936

Estimated fair value (Level 2 Inputs)	$227,000	$233,000

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the Company’s interest expense related to convertible debt:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
Contractual interest expense	$2,625	$2,625	$5,250	$3,500
Amortization of debt discount and issuance costs	301	303	603	362
Total interest expense	$2,926	$2,928	$5,853	$3,862

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
•during the five business days period after any ten consecutive trading days in which, if the trading price per $1,000 principal amount of the 2027 Convertible Notes for each trading day of such ten consecutive trading day period is less than 98% of the product of the Company’s closing Common Stock price and the conversion rate of the 2027 Convertible Notes on each such trading day;
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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The 2027 Convertible Notes will be redeemable, in whole or in part, at the Company’s option at any time on or after April 21, 2025, and before the 41st scheduled trading day immediately before the maturity date. The redemption price will be equal to the aggregate principal amount of the 2027 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, a holder may elect to convert its 2027 Convertible Notes during any such redemption period, in which case the applicable conversion rate may be increased in certain circumstances if the 2027 Convertible Notes are converted after they are called for redemption.
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
As of July 31, 2023, the effective interest rate on the 2027 Convertible Notes was 3.93%. Amortization of debt discount and issuance costs is reported as a component of interest expenses and is computed using the straight-line method over the term of the 2027 Convertible Notes, which approximates the effective interest method.
The estimated fair value of the 2027 Convertible Notes, valued using Level 2 fair value inputs, as of July 31, 2023 and January 31, 2023 was $227.0 million and $233.0 million, respectively.
2027 Revolving Credit Facility
On July 27, 2023, the Company entered into a revolving credit agreement by and among the Company, ChargePoint, Inc. (the “Borrower”), certain subsidiaries of the Borrower as guarantors (the “Subsidiary Guarantors”), JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for senior secured revolving credit facility in an initial aggregate principal amount of up to $150.0 million, with a maturity date of January 1, 2027 (the “2027 Revolving Credit Facility”). Pursuant to the Credit Agreement, the Borrower may from time to time arrange for one or more increases in the commitments under the 2027 Revolving Credit Facility in an aggregate principal amount not to exceed $150 million, subject to obtaining the consent of the lenders participating in any such increase. Up to $100.0 million of the 2027 Revolving Credit Facility may be used for the issuance of letters of credit.
The obligations of the Borrower under the Credit Agreement are guaranteed by the Company and the Subsidiary Guarantors and secured by a first priority pledge of the equity securities of the Borrower and certain of its subsidiaries and first priority security interests in substantially all tangible and intangible personal property, including intellectual property, of the Company, the Borrower and each Subsidiary Guarantor, subject to customary exceptions and limitations.

The Credit Agreement contains negative covenants that, among other things, restrict the ability of the Company, the Borrower and its subsidiaries, as applicable, to incur additional indebtedness, incur additional liens, make investments or acquisitions, make dividends, distributions, or other restricted payments, dispose of property, and enter into transactions with affiliates, in each case subject to certain dollar baskets and customary carveouts, as well as customary events of default. In addition, the Credit Agreement requires the Borrower to comply with a minimum total liquidity covenant (“Total Liquidity”) which requires the Borrower to maintain, at all times, Total Liquidity equal to the sum of cash and cash equivalents held by the Borrower and the other loan parties at controlled accounts with the initial lenders under the Credit Agreement plus the aggregate unused amount of the commitments then available to be drawn under the 2027 Revolving Credit Facility.
Borrowings under the 2027 Revolving Credit Facility may be denominated in U.S. dollars, Euros, or Pound Sterling. At the Company’s option, borrowings may bear interest at a rate per annum equal to either (a) an alternate base rate (for borrowings in U.S. dollars) plus a rate per annum of 1.75%, (b) an adjusted SOFR term rate (for borrowings in U.S. dollars)

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

plus a rate per annum of 2.75%, (c) an adjusted EURIBOR rate (for borrowings in Euros) plus a rate per annum of 2.75%, or (d) a daily simple “risk-free” rate (for borrowings in Pounds Sterling) plus a rate per annum of 2.75%.
The Company will pay commitment fees on the average daily unused amount of the 2027 Revolving Credit Facility at a rate per annum of 0.40%. In addition, the Company will also pay participation fees on the average daily undrawn amount of outstanding letters of credit at a rate per annum of 2.25%.
As of July 31, 2023, the Borrower had no borrowings outstanding under the 2027 Revolving Credit Facility. The Borrower also had no letters of credit outstanding under the Credit Agreement as of July 31, 2023 and, as a result, had a borrowing capacity of up to $150.0 million.
8.Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services related to, but not limited to, manufacturing, facilities and professional services under non-cancellable contracts. No open purchase commitments were recorded as liabilities on the condensed consolidated balance sheets as of July 31, 2023 as the Company had not yet received the related goods or services.
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
The Company believes it has recorded adequate provisions for any such lawsuits, claims, and proceedings and, as of July 31, 2023, the Company believes it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in the condensed consolidated financial statements. Based on its experience, the Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted with certainty. While litigation is inherently unpredictable, the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the Company’s results of operations, cash flows and financial condition could be materially adversely affected in a particular period by the resolution of one or more of these contingencies. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved; and such changes are recorded in the accompanying condensed consolidated statements of operations during the period of the change and reflected in accrued and other current liabilities on the accompanying condensed consolidated balance sheets.
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
Letters of Credit
The Company had $30.4 million of secured letters of credit outstanding as of both July 31, 2023 and January 31, 2023. These primarily relate to support of contract manufacturer and customer agreements, and are fully collateralized by cash deposits which the Company recorded in restricted cash on its condensed consolidated balance sheets based on the term of the remaining restriction.
Leases
The Company leases its office facilities under non-cancelable operating leases with various lease terms. The Company also leases certain office equipment under operating lease agreements.
The following table presents future payments of lease liabilities under the Company's non-cancelable operating leases as of July 31, 2023 (in thousands):

(in thousands)
2024 (remaining six months)	$3,532
2025	6,220
2026	5,016
2027	4,710
2028	4,103
Thereafter	6,252
Total undiscounted operating lease payments	29,833
Less: imputed interest	(6,028)
Total operating lease liabilities	23,805
Less: current portion of operating lease liabilities	(4,261)
Operating lease liabilities, noncurrent	$19,544

9.Common Stock
As of July 31, 2023 and January 31, 2023, the Company was authorized to issue 1,000,000,000 shares of Common Stock, with a par value of $0.0001 per share. There were 359,792,252 and 348,330,481 shares issued and outstanding as of July 31, 2023 and January 31, 2023, respectively.
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
During the three months ended July 31, 2023, the Company sold a total of 4,076,072 shares of its Common Stock pursuant to the ATM Facility at the prevailing market prices for total proceeds of $37.3 million, net of $0.4 million of issuance costs. During the six months ended July 31, 2023, the Company sold a total of 5,985,100 shares of its Common Stock pursuant to the ATM Facility at the prevailing market prices for total proceeds of $54.8 million, net of $0.6 million of issuance costs.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of July 31, 2023, $394.6 million of shares of Common Stock remained available for sale pursuant to the ATM Facility.
10.Stock Warrants
Common Stock Warrants
Legacy ChargePoint had outstanding warrants to purchase shares of Legacy ChargePoint common stock (collectively, “Legacy Warrants”), which now represent warrants to purchase Common Stock. As of July 31, 2023, there were 34,499,436 Legacy Warrants outstanding, which are classified as equity.
There was no Legacy Warrants activity during the three and six months ended July 31, 2023.
There was no Legacy Warrants activity during the three months ended July 31, 2022. During the six months ended July 31, 2022, 14,568 Legacy Warrants were exercised resulting in the issuance of 13,223 shares of Common Stock. There were no cash proceeds received for the exercise of Legacy Warrants.
Activity of Legacy Warrants is set forth below:

Legacy Warrants
Outstanding as of January 31, 2023	34,499,436
Warrants exercised	—
Outstanding as of July 31, 2023	34,499,436
Private Placement Warrants
The Private Placement Warrants were initially recognized as a liability, and remeasured to fair value as of any respective exercise dates. On February 21, 2022, the Company redeemed the remaining Private Placement Warrants for 0.355 shares of Common Stock per warrant, resulting in the Company recording no gain or loss and an immaterial loss for the three and six months ended July 31, 2022, respectively. No Private Placement Warrants have been outstanding since April 30, 2022.
11.Equity Plans and Stock-based Compensation
The following sets forth the total stock-based compensation expense for employee equity plans included in the Company’s condensed consolidated statements of operations:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$1,938	$1,341	$2,933	$2,126
Research and development	15,847	11,420	25,353	17,398
Sales and marketing	6,757	5,285	10,926	7,831
General and administrative	10,557	8,373	19,851	14,591
Total stock-based compensation expense	$35,099	$26,419	$59,063	$41,946
As of July 31, 2023, the Company had unrecognized stock-based compensation expense related to stock options, RSUs and PRSUs (as defined below), and 2021 ESPP (as defined below) of $228.5 million, which is expected to be recognized over a weighted-average period of 2.97 years.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2021 Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (“2021 ESPP”) permits participants to purchase shares of the Company’s Common Stock at a discounted price through payroll deductions. As of July 31, 2023, 13,842,252 shares of Common Stock were available under the 2021 ESPP.
2021 Equity Incentive Plan
The 2021 Equity Incentive Plan (“2021 EIP”) allows the Company to grant stock options, stock appreciation rights, restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), and certain other awards. As of July 31, 2023, 44,405,539 shares of Common Stock were available under the 2021 EIP.
There were no options granted for the three and six months ended July 31, 2023.
Restricted Stock Units
A summary of RSUs outstanding under the 2021 EIP as of July 31, 2023 and changes during the fiscal year-to-date period then ended is presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 31, 2023	12,935,413	$15.02
RSU granted	13,600,840	$8.68
RSU vested	(2,813,610)	$14.37
RSU forfeited	(959,444)	$13.97
Outstanding as of July 31, 2023	22,763,199	$11.36
Performance Restricted Stock Units
A summary of PRSUs outstanding under the 2021 EIP as of July 31, 2023 and changes during the fiscal year-to-date period then ended is presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 31, 2023	2,147,366	$10.83
PRSUs granted	60,892	$8.21
PRSU forfeited	(143,266)	$10.47
Outstanding as of July 31, 2023	2,064,992	$10.77
2017 Plan and 2007 Plan
In fiscal year 2022, the Company terminated its 2017 Stock Option Plan (the “2017 Plan”) and 2007 Stock Option Plan (the “2007 Plan”).

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

A summary of options outstanding under the 2017 Plan and 2007 Plan as of July 31, 2023 and changes during the fiscal year-to-date period then ended is presented in the following table:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2023	17,600,524	$0.70	5.6	$201,352
Options exercised	(2,103,163)	$0.64
Options cancelled	(130,985)	$0.77
Outstanding as of July 31, 2023	15,366,376	$0.71	5.4	$122,193
Options vested and expected to vest as of July 31, 2023	15,363,337	$0.71	5.4	$122,169
Exercisable as of July 31, 2023	13,120,974	$0.70	5.1	$104,454
12.Income Taxes
The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter. The effective income tax rate was (0.7)% and 0.4% for the three months ended July 31, 2023 and 2022, respectively. The effective income tax rate was (0.2)% and 1.2% for the six months ended July 31, 2023 and 2022, respectively. The effective tax rate differs from the U.S. statutory rate primarily due to the full valuation allowances on the Company’s net domestic deferred tax assets as it is more likely than not that all of the deferred tax assets will not be realized.
13.Basic and Diluted Net Loss per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three and six months ended July 31, 2023 and 2022:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(in thousands, except share and per share data)
Numerator:
Net loss	$(125,255)	$(92,700)	$(204,643)	$(181,966)
Denominator:
Weighted average common shares outstanding	355,893,921	336,911,941	353,031,968	335,845,756
Less: Weighted average unvested restricted shares and shares subject to repurchase	(17,114)	(98,386)	(23,495)	(108,984)
Weighted average shares outstanding - Basic and Diluted	355,876,807	336,813,555	353,008,473	335,736,772

Net loss per share - Basic and Diluted	$(0.35)	$(0.28)	$(0.58)	$(0.54)

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The potential shares of Common Stock that were excluded from the computation of diluted net loss per share attributable to common stockholders at each period end because including them would have had an antidilutive effect were as follows:

	July 31, 2023	July 31, 2022
2027 Convertible Notes (on an as-converted basis)	12,483,569	12,483,569
Options to purchase common stock	15,366,376	19,280,776
Restricted stock units	22,763,199	13,377,719
Unvested early exercised common stock options	12,178	89,877
Common stock warrants	34,499,436	35,524,021
Employee stock purchase plan	2,739,885	1,739,928
Total potentially dilutive common share equivalents	87,864,643	82,495,890
PRSUs granted were excluded from the above table because the respective stock price targets have not been met as of July 31, 2023.
14.Subsequent Events
On September 6, 2023, the Company announced the reorganizing of its operations including a reduction of the Company's current global workforce by approximately 10% (the “Reorganization”). The Reorganization is expected to lead to approximately $8.0 million in charges, consisting primarily of severance benefits and facility-related expenses. The Company expects that most of these charges will be cash expenditures and that it will recognize these charges primarily during its fiscal third quarter.
The estimates of the charges and expenditures that the Company expects to incur in connection with the Reorganization, and the timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from estimates. In addition, the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the Reorganization.

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
ChargePoint generates revenue primarily through the sale of Networked Charging Systems, Cloud Services and extended parts and labor warranties (“Assure”). The Company also generates revenue, in some instances, by providing customers use of ChargePoint’s owned and operated Networked Charging Systems, Cloud Services and Assure into a single multi-year or annual subscription (“ChargePoint as a Service” or “CPaaS”). Each of Cloud Services, Assure and CPaaS is typically paid for upfront and revenue is recognized ratably over the term of the subscription period.
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
Since its inception in 2007, ChargePoint has been engaged in developing and marketing its Networked Charging Systems, subscriptions and other offerings, raising capital and recruiting personnel. ChargePoint has incurred net operating losses and negative cash flows from operations in every year since its inception. As of July 31, 2023, ChargePoint had an accumulated deficit of $1,361.4 million. ChargePoint has funded its operations primarily from customer payments, the issuance of redeemable convertible preferred stock and convertible notes, exercise proceeds from options and warrants, borrowings under loan facilities and proceeds from the Reverse Recapitalization.

Key Factors Affecting Operating Results
ChargePoint believes its performance and future success depend on several factors that present significant opportunities for it but also pose risks and challenges, including those discussed below:
Growth in EV Adoption
ChargePoint’s revenue growth is directly tied to the number of passenger and commercial EVs sold, which it believes drives the demand for EV charging infrastructure. The market for EVs is still rapidly evolving and although demand for EVs has grown in recent years, there is no guarantee of such future demand. Factors impacting the adoption of EVs include but are not limited to perceptions about EV features, quality, safety, performance and cost; perceptions about the limited range over which EVs may be driven on a single battery charge; volatility in the cost of oil and gasoline; availability of services for EVs; consumers’ perception about the convenience, reliability and cost of charging EVs; and increases in fuel efficiency of internal combustion engine vehicles. In addition, macroeconomic factors, including governmental mandates and incentives and the impact of rising interest rates, inflation and a potential economic recession, could impact demand for EVs, particularly since they can be more expensive to purchase than traditional gasoline-powered vehicles. Further, geopolitical factors, such as the ongoing conflict between Russia and Ukraine, conflicts between the United States and China or between China and Taiwan may negatively impact the global automotive supply chain and reduce the manufacturing of automobiles, including EVs. If the market for EVs does not develop as expected or if there is any slow-down or delay in overall EV adoption or manufacturing rates, ChargePoint’s financial condition and results of operations could be materially and adversely impacted.
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
Fleet Expansion
ChargePoint’s future growth is also highly dependent upon success in EV fleet applications, where there is increasing competition, a high customer dependency on the expected increase in the arrival rate of new vehicles, and likely high concentrations and volatility of purchasing as fleet operators ultimately choose their key providers and make large purchases of EVs. Any significant decline in purchases from these customers or increased competition for these customers may have an adverse impact on ChargePoint’s potential for future growth. If ChargePoint is not successful in the fleet vertical, its financial condition and results of operations could be materially and adversely affected.
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
Subscriptions
Subscriptions revenue consists of services related to Cloud Services, as well as extended maintenance service plans under Assure. Subscriptions revenue also consists of CPaaS revenue which combines the customer’s use of ChargePoint’s owned and operated Networked Charging Systems with Cloud and Assure programs into a single, typically multi-year subscription.
In some instances, CPaaS subscriptions are considered for accounting purposes to contain a lease for the customer’s use of ChargePoint’s owned and operated Networked Charging Systems unless the location allows the customer to receive incremental economic benefit from regulatory credits earned on that Networked Charging System. Lessor revenue relates to operating leases and historically has not been material. Subscriptions revenue is generally recognized over time on a straight-line basis as ChargePoint has an ongoing obligation to deliver such services to the customer.
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

	July 31,
Networked Charging Systems	2023	2022	Change
	(dollar amounts in thousands)
Three months ended	$114,574	$84,148	$30,426	36.2%
Percentage of total revenue	76.1%	77.7%

Six months ended	$212,894	$143,699	$69,195	48.2%
Percentage of total revenue	75.9%	75.7%
Networked Charging Systems revenue increased during the three and six months ended July 31, 2023 compared to the three and six months ended July 31, 2022 primarily due to a continued increase in demand from customers in ChargePoint’s three verticals, resulting in higher volume of Networked Charging Systems delivered across ChargePoint’s major product families.

	July 31,
Subscriptions	2023	2022	Change
	(dollar amounts in thousands)
Three months ended	$30,011	$20,244	$9,767	48.2%
Percentage of total revenue	19.9%	18.7%

Six months ended	$56,376	$37,890	$18,486	48.8%
Percentage of total revenue	20.1%	19.9%
Subscriptions revenue increased during the three and six months ended July 31, 2023 compared to the three and six months ended July 31, 2022 primarily due to the growth in the number of Cloud subscriptions and Assure subscriptions for Networked Charging Systems connected to ChargePoint’s network.

	July 31,
Other Revenue	2023	2022	Change
	(dollar amounts in thousands)
Three months ended	$5,909	$3,900	$2,009	51.5%
Percentage of total revenue	3.9%	3.6%

Six months ended	$11,253	$8,336	$2,917	35.0%
Percentage of total revenue	4.0%	4.4%
Other revenue increased during the three and six months ended July 31, 2023 compared to the three and six months ended July 31, 2022 primarily due to net transaction fees earned for processing payments collected on driver charging sessions at charging sites owned by ChargePoint’s customers.
Cost of Revenue
Networked Charging Systems
ChargePoint uses contract manufacturers to manufacture the substantial majority of its Networked Charging Systems. ChargePoint’s in-house manufacturing is typically limited to initial development units and to early customer samples. ChargePoint’s cost of revenue for the sale of Networked Charging Systems includes the contract manufacturer costs of finished goods and shipping and handling. Cost of revenue for the sale of Networked Charging Systems also consists of salaries and related personnel expenses, including stock-based compensation, warranty provisions, inventory obsolescence and write-downs, depreciation of manufacturing related equipment and facilities, and allocated facilities and information technology expenses. As revenue is recognized, ChargePoint accounts for estimated warranty cost as a charge to cost of revenue. The estimated warranty cost is based on historical and predicted product failure rates and repair expenses.
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

	July 31,
Cost of Networked Charging Systems Revenue	2023	2022	Change
	(dollar amounts in thousands)
Three months ended	$126,961	$74,352	$52,609	70.8%
Percentage of networked charging systems revenue	110.8%	88.4%

Six months ended	$207,883	$130,618	$77,265	59.2%
Percentage of networked charging systems revenue	97.6%	90.9%
Cost of Networked Charging Systems revenue increased during the three and six months ended July 31, 2023 compared to the three and six months ended July 31, 2022 primarily due to an increase in the number of Networked Charging Systems delivered and an inventory impairment charge of $28.0 million, consisting of a $15.0 million charge to write down the carrying value of inventory on hand, as well as a $13.0 million charge for losses on non-cancellable purchase commitments for inventory to be received after July 31, 2023 to reduce the carrying value of certain DC fast charging products to their estimated net realizable value.

	July 31,
Cost of Subscriptions Revenue	2023	2022	Change
	(dollar amounts in thousands)
Three months ended	$18,692	$13,278	$5,414	40.8%
Percentage of subscriptions revenue	62.3%	65.6%

Six months ended	$33,497	$23,905	$9,592	40.1%
Percentage of subscriptions revenue	59.4%	63.1%
Cost of Subscriptions revenue increased during the three and six months ended July 31, 2023 compared to the three and six months ended July 31, 2022 primarily due to increases in customer support headcount driven by ChargePoint expanding its Networked Charging Systems and resulting in an increase in salaries and personnel expenses, including stock-based compensation, as well as increases in Assure maintenance costs and network and wireless connectivity costs.

	July 31,
Cost of Other Revenue	2023	2022	Change
	(dollar amounts in thousands)
Three months ended	$3,716	$2,509	$1,207	48.1%
Percentage of other revenue	62.9%	64.3%

Six months ended	$7,483	$5,142	$2,341	45.5%
Percentage of other revenue	66.5%	61.7%
Cost of other revenue increased during the three and six months ended July 31, 2023 compared to the three and six months ended July 31, 2022 primarily related to increased other operating costs.
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

	July 31,
Gross Profit and Gross Margin	2023	2022	Change
	(dollar amounts in thousands)
Three months ended	$1,125	$18,153	$(17,028)	(93.8)%
Gross margin	0.7%	16.8%	(16.1)%

Six months ended	$31,660	$30,260	$1,400	4.6%
Gross margin	11.3%	15.9%	(4.6)%
Gross profit decreased during the three months ended July 31, 2023 compared to the three months ended July 31, 2022 primarily due to an inventory impairment charge of $28.0 million, consisting of a $15.0 million charge to write down the carrying value of certain inventory on hand, as well as a $13.0 million charge for losses on non-cancellable purchase commitments for inventory to be received after July 31, 2023, to reduce the carrying value of certain DC fast charging products to their estimated net realizable value. For more information, see Note 6, Composition of Certain Financial Statement Items, in the notes to condensed consolidated financial statements in this Quarterly Report.
Gross profit increased marginally during the six months ended July 31, 2023 compared to the six months ended July 31, 2022 due to an increase in Networked Charging Systems and Subscriptions revenue, offset by the inventory impairment charge of $28.0 million.
Gross margin decreased during the three and six months ended July 31, 2023 compared to the three and six months ended July 31, 2022 primarily due to inventory the impairment charge of $28.0 million, increases in personnel expenses as a result of headcount growth, and other operating expenses.
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

	July 31,
Research and Development Expenses	2023	2022	Change
	(dollar amounts in thousands)
Three months ended	$59,642	$51,804	$7,838	15.1%
Percentage of total revenue	39.6%	47.8%

Six months ended	$109,039	$100,105	$8,934	8.9%
Percentage of total revenue	38.9%	52.7%
Research and development expenses increased during the three months ended July 31, 2023 compared to the three months ended July 31, 2022 primarily due to a $9.0 million increase in personnel expenses resulting from headcount growth, which includes a $4.4 million increase in stock-based compensation expenses and a $1.6 million increase in other operating expenses, offset by a $2.8 million decrease in engineering materials costs.
Research and development expenses increased during the six months ended July 31, 2023 compared to the six months ended July 31, 2022 primarily due to a $15.9 million increase in personnel expenses resulting from headcount growth, which includes a $8.0 million increase in stock-based compensation expenses, and a $2.9 million increase in other operating expenses, offset by a $9.9 million decrease in engineering materials costs.

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

	July 31,
Sales and Marketing Expenses	2023	2022	Change
	(dollar amounts in thousands)
Three months ended	$39,671	$33,873	$5,798	17.1%
Percentage of total revenue	26.4%	31.3%

Six months ended	$76,711	$66,460	$10,251	15.4%
Percentage of total revenue	27.3%	35.0%
Sales and marketing expenses increased during the three months ended July 31, 2023 compared to the three months ended July 31, 2022 primarily due to a $2.4 million increase in personnel expenses resulting from headcount growth, which includes a $1.5 million increase in stock-based compensation expenses, a $1.4 million increase in marketing and consulting expenses, and a $2.0 million increase in other operating expenses.
Sales and marketing expenses increased during the six months ended July 31, 2023 compared to the six months ended July 31, 2022 primarily due to a $7.0 million increase in personnel expenses resulting from headcount growth, which includes $3.1 million increase in stock-based compensation expenses, a $2.1 million increase in marketing and consulting expenses, and a $0.7 million increase in other operating expenses.
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

	July 31,
General and Administrative Expense	2023	2022	Change
	(dollar amounts in thousands)
Three months ended	$25,144	$22,846	$2,298	10.1%
Percentage of total revenue	16.7%	21.1%

Six months ended	$49,164	$43,893	$5,271	12.0%
Percentage of total revenue	17.5%	23.1%
General and administrative expenses increased during the three months ended July 31, 2023 compared to the three months ended July 31, 2022 primarily due to a $2.5 million increase in personnel costs resulting from headcount growth, which includes $2.2 million increase in stock-based compensation expense.
General and administrative expenses increased during the six months ended July 31, 2023 compared to the six months ended July 31, 2022 primarily due to $5.7 million increase in personnel costs resulting from headcount growth, which includes $5.3 million increase in stock-based compensation expense

Interest Income
Interest income consists primarily of interest earned on ChargePoint’s cash, cash equivalents and short-term investments.

	July 31,
Interest Income	2023	2022	Change
	(dollar amounts in thousands)
Three months ended	$1,840	$1,460	$380	26.0%
Percentage of total revenue	1.2%	1.3%

Six months ended	$4,300	$1,566	$2,734	174.6%
Percentage of total revenue	1.5%	0.8%
Interest income increased marginally during the three months ended July 31, 2023 as compared to the three months ended July 31, 2022 due to higher interest rates.
Interest income increased during the six months ended July 31, 2023 as compared to the six months ended July 31, 2022 due to higher interest on short-term investments, all of which matured as of April 30, 2023.
Interest Expense
Interest expense consists primarily of the interest on ChargePoint’s 2027 Convertible Notes that were issued in April 2022 which are described more completely below in Liquidity and Capital Resources.

	July 31,
Interest Expense	2023	2022	Change
	(dollar amounts in thousands)
Three months ended	$(2,926)	$(2,928)	$2	(0.1)%
Percentage of total revenue	(1.9)%	(2.7)%

Six months ended	$(5,853)	$(3,862)	$(1,991)	51.6%
Percentage of total revenue	(2.1)%	(2.0)%
Interest expense remains materially unchanged during the three months ended July 31, 2023 compared to the three months ended July 31, 2022.
Interest expense increased during the six months ended July 31, 2023 as compared to the six months ended July 31, 2022 primarily due to interest expense on the 2027 Convertible Notes that were issued in April 2022. As of July 31, 2023, ChargePoint had an aggregate of $300.0 million in outstanding 2027 Convertible Notes, which mature in April 2027.

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

Other Income (Expense), Net
Other income (expense), net consists primarily of foreign currency transaction gains and losses.

	July 31,
Other Income (Expense), net	2023	2022	Change
	(dollar amounts in thousands)
Three months ended	$68	$(1,254)	$1,322	(105.4)%
Percentage of total revenue	—%	(1.2)%

Six months ended	$642	$(1,702)	$2,344	(137.7)%
Percentage of total revenue	0.2%	(0.9)%
Other income (expense), net increased during three and six months ended July 31, 2023 as compared to the three and six months ended July 31, 2022 due to favorable changes in foreign exchange rates.
Provision for (Benefit from) Income Taxes
ChargePoint’s provision for (benefits from) income taxes consists of federal, state and foreign income taxes based on enacted federal, state and foreign tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. Due to the level of historical losses, ChargePoint maintains a valuation allowance against U.S. federal and state deferred tax assets as it has concluded it is more likely than not that these deferred tax assets will not be realized.

	July 31,
Provision for (Benefit from) Income Taxes	2023	2022	Change
	(dollar amounts in thousands)
Three months ended	$905	$(392)	$1,297	(330.9)%
Percentage of loss before provision for income taxes	(0.7)%	0.4%

Six months ended	$478	$(2,254)	$2,732	(121.2)%
Percentage of loss before provision for income taxes	(0.2)%	1.2%
The provision for (benefits from) income taxes increased during the three and six months ended July 31, 2023 as compared to the three and six months ended July 31, 2022 primarily due to changes to deferred tax liability following a tax rate reduction in certain foreign jurisdictions recorded in the prior year.
Liquidity and Capital Resources
Sources of Liquidity
Historical Sources of Liquidity
ChargePoint has incurred net losses and negative cash flows from operations since its inception, which it anticipates will continue for the foreseeable future. To date, ChargePoint has funded its business and recent acquisitions primarily with proceeds from the issuance of redeemable convertible preferred stock, proceeds from the Merger, proceeds from warrant and option exercises for cash, convertible debt and from customer payments. As of July 31, 2023, ChargePoint had cash and cash equivalents and restricted cash of $263.9 million. As of January 31, 2023, ChargePoint had cash and cash equivalents, short-term investments and restricted cash of $399.5 million. ChargePoint believes that its cash on hand and cash generated from sales to customers will satisfy its working capital and capital requirements for at least the next twelve months.
From inception to July 31, 2023, ChargePoint has raised aggregate net cash proceeds of $615.7 million from the sale of shares of redeemable convertible preferred stock and $479.2 million from the Merger and the concurrent purchase by certain investors of shares of Common Stock pursuant to separate subscription agreements.

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
For additional details on the 2027 Convertible Notes refer to Part I, Item 1, Note 7, “Debt,” in ChargePoint’s notes to condensed consolidated financial statements in this Quarterly Report.

2027 Revolving Credit Facility
On July 27, 2023, the Company entered into a revolving credit agreement by and among the Company as the parent guarantor, ChargePoint, Inc. (the “Borrower”), certain subsidiaries of the Borrower as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for senior secured revolving credit facility in an initial aggregate principal amount of up to $150.0 million, with a maturity date of January 1, 2027 (the “2027 Revolving Credit Facility”). Pursuant to the Credit Agreement, the Borrower may from time to time arrange for one or more increases in the commitments under the 2027 Revolving Credit Facility in an aggregate principal amount not to exceed $150.0 million, subject to obtaining the consent of the lenders participating in any such increase.
As of July 31, 2023, the Borrower had no borrowings outstanding or letters of credit under the 2027 Revolving Credit Facility and, as a result, had a borrowing capacity of up to $150.0 million.
For additional details on the 2027 Revolving Credit Facility refer to Part I, Item 1, Note 7, “Debt,” in ChargePoint’s notes to condensed consolidated financial statements in this Quarterly Report
Shelf Registration and ATM Facility
On July 1, 2022, ChargePoint filed a registration statement on Form S-3 (File No. 333-265986) with the SEC (that was declared effective by the SEC on July 12, 2022), which permits ChargePoint to offer up to $1.0 billion of shares of Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time (the “Shelf Registration Statement”). As part of the Shelf Registration Statement, ChargePoint filed a prospectus supplement registering for sale from time to time up to $500.0 million shares of Common Stock pursuant to a sales agreement (the “ATM Facility”). During the three months ended July 31, 2023, the Company sold a total of 4,076,072 shares of its Common Stock pursuant to the ATM Facility at the prevailing market prices for total proceeds of $37.3 million, net of $0.4 million of issuance costs. During the six months ended July 31, 2023, the Company sold a total of 5,985,100 shares of its Common Stock pursuant to the ATM Facility at the prevailing prices for total proceeds of $54.8 million, net of $0.6 million of issuance costs. As of July 31, 2023, $394.6 million of shares of Common Stock remained available for sale pursuant to the ATM Facility.
Long-Term Liquidity Requirements
ChargePoint has incurred net losses and negative cash flows from operations since inception. Until ChargePoint can generate sufficient revenue to cover its cost of sales, operating expenses, working capital and capital expenditures, it expects to primarily fund cash needs through a combination of equity and debt financing. ChargePoint may borrow funds on terms that may include restrictive covenants, such as the restrictive covenants included in the 2027 Revolving Credit Facility, including covenants that restrict the operation of its business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets.
ChargePoint expects to opportunistically seek access to additional funds through public or private equity offerings or debt financings, including through potential sales of Common Stock under its ATM Facility and drawing down amounts under the 2027 Revolving Credit Facility. If ChargePoint raises funds by issuing equity securities or debt securities convertible into equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of Common Stock. If ChargePoint raises funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of Common Stock. The terms of debt securities or borrowings could impose significant restrictions or secured interests on ChargePoint’s operations and expose ChargePoint to enhanced risks associated with rising interest rates and elevated inflation experienced globally during fiscal year 2023. The capital markets have in the past, and may in the future, experience periods of higher volatility that could impact the availability and cost of equity and debt financing.
ChargePoint’s principal use of cash in recent periods has been funding its operations, recent acquisitions, and investing in capital expenditures. ChargePoint’s future capital requirements will depend on many factors, including its revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, expenses associated with its international expansion, the introduction of network enhancements and the continuing market adoption of its Networked Charging Systems. In the future, ChargePoint may enter into arrangements to acquire or invest in complementary businesses, products and technologies. ChargePoint may be required to seek additional equity or debt financing beyond the amounts available to it pursuant to the ATM Facility and the 2027 Revolving Credit Facility.
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
Cash Flows
For the Six Months Ended July 31, 2023 and 2022
The following table sets forth a summary of ChargePoint’s cash flows for the periods indicated:

	Six Months ended July 31,
	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(190,602)	$(133,672)
Investing activities	95,123	(296,463)
Financing activities	64,048	303,629
Effects of exchange rates on cash, cash equivalents, and restricted cash	768	(1,067)
Net decrease in cash, cash equivalents, and restricted cash	$(30,663)	$(127,573)

Net Cash Used in Operating Activities

During the six months ended July 31, 2023, net cash used in operating activities was $190.6 million, consisting primarily of a net loss of $204.6 million and an increase in net operating assets of $95.6 million, partially offset by an add back of non-cash charges of $109.7 million. The changes in operating assets and liabilities were mainly driven by increases in inventories of $97.9 million, accounts receivable, net, of $40.6 million, prepaid expenses and other assets of $12.4 million, offset by increases in deferred revenue of $21.2 million and accounts payable, operating lease liabilities and accrued and other liabilities of $34.0 million. The non-cash charges primarily consisted of $59.1 million of stock-based compensation expense, $28.0 million of inventory write down and related non-cash charges, $15.4 million of depreciation, amortization expense and amortization of deferred contract acquisition costs, $5.0 million of inventory reserves and other costs, and $2.2 million of non-cash operating lease cost.
During the six months ended July 31, 2022, net cash used in operating activities was $133.7 million, consisting primarily of a net loss of $182.0 million and non-cash charges of $63.0 million, partially offset by an increase in net operating assets of

$14.7 million. The non-cash charges primarily consisted of $41.9 million stock-based compensation expense, $13.6 million of depreciation, amortization expense and amortization of deferred contract acquisition costs, $2.5 million of non-cash operating lease cost. The changes in operating assets and liabilities were mainly driven by increases in prepaid expenses and other assets of $10.0 million, a $18.2 million increase in inventories, and a $36.2 million increase in accounts receivable, net, offset by increases in deferred revenue of $20.8 million and accounts payable, operating lease liabilities, and accrued and other liabilities of $28.9 million.
Net Cash (Used In) Provided by Investing Activities
During the six months ended July 31, 2023, net cash provided by investing activities was $95.1 million consisting of cash received from maturities of short-term investments of $105.0 million, partially offset by purchases of property and equipment of $9.9 million and an immaterial initial cash investment in a joint venture.
During the six months ended July 31, 2022, net cash used in investing activities was $296.5 million consisting of cash paid for purchases of short-term investments, consisting of marketable debt securities, of $284.8 million, purchases of property and equipment of $8.9 million, and cash paid for acquisitions, net of cash acquired, related to the acquisition of HTB in the prior year of $2.8 million.
Net Cash Provided by Financing Activities
During the six months ended July 31, 2023, net cash provided by financing activities was $64.0 million, consisting of proceeds from the sale of common stock under the ATM Facility, net of commissions and fees, of $54.8 million, proceeds from the issuance of Common Stock under employee equity plans of $6.2 million, net of tax withholdings, and change in driver funds and amounts due to customers of $8.8 million, partially offset by $2.3 million issuance costs related to the 2027 Revolving Credit Facility and $3.5 million of the total $7.1 million contingent earnout consideration payment, of which the remaining $3.6 million is classified as cash out flow under operating activities.
During the six months ended July 31, 2022, net cash provided by financing activities was $303.6 million, consisting of net proceeds from issuance of debt of $294.0 million, proceeds from the issuance of Common Stock under employee equity plans of $5.4 million, net of tax withholdings, and change in driver funds and amounts due to customers of $4.2 million.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
ChargePoint is exposed to market risk for changes in interest rates. ChargePoint had cash, cash equivalents and restricted cash totaling $263.9 million as of July 31, 2023. Cash equivalents were invested primarily in money market funds. ChargePoint’s investment policy is focused on the preservation of capital and supporting its liquidity needs. Under the policy, ChargePoint invests in highly rated securities issued by the U.S. government, and short duration or liquid money market funds. ChargePoint does not invest in financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments. ChargePoint utilizes external investment managers who adhere to the guidelines of its investment policy.
A hypothetical 10% change in interest rates would not have a material impact on the value of ChargePoint’s cash and cash equivalents. There was no material change in ChargePoint’s interest rate risk during the three months ended July 31, 2023 compared to the same period in 2022.
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
Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies can impact ChargePoint’s net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 10% would not result in a material foreign currency loss on foreign-denominated balances as of July 31, 2023. There was no material change in ChargePoint’s foreign currency risk during the three months ended July 31, 2023 compared to the same period in 2022.
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
ChargePoint’s management, with participation of its Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of ChargePoint’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that ChargePoint’s disclosure controls and procedures were not effective at the reasonable assurance level as of July 31, 2023 due to the material weaknesses in its internal control over financial reporting described below.

Previously Identified Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of ChargePoint’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in Part II, Item 9A, “Controls and Procedures,” of its Annual Report on Form 10-K for the year ended January 31, 2023, ChargePoint’s management concluded the following material weaknesses continue to exist in ChargePoint’s internal control over financial reporting as of July 31, 2023:
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
•Designing and implementing IT general controls, including controls over program change management, the provisioning and monitoring of user access rights and privileges and program development processes and procedures; and
•During the quarter ended July 31, 2023, redesigned and implemented enhanced policies and procedures to retain adequate documentary evidence for certain management review controls over segregation of duties, including precision of review and evidence of review procedures performed to demonstrate effective operation of such controls.
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

Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting identified during the evaluation that occurred during the quarter ended July 31, 2023, other than as described above, that have materially affected, or are reasonably likely to materially affect, ChargePoint’s internal control over financial reporting.

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
ChargePoint incurred a net loss of $345.1 million for the fiscal year ended January 31, 2023 and had net loss of $204.6 million for the six months ended July 31, 2023. As of July 31, 2023, ChargePoint had an accumulated deficit of $1,361.4 million. ChargePoint believes it will continue to incur significant operating expenses and net losses in future quarters for the near term. There can be no assurance that it will be able to achieve or maintain profitability in the future. ChargePoint’s potential profitability is particularly dependent upon the continued adoption of EVs by consumers and fleet operators and the widespread adoption of electric trucks, other vehicles and other electric transportation modalities, each of which are still in the very early stages of adoption and may not occur.
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
In addition, there are other means for charging EVs, which could affect the level of demand for onsite charging capabilities at businesses. For example, Tesla Inc. continues to build out its supercharger network across the United States for its vehicles and has opened its supercharger network up to non-Tesla EVs, which could reduce overall demand for EV charging at other sites, including ChargePoint’s. In addition, many of the major EV manufacturers have recently announced the adoption of the North American Charging Standard (“NACS”) as the standard charging port for their future EV models. Widespread adoption of NACS by EV manufacturers may mean use of EV charging networks, including ChargePoint’s, that historically make use of other charging port standards such as the Combined Charging System (“CCS”) or CHAdeMO, less desirable in the future unless owners or operators of such charging stations retrofit or upgrade their charging stations to be NACS enabled. In addition to competition from established EV charging station network providers, third-party contractors can provide basic electric charging capabilities to potential customers seeking to have on premises EV charging capability or individual customers seeking home charging. Finally, many EV charging manufacturers, including ChargePoint, are offering home charging equipment, which could reduce demand for on premise charging capabilities of potential customers and reduce the demand for onsite charging capabilities if EV owners find charging at home to be sufficient.

Further, ChargePoint’s current or potential competitors may be acquired by third-parties with greater available resources or may have ready access to the capital markets for additional funding. As a result, competitors may be able to respond more quickly and effectively than ChargePoint to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, competitors may in the future establish cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace. This competition may also materialize in the form of costly intellectual property disputes or litigation involving ChargePoint.
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
ChargePoint’s success is dependent in part upon establishing and maintaining relationships with a variety of channel partners that it utilizes to extend its geographic reach and market penetration. ChargePoint uses a two-tiered, indirect fulfillment model whereby ChargePoint sells its products and services to its distributors, which in turn sell to resellers, which then sell to end users. ChargePoint refers to these end users as customers. ChargePoint anticipates that it will continue to rely on this two-tiered sales model in order to help facilitate sales of ChargePoint’s products and to grow its business internationally. In the fiscal years ended January 31, 2023, 2022, and 2021, ChargePoint derived a majority of its billings from products and subscriptions sold through channel partners. ChargePoint’s agreements with its channel partners are non-exclusive and do not prohibit them from working with ChargePoint’s competitors or offering competing solutions, and some of ChargePoint’s channel partners may have more established relationships with ChargePoint’s competitors. Similarly, ChargePoint’s channel partners have no obligations to renew their agreements with ChargePoint on commercially reasonable terms or at all, and certain of the agreements governing these relationships may be terminated by either party at any time, with no or limited notice. If ChargePoint’s channel partners choose to place greater emphasis on products of their own or those offered by ChargePoint’s competitors or as a result of an acquisition, competitive factors or for other reasons do not continue to market and sell ChargePoint’s solutions in an effective manner or at all, ChargePoint’s ability to grow its business and sell its products may be adversely affected. In addition, ChargePoint’s failure to recruit additional channel partners, or any reduction or delay in their sales of ChargePoint solutions and subscriptions, including because of economic uncertainty, or due to conflicts between channel sales and ChargePoint’s direct sales force may harm ChargePoint’s results of operations. Finally, even if ChargePoint is successful in establishing and maintaining relationships with channel partners, these relationships may not result in greater customer usage of ChargePoint’s solutions and professional services or increased revenue.
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
If ChargePoint is unable to accurately anticipate market demand for its products, ChargePoint may have difficulty managing its production and inventory and ChargePoint's operating results could be harmed.
ChargePoint seeks to maintain sufficient levels of inventory in order to avoid supply interruptions and keep sufficient amounts of finished products on hand while also avoiding accumulating excess inventory which increases working capital needs and lowers gross margin. To ensure adequate inventory supply and manage ChargePoint's operations with its third-party manufacturers and suppliers, ChargePoint forecasts material requirements and demand for its products in order to predict future inventory needs and then place orders with its suppliers based on these predictions. ChargePoint's ability to accurately forecast demand for its products could be negatively affected by many factors, including rapid growth, failure to accurately manage ChargePoint's expansion strategy, new product introductions by ChargePoint or its competitors, an increase or decrease in customer demand for ChargePoint products, ChargePoint's failure to accurately forecast customer acceptance of new products, unanticipated changes in general market conditions or regulatory matters, and the weakening of economic conditions or consumer confidence in future economic conditions. In addition, the majority of ChargePoint’s products are sold through its channel partners, distributors and resellers and as a result, ChargePoint is highly reliant on the sales forecasting, sell-through activities and inventory management of its channel partners. If ChargePoint’s channel partners are not effective or efficient in forecasting sales, or sales of particular products, or managing their inventory levels or sell-through expectations then ChargePoint’s management of inventory levels, sales forecasts and parts ordering may be adversely affected which may harm ChargePoint’s financial conditions and results of operations.
Inventory levels in excess of customer demand may result in a portion of ChargePoint's inventory becoming obsolete, as well as inventory write-downs or write-offs. Conversely, if ChargePoint underestimates customer demand for its products or its own requirements for components, sub-assemblies, and materials, ChargePoint's third-party manufacturers and suppliers may not be able to deliver components, sub-assemblies, and materials to meet ChargePoint's standards, lead times or requirements, which could result in inadequate inventory levels or interruptions, delays, or cancellations of deliveries to ChargePoint's customers, any of which would damage its reputation, customer relationships, and business. In addition, several components, sub-assemblies, and materials incorporated into ChargePoint products require lengthy order lead times. As a result, additional supplies or materials may not be available on terms that are acceptable to ChargePoint, or at all, and ChargePoint's third-party manufacturers and suppliers may not be able to allocate sufficient capacity in order to meet ChargePoint's increased requirements, any of which could have an adverse effect on ChargePoint’s ability to meet customer demand for its products and results of operations. ChargePoint has recently experienced fluctuating demand for certain product lines and if future sales of such product lines do not reach forecasted levels, ChargePoint could have excess inventory that it may need to hold for a long period of time, write down, sell at prices lower than expected or discard. For example, during the three months ended July 31, 2023, ChargePoint incurred an adjustment of $28.0 million related to legacy supply-chain related costs and supply overruns on a particular product which contributed to the Company’s decline in gross profit for the period. If ChargePoint is not successful in managing its inventory, ChargePoint's business, financial condition and results of operations could be adversely affected.
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
On September 6, 2023, ChargePoint announced a plan to reduce its global workforce by approximately 10%. This plan was adopted as part of a reorganization intended to improve operational efficiencies and operating costs and better align ChargePoint’s workforce with current business needs, top strategic priorities, and key growth opportunities. ChargePoint may incur additional expenses not currently contemplated due to events associated with the reorganization, for example, the reorganization may have a future impact on other areas of ChargePoint’s liabilities and obligations, which could result in losses in future periods. ChargePoint may not realize, in full or in part, the anticipated benefits and savings from this reorganization due to unforeseen difficulties, delays or unexpected costs. If ChargePoint is unable to realize the expected operational efficiencies and cost savings from the reorganization, its operating results and financial condition would be adversely affected. In addition, ChargePoint may need to undertake additional workforce reductions or restructuring activities in the future.
Competition for employees can be intense, particularly in Silicon Valley where ChargePoint is headquartered, and the ability to attract, hire and retain them depends on ChargePoint’s ability to provide competitive compensation. In addition, future challenges related to ChargePoint’s “return-to-office” plans, hybrid work model, reorganization efforts or workplace practices could lead to attrition and difficulty attracting high-quality employees. ChargePoint may not be able to attract, assimilate, develop or retain qualified personnel in the future, and failure to do so could adversely affect its business, including the execution of its global business strategy.
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
ChargePoint faces risks related to global epidemics and health pandemics, like the COVID-19 pandemic, which may create significant volatility in the global economy and may have a long-lasting adverse impact on ChargePoint and its industry. For instance, such epidemics may cause local, regional or national governments to implement measures to contain pandemic risks, such as travel restrictions, quarantines, shelter in place orders or business shutdowns. Any of these measures may adversely affect ChargePoint’s employees and operations and the operations of its customers, suppliers, vendors and business partners, and may negatively impact demand for EV charging stations, particularly at workplaces, or the supply of components necessary for the manufacture of charging stations.
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
ChargePoint’s business depends on the economic health of its current and prospective customers and overall demand for EV charging infrastructure. In addition, the purchase of ChargePoint products and services is often discretionary and typically involves a significant commitment of capital and other resources. The United States, the European Union, and the United Kingdom have recently experienced historically high levels of inflation. In response to high levels of inflation and recession fears, the U.S. Federal Reserve, the European Central Bank, and the Bank of England have raised, and may continue to raise, interest rates and implement fiscal policy interventions. Even if these interventions lower inflation, they may also reduce economic growth rates, create a recession, and have other similar effects. A further downturn in macroeconomic conditions, including rising inflation and interest rates; supply chain disruptions; global political and economic uncertainty; geopolitical tensions, such as the ongoing Russia-Ukraine conflict and the possibility of conflict or sanctions between the United States and China; a lack of availability of credit; financial services sector instability; a reduction in business confidence and activity; and other factors have in the past, and may in the future, negatively affect the industries to which ChargePoint sells its products and services. ChargePoint’s customers may suffer from reduced operating budgets, which could cause them to defer, reduce, or forego purchases of ChargePoint’s products or services. Moreover, competitors may respond to market conditions by lowering prices, which may make the prices for ChargePoint’s products and services less competitive or cause ChargePoint to reduce its prices, which in turn may reduce ChargePoint’s gross margins and adversely affect ChargePoint’s growth. Uncertainty about global and regional economic conditions, a downturn in the sale or delivery of EVs, or a reduction in EV infrastructure spending even if economic conditions are stable, could adversely impact ChargePoint’s business, financial condition, and results of operations.
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
As EV technologies change, new industry standards evolve or develop or governmental regulations impose new requirements on EV charging technology, ChargePoint may need to upgrade or adapt its charging station technology and introduce new products and services in order to serve vehicles that have the latest technology, such as battery cell technology or charging connector ports, or comply with new governmental regulations, which could involve substantial costs. Even if

ChargePoint is able to keep pace with changes in technology and develop new products and services, its research and development expenses could increase, its gross margins could be adversely affected in some periods and its prior products could become obsolete or non-compliant with governmental regulations or industry standards more quickly than expected. ChargePoint may also incur additional costs and expenses related to new product transitions such as adverse impacts due to supply chain failures to procure sufficient new product components, purchase price variances, or inventory obsolescence costs related to new product transitions, including as the result of any failure on the part of ChargePoint to meet its own estimates and projections. ChargePoint cannot guarantee that any new products will be released in a timely manner, or at all, or achieve market acceptance. Delays in delivering new products that meet customer requirements could damage ChargePoint’s relationships with customers and lead them to seek alternative providers. Delays in introducing products and innovations or the failure to offer innovative products or services at competitive prices may cause existing and potential customers to purchase ChargePoint’s competitors’ products or services. Finally, new or changing state or federal regulations or industry standards may result in delays related to the development of new products or modifications to existing products in order to come into compliance and any such delays may result in customer’s selecting alternative providers or result in delays related to ChargePoint’s ability to install, sell or distribute its charging station technology.
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
The measures ChargePoint takes to protect its technology and intellectual property from unauthorized use by others may not be effective for various reasons, including the following:
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
ChargePoint’s future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. ChargePoint plans to incur significant research and development costs in the future as part of its efforts to design, develop, manufacture and introduce new products and enhance existing products. ChargePoint’s research and development expenses were $109.0 million, $195.0 million, $145.0 million, and $75.0 million during the six months ended July 31, 2023, and during the fiscal years ended January 31, 2023, 2022 and 2021, respectively, and are likely to grow in the future. Further, ChargePoint’s research and development program may not produce successful results, and its new products may not achieve market acceptance, create additional revenue or become profitable.
The current lack of national and international standards may lead to uncertainty, additional competition and further unexpected costs.
Lack of industry standards for EV station management, coupled with utilities and other large organizations mandating their own adoption of specifications that have not become widely adopted in the industry, may hinder innovation or slow new product or new feature introduction.
In addition, automobile manufacturers may choose to utilize their own proprietary systems, which could lock out competition for EV charging stations, or to use their size and market position to influence the market, which could limit ChargePoint’s market and reach to customers, negatively impacting its business. For example, many of the major EV manufacturers have announced the adoption of the NACS as the standard charging port for their future EV models. It is possible that other charging or similar standards may be introduced into the emerging EV market by EV manufacturers, EV charging infrastructure suppliers and other market participants which may not be compatible with ChargePoint’s products or technologies that may cause ChargePoint to have to adapt its business, processes or services to comply with such standard, which may require significant time and research and development costs and, as a result, may have a material and adverse effect on ChargePoint’s revenue or results of operations,
Further, should regulatory bodies impose charging standards that are not compatible with ChargePoint’s products or infrastructure, ChargePoint may incur significant costs to adapt its business model to the new regulatory standards, which may require significant time and, as a result, may have a material and adverse effect on ChargePoint’s revenue or results of operations.
ChargePoint’s technology could have undetected defects, errors or bugs in hardware or software which could reduce market adoption, damage its reputation with current or prospective customers, and/or expose it to product liability and other claims that could materially and adversely affect its business.
ChargePoint may be subject to claims that charging stations have malfunctioned and persons or property were injured and harmed or purported to be injured and harmed. Any insurance that ChargePoint carries may not be sufficient or it may not apply to all situations. Similarly, to the extent that such malfunctions are related to components obtained from third-party vendors, such vendors may not assume responsibility for such malfunctions. In addition, ChargePoint’s customers could be subjected to claims as a result of such incidents and may bring legal claims against ChargePoint to attempt to hold it liable. Any of these events could adversely affect ChargePoint’s brand, relationships with customers, operating results or financial condition.
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
ChargePoint has continued implementation of a plan to remediate these material weaknesses and remediation efforts could continue beyond the fiscal year ending January 31, 2024. These remediation measures are ongoing and include engaging an external advisor to assist with evaluating and documenting the design and operating effectiveness of IT general controls and assisting with the remediation of deficiencies, as necessary, designing and implementing IT general controls, including controls over program change management, the provisioning and monitoring of user access rights and privileges and program development processes and procedures, and during the quarter ended July 31, 2023, redesigned and implemented enhanced policies and procedures to retain adequate documentary evidence for certain management review controls over segregation of duties, including precision of review and evidence of review procedures performed to demonstrate effective operation of such controls.. At this time, ChargePoint cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan, however, these remediation measures will be time consuming, will result in ChargePoint incurring significant costs, and will place significant demands on its financial and operational resources. In order to maintain and improve the effectiveness of its internal control over financial reporting, ChargePoint has expended, and will continue to expend, significant resources, including accounting-related costs and significant management oversight.
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
ChargePoint may raise additional capital through the issuance of equity or debt securities in the future. In that event, the ownership of existing ChargePoint stockholders would be diluted and the value of the stockholders' equity in Common Stock could be reduced. If ChargePoint raised more equity capital from the sale of Common Stock, institutional or other investors may negotiate terms more favorable than the current prices of ChargePoint’s Common Stock. If ChargePoint issues debt securities, the holders of the debt would have a claim to ChargePoint assets that would be prior to the rights of stockholders until the debt is repaid. Interest on these debt securities would increase costs and could negatively impact operating results. On April 12, 2022, ChargePoint completed a private placement of $300.0 million of aggregate principal amount of the 2027 Convertible Notes which will mature on April 1, 2027. The 2027 Convertible Notes may decrease ChargePoint’s business flexibility and access to capital, require a significant amount of cash to service, dilute the ownership interest of existing stockholders and otherwise depress the price of its Common Stock, and delay or hinder an otherwise beneficial takeover of the Company. On July 1, 2022, ChargePoint filed a Registration Statement on Form S-3 (File No. 333-265986), which permits ChargePoint to offer up to $1.0 billion shares of ChargePoint Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time (the “Shelf Registration Statement”). Further, as part of the Shelf Registration Statement, ChargePoint may also sell shares of its Common Stock in “at-the-market” offerings pursuant to that certain common stock sales agreement dated July 1, 2022, by and among ChargePoint and the underwriters thereto (the “ATM Facility”). As of July 31, 2023, $394.6 million of shares of Common Stock remained available for sale pursuant to the ATM Facility. The sale of a substantial number of shares of ChargePoint Common Stock pursuant to the ATM Facility, the Shelf Registration Statement or otherwise, or anticipation of any such sales, could cause the trading price of ChargePoint’s Common Stock to decline or make it more difficult for ChargePoint to sell equity or equity-related securities in the future at a time and at a price that ChargePoint might otherwise desire. In addition, issuances of any shares of ChargePoint Common Stock sold pursuant to the ATM Facility or any securities sold pursuant to the Shelf Registration Statement will have a dilutive effect on our existing stockholders.
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
ChargePoint has entered into a 2027 Revolving Credit Facility that imposes certain restrictions on its business and operations that may affect its ability to operate its business and make payments on its indebtedness.
ChargePoint’s subsidiary ChargePoint, Inc. entered into a revolving credit agreement on July 27, 2023 (the “Revolving Credit Agreement”). The Revolving Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $150.0 million, with a maturity date of January 1, 2027 (the “2027 Revolving Credit Facility”). Pursuant to the Revolving Credit Agreement, ChargePoint may from time to time arrange for one or more increases in the commitments under the 2027 Revolving Credit Facility in an aggregate principal amount not to exceed $150.0 million. The Revolving Credit Agreement contains covenants that, among other things, restrict ChargePoint’s ability to (i) incur additional indebtedness, (ii) incur liens, (iii) sell, transfer, or dispose of property and assets, (iv) invest, (v) make dividends or distributions or other restricted payments and (vi) engage in affiliate transactions, in each case subject to certain dollar baskets and customary carveouts. In addition, ChargePoint is required to comply with a minimum total liquidity covenant (“Total Liquidity”) which requires ChargePoint to maintain, at all times, Total Liquidity equal to the sum of cash and cash equivalents held by ChargePoint and the other loan parties at controlled accounts with the initial lenders under the 2027 Revolving Credit Facility plus the aggregate unused amount of the commitments then available to be drawn under the 2027 Revolving Credit Facility. These restrictions may restrict ChargePoint’s current and future operations, particularly its ability to respond to certain changes in its business or industry or take future actions.
ChargePoint’s ability to satisfy and comply with these restrictive covenants may be impacted by events beyond its control and ChargePoint may be unable to do so. The Revolving Credit Agreement and related security agreements provides that ChargePoint’s breach or failure to satisfy certain covenants may constitute an event of default. Upon the occurrence of an event of default, the lenders under the 2027 Revolving Credit Facility could elect to declare all amounts outstanding under the 2027 Revolving Credit Facility to be immediately due and payable. In addition, the lenders, to whom ChargePoint granted a security interest in substantially all of its assets, including its intellectual property, would have the right to proceed against such assets which were provided as collateral pursuant to the Revolving Credit Agreement and related security agreement. If any debt drawn down under the 2027 Revolving Credit Facility was to be accelerated, ChargePoint may not have sufficient cash on hand or be able to generate sufficient cash to repay it, which may have an adverse effect on its business and operating results. Moreover, the Revolving Credit Agreement requires ChargePoint to dedicate a portion of its cash flow from operations to commitment payments and interest payments in the event ChargePoint was to draw down on the commitment amounts under the 2027 Revolving Credit Facility, thereby reducing the availability of ChargePoint’s cash to fund working capital, capital expenditures and other general corporate purposes; increasing ChargePoint’s vulnerability to adverse general economic, industry, or competitive developments or conditions; and limiting ChargePoint’s flexibility in planning for, or reacting to, changes in its business and the industry in which it operates or in pursuing its strategic objectives.
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
In April 2022, ChargePoint issued the 2027 Convertible Notes and in July 2023, ChargePoint entered into the 2027 Revolving Credit Facility. The indenture for the 2027 Convertible Notes includes a restrictive covenant that, subject to specified exceptions, limits the ability of ChargePoint and its subsidiaries to incur secured debt in excess of $750.0 million. In addition, the indenture includes customary terms and covenants, including certain events of default after which the holders may accelerate the maturity of the 2027 Convertible Notes and declare 100% of the principal of, and accrued and unpaid interest, if any, on, the 2027 Convertible Notes to become due and payable immediately. The 2027 Revolving Credit Facility and related security agreements provide that ChargePoint’s breach or failure to satisfy certain covenants may constitute an event of default. Upon the occurrence of an event of default, the lenders under the 2027 Revolving Credit Facility could elect to declare all amounts outstanding under the 2027 Revolving Credit Facility to be immediately due and payable. As a result of these and other terms in the 2027 Convertible Notes and 2027 Revolving Credit Facility, ChargePoint’s indebtedness may:
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
Further, the indenture governing the 2027 Convertible Notes does not restrict ChargePoint’s ability to incur additional indebtedness other than secured debt, and as a result ChargePoint and its subsidiaries may incur substantial additional indebtedness in the future. Additionally, ChargePoint expects to opportunistically seek access to additional funds through public or private equity offerings or debt financings, including through potential sales of Common Stock under its ATM Facility to provide additional liquidity to support ChargePoint’s continued growth. The terms of debt securities or borrowings could impose significant restrictions or secured interests on ChargePoint’s operations and expose ChargePoint to enhanced risks.

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

Servicing 2027 Convertible Note obligations will require a significant amount of cash. ChargePoint may not have sufficient cash flow from its business to pay its outstanding debt, and ChargePoint may not have the ability to raise the funds necessary to settle conversions of the 2027 Convertible Notes in cash or to repurchase the 2027 Convertible Notes upon a fundamental change, which could adversely affect its business and results of operations.
ChargePoint’s ability to make scheduled payments of the principal of, to pay interest on, or to refinance its indebtedness, including the amounts payable under the 2027 Convertible Notes and any amounts draw under the 2027 Revolving Credit Facility, depends on its future performance, which is subject to economic, financial, competitive, and other factors beyond its control. ChargePoint’s business may not generate cash flow from operations in the future sufficient to service its indebtedness and make necessary capital expenditures. Interest on the 2027 Convertible Notes is payable semi-annually in arrears on April 1 and October 1, commencing on October 1, 2022, and the 2027 Convertible Notes will mature on April 1, 2027, unless redeemed, repurchased or converted in accordance with their terms prior to such date. While ChargePoint can elect to make any interest payment in cash, paid in kind through an increase in the principal amount of the 2027 Convertible Notes, referred to as PIK Interest, or any combination thereof, to the extent ChargePoint elects PIK Interest, the 2027 Convertible Notes bear interest at a rate of 5.00% per annum, compared to 3.50% per annum to the extent paid in cash. If ChargePoint is unable to generate sufficient cash flow to pay the principal and/or interest on its indebtedness, ChargePoint’s flexibility in how it pays interest on the 2027 Convertible Notes may be limited and it may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive, to pay its outstanding indebtedness. ChargePoint’s ability to refinance its indebtedness will depend on the capital markets and its financial condition at such time. For example, interest rate increases and/or other monetary policy changes, could ultimately result in higher short-term and/or long-term interest rates and could otherwise impact the general availability of credit. Higher prevailing interest rates and/or a tightening supply of credit would adversely affect the terms upon which ChargePoint would be able to refinance its indebtedness, if at all. As a result, ChargePoint may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on its debt obligations.
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
As of July 31, 2023, the warrants to purchase Legacy ChargePoint common stock (the “Legacy Warrants”) were exercisable for 34,499,436 shares of Common Stock. Any shares of ChargePoint’s Common Stock issued upon exercise of Legacy Warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of ChargePoint’s Common Stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(a)None
(b)None
(c)Securities Trading Plans for Executive Officers and Directors
On June 14, 2023, Ekta Singh-Bushell, a director of the Company, adopted a Rule 10b5-1 trading plan (the “Singh-Bushell Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act of 1934, as amended Rule 10b5-1(c). The Singh-Bushell Trading Plan has a term of 22 months and provides for the sale of up to 8,848 shares of the Company’s common stock.
During the three months ended July 31, 2023, none of our directors or executive officers modified or terminated a Rule 10b5-1 trading arrangement or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS
(a)Exhibits:

Exhibit No.	Description
10.1
Revolving Credit Agreement, dated as of July 27, 2023 by and among the Company, ChargePoint, Inc., the subsidiaries of the Company party thereto as guarantors, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to ChargePoint Holdings, Inc.’s Current Report on Form 8-K (File No. 001-39004), filed with the SEC on July 27, 2023).

10.2+*	ChargePoint Holdings, Inc. Compensation Program for Non-Employee Directors, dated June 8, 2023
10.3+*	Form of Restricted Stock Unit Award Agreement and Notice under ChargePoint Holdings, Inc. 2021 Equity Incentive Plan
10.4+*	Form of Performance Restricted Stock Unit Award Agreement and Notice under ChargePoint Holdings, Inc. 2021 Equity Incentive Plan.
31.1+	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2+	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________

+ Filed herewith.
*    Denotes management compensatory plan, contract or arrangement.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 11, 2023

CHARGEPOINT HOLDINGS, INC.

	By:	/s/ Rex S. Jackson
	Name:	Rex S. Jackson
	Title:	Chief Financial Officer and Principal Financial Officer