Form 10-Q
period 2023-10-31
ChargePoint Holdings, Inc.
filed 2023-12-08
CIK 1777393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023
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

The registrant had outstanding 418,027,891 shares of common stock as of December 1, 2023.

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

•the impact of actual or threatened litigation;
•ChargePoint’s ability to maintain a strong balance sheet and to raise capital as needed to support its business and pursue growth opportunities;
•ChargePoint’s ability to integrate acquired assets and businesses into ChargePoint’s own business and the expected benefits from acquired assets to ChargePoint, its customers and its market position; and
•the possibility that ChargePoint may be adversely affected by other economic factors including macroeconomic conditions such as inflation, rising interest rates, geopolitical factors, foreign exchange volatility, adverse developments in the financial service industry, slower growth or recession or other business factors or other competitive factors.
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

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ChargePoint Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data, unaudited)

	October 31, 2023	January 31, 2023
Assets
Current assets:
Cash and cash equivalents	$367,012	$264,162
Restricted cash	30,400	30,400
Short-term investments	—	104,966
Accounts receivable, net of allowance of $14,000 as of October 31, 2023 and $10,000 as of January 31, 2023	151,804	164,892
Inventories	199,120	68,730
Prepaid expenses and other current assets	76,111	71,020
Total current assets	824,447	704,170
Property and equipment, net	42,198	40,046
Intangible assets, net	82,636	92,673
Operating lease right-of-use assets	18,057	22,242
Goodwill	211,581	213,716
Other assets	8,742	7,110
Total assets	$1,187,661	$1,079,957

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$101,697	$62,076
Accrued and other current liabilities	152,466	133,483
Deferred revenue	98,484	88,777
Total current liabilities	352,647	284,336
Deferred revenue, noncurrent	128,811	109,833
Debt, noncurrent	282,719	294,936
Operating lease liabilities	18,517	21,841
Deferred tax liabilities	10,811	12,987
Other long-term liabilities	1,594	1,032
Total liabilities	795,099	724,965
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock: $0.0001 par value; 1,000,000,000 shares authorized as of October 31, 2023 and January 31, 2023; 417,939,824 and 348,330,481 shares issued and outstanding as of October 31, 2023 and January 31, 2023, respectively	42	35
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of October 31, 2023 and January 31, 2023; 0 issued and outstanding as of October 31, 2023 and January 31, 2023	—	—
Additional paid-in capital	1,931,450	1,528,104
Accumulated other comprehensive loss	(19,305)	(16,384)
Accumulated deficit	(1,519,625)	(1,156,763)
Total stockholders’ equity	392,562	354,992
Total liabilities and stockholders’ equity	$1,187,661	$1,079,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Revenue
Networked charging systems	$73,893	$97,592	$286,788	$241,291
Subscriptions	30,559	21,670	86,935	59,561
Other	5,831	6,079	17,084	14,415
Total revenue	110,283	125,341	390,807	315,267
Cost of revenue
Networked charging systems	109,452	85,821	317,335	216,439
Subscriptions	19,999	13,400	53,495	37,305
Other	4,778	3,439	12,263	8,581
Total cost of revenue	134,229	102,660	383,093	262,325
Gross profit (loss)	(23,946)	22,681	7,714	52,942
Operating expenses
Research and development	56,524	48,132	165,563	148,237
Sales and marketing	39,834	35,382	116,545	101,842
General and administrative	33,463	22,445	82,627	66,339
Total operating expenses	129,821	105,959	364,735	316,418
Loss from operations	(153,767)	(83,278)	(357,021)	(263,476)
Interest income	1,868	1,905	6,168	3,471
Interest expense	(3,820)	(2,606)	(9,673)	(6,467)
Change in fair value of common stock warrant liabilities	—	—	—	(24)
Other expense, net	(2,815)	(943)	(2,173)	(2,646)
Net loss before income taxes	(158,534)	(84,922)	(362,699)	(269,142)
Provision for (benefit from) income taxes	(315)	(442)	162	(2,696)
Net loss	$(158,219)	$(84,480)	$(362,861)	$(266,446)
Weighted average shares outstanding - Basic and Diluted	376,182,783	339,595,385	360,818,131	337,037,111
Net loss per share - Basic and Diluted	$(0.43)	$(0.25)	$(1.01)	$(0.79)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Net loss	$(158,219)	$(84,480)	$(362,861)	$(266,446)
Other comprehensive income (loss):
Foreign currency translation adjustment	(7,697)	(5,943)	(3,370)	(25,446)
Reclassification adjustment for net realized gains on short-term investments included in net income, net of tax	—	—	449	—
Unrealized loss on short-term investments, net of tax	—	(86)	—	(1,389)
Other comprehensive income (loss)	(7,697)	(6,029)	(2,921)	(26,835)
Comprehensive loss	$(165,916)	$(90,509)	$(365,782)	$(293,281)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data, unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2023	348,330,481	$35	$1,528,104	$(16,384)	$(1,156,763)	$354,992
Issuance of common stock under stock plans, net of tax withholding	2,278,764	—	915	—	—	915
Issuance of common stock upon ESPP purchase	562,829	—	4,875	—	—	4,875
Issuance of common stock in connection with ATM offerings, net of issuance costs	1,909,028	—	17,516	—	—	17,516
Vesting of early exercised stock options	—	—	14	—	—	14
Stock-based compensation	—	—	23,964	—	—	23,964
Net loss	—	—	—	—	(79,388)	(79,388)
Other comprehensive income	—	—	—	4,591	—	4,591
Balances as of April 30, 2023	353,081,102	$35	$1,575,388	$(11,793)	$(1,236,151)	$327,479
Issuance of common stock under stock plans, net of tax withholding	2,635,078	—	420	—	—	420
Issuance of common stock in connection with ATM offerings, net of issuance costs	4,076,072	1	37,283	—	—	37,284
Vesting of early exercised stock options	—	—	8	—	—	8
Stock-based compensation	—	—	35,099	—	—	35,099
Net loss	—	—	—	—	(125,255)	(125,255)
Other comprehensive income	—	—	—	185	—	185
Balances as of July 31, 2023	359,792,252	$36	$1,648,198	$(11,608)	$(1,361,406)	$275,220
Issuance of common stock under stock plans, net of tax withholding	4,130,978	—	1,330	—	—	1,330
Issuance of common stock in connection with ATM offerings, net of issuance costs	53,314,381	6	232,393	—	—	232,399
Issuance of common stock upon ESPP purchase	702,480	—	3,415	—	—	3,415
Vesting of early exercised stock options	—	—	6	—	—	6
Repurchase of unvested restricted shares	(267)	—	—	—	—	—
Impact of convertible note modification	—	—	13,225	—	—	13,225
Stock-based compensation	—	—	32,883	—	—	32,883
Net loss	—	—	—	—	(158,219)	(158,219)
Other comprehensive loss	—	—	—	(7,697)	—	(7,697)
Balances as of October 31, 2023	417,939,824	$42	$1,931,450	$(19,305)	$(1,519,625)	$392,562

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity - (continued)
(in thousands, except share data, unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’Equity
	Shares	Amount
Balances as of January 31, 2022	334,760,615	$33	$1,366,855	$(8,219)	$(811,655)	$547,014
Issuance of common stock under stock plans, net of tax withholding	1,631,104	1	772	—	—	773
Issuance of common stock upon ESPP purchase	263,962	—	3,920	—	—	3,920
Issuance of common stock upon exercise of warrants	16,948	—	48	—	—	48
Vesting of early exercised stock options	—	—	17	—	—	17
Stock-based compensation	—	—	15,527	—	—	15,527
Net loss	—	—	—	—	(89,266)	(89,266)
Other comprehensive loss	—	—	—	(12,941)	—	(12,941)
Balances as of April 30, 2022	336,672,629	$34	$1,387,139	$(21,160)	$(900,921)	$465,092
Issuance of common stock upon release of restricted stock units	2,147,834	—	728	—	—	728
Vesting of early exercised stock options	—	—	15	—	—	15
Stock-based compensation	—	—	26,419	—	—	26,419
Net loss	—	—	—	—	(92,700)	(92,700)
Other comprehensive loss	—	—	—	(7,865)	—	(7,865)
Balances as of July 31, 2022	338,820,463	$34	$1,414,301	$(29,025)	$(993,621)	$391,689
Issuance of common stock under stock plans, net of tax withholding	1,435,049	—	314	—	—	314
Issuance of common stock upon ESPP purchase	343,422		5,027	—	—	5,027
Issuance of common stock upon exercise of warrants	936,764	—	6,354	—	—	6,354
Vesting of early exercised stock options	—	—	17	—	—	17
Repurchase of unvested restricted shares	(4,664)	—	—	—	—	—
Stock-based compensation	—	—	25,698	—	—	25,698
Net loss	—	—	—	—	(84,480)	(84,480)
Other comprehensive loss	—	—	—	(6,029)	—	(6,029)
Balances as of October 31, 2022	341,531,034	$34	$1,451,711	$(35,054)	$(1,078,101)	$338,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended October 31,
	2023	2022
Cash flows from operating activities
Net loss	$(362,861)	$(266,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,160	18,562
Non-cash operating lease cost	3,257	3,539
Stock-based compensation	91,946	67,644
Amortization of deferred contract acquisition costs	2,112	1,729
Inventory impairment	70,000	—
Reserves and other	7,486	11,514
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	8,693	(50,402)
Inventories	(183,569)	(30,057)
Prepaid expenses and other assets	(6,135)	(24,730)
Accounts payable, operating lease liabilities, and accrued and other liabilities	31,738	23,586
Deferred revenue	28,685	28,410
Net cash used in operating activities	(287,488)	(216,651)
Cash flows from investing activities
Purchases of property and equipment	(14,671)	(14,142)
Maturities of investments	105,000	75,000
Purchases of short-term investments	—	(284,835)
Cash paid for acquisitions, net of cash acquired	—	(2,756)
Net cash provided by (used in) investing activities	90,329	(226,733)
Cash flows from financing activities
Proceeds from the exercise of warrants	—	6,354
Proceeds from issuance of debt, net of discount and issuance costs	—	293,972
Debt issuance costs related to the revolving credit facility	(2,853)	—
Proceeds from the issuance of common stock under employee equity plans, net of tax withholding	10,957	10,760
Proceeds from issuance of common stock in connection with ATM offerings, net of issuance costs	287,198	—
Change in driver funds and amounts due to customers	8,935	6,911
Settlement of contingent earnout liability	(3,537)	—
Net cash provided by financing activities	300,700	317,997
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(691)	(1,575)
Net increase (decrease) in cash, cash equivalents, and restricted cash	102,850	(126,962)
Cash, cash equivalents, and restricted cash at beginning of period	294,562	315,635
Cash, cash equivalents, and restricted cash at end of period	$397,412	$188,673

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Cash Flows - (continued)
Nine Months Ended October 31, 2023 and 2022
(in thousands, unaudited)

	Nine Months Ended October 31,
	2023	2022
Supplementary cash flow information
Cash paid for interest	$10,610	$4,929
Cash paid for taxes	$900	$295
Supplementary cash flow information on noncash investing and financing activities
Impact of convertible note modification	$13,225	$—
Right-of-use assets obtained in exchange for lease liabilities	$524	$—
Non-cash adjustment to right-of-use assets due to reorganization	$(2,012)	$—
Acquisitions of property and equipment included in accounts payable and accrued and other current liabilities	$1,673	$1,566
Vesting of early exercised stock options	$27	$49
Unpaid debt issuance costs	$30	$—

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
Basis of Presentation
The condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended January 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 3, 2023, which provides a more complete discussion of the Company’s accounting policies and certain other information. The information as of January 31, 2023, included on the condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position as of October 31, 2023, the results of operations for the three and nine months ended October 31, 2023 and 2022, and cash flows for the nine months ended October 31, 2023 and 2022. The results of operations for the three and nine months ended October 31, 2023, are not necessarily indicative of the results that may be expected for the year ending January 31, 2024.
The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has been engaged in developing and marketing its Networked Charging Systems, subscriptions and other offerings, raising capital, and recruiting personnel and it has incurred net operating losses and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of October 31, 2023, the Company had an accumulated deficit of $1,519.6 million.
The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock, convertible notes, exercise proceeds from options and warrants, borrowings under loan facilities, customer payments, proceeds from sale of Common Stock under the ATM Facility (as defined in Note 9, Common Stock), and proceeds from the Reverse Recapitalization (as defined below). The Company had cash, cash equivalents and restricted cash of $397.4 million as of October 31, 2023. Cash outflow from operations was $287.5 million and $216.7 million for the nine months ended October 31, 2023 and 2022, respectively. As of December 8, 2023, the date on which these condensed consolidated financial statements were issued, the Company believes that its cash on hand, together with cash generated from sales to customers, will satisfy its working capital and capital requirements for at least the next twelve months.

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
Concentration of credit risk with respect to trade accounts receivable is considered to be limited due to the diversity of the Company’s customer base and geographic sales areas. As of October 31, 2023, no customer individually accounted for 10% or more of accounts receivable, net. As of January 31, 2023, one customer individually accounted for 10% or more of accounts receivable, net. For the three and nine months ended October 31, 2023 and October 31, 2022, no customer individually represented 10% or more of total revenue.
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
The reconciliation of cash, cash equivalents, and restricted cash to amounts presented in the consolidated condensed statements of cash flows was as follows:

	October 31, 2023	January 31, 2023
	(in thousands)
Cash and cash equivalents	$367,012	$264,162
Restricted cash	30,400	30,400
Total cash, cash equivalents, and restricted cash	$397,412	$294,562
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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of October 31, 2023, there were no assets or liabilities that were measured at fair value on a recurring basis. As of January 31, 2023, the Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

	Fair Value Measured as of January 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Money market funds	$133,979	$—	$—	$133,979
U.S. Treasury securities	—	104,966	—	104,966
Total financial assets	$133,979	$104,966	$—	$238,945
The money market funds were classified as cash and cash equivalents on the condensed consolidated balance sheets and were within Level 1 of the fair value hierarchy. The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of October 31, 2023 and January 31, 2023. Realized gains and losses, net of tax, were not material for any of the periods presented.
Short-term investments, consisting of U.S. treasury securities, were classified as available-for-sale on purchase date and recorded at fair value on the condensed consolidated balance sheets. As described above, no short-term investments have been outstanding since April 30, 2023.
There have been no Level 3 financial instruments outstanding since January 31, 2023. The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments for the nine months ended October 31, 2022:

	Private placement warrant liability	ViriCiti Earnout liability
	(in thousands)
Fair value as of January 31, 2022	$(25)	$(5,993)
Change in fair value included in other income (expense), net	(23)	—
Effect of foreign currency translation	—	656
Reclassification of warrants to stockholders’ equity (deficit) due to exercise	48	—
Fair value as of October 31, 2022	$—	$(5,337)
Private Placement Liability
The fair values of the private placement warrant liability were based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The significant unobservable inputs used in the fair value measurements of the private placement warrant liability included the expected volatility and dividend yield. In determining the fair value of the private placement warrant liability, the Company used the Binomial Lattice Model (“BLM”) that assumes optimal exercise of the Company's redemption option at the earliest possible date (see Note 10, Stock Warrants).
ViriCiti Earnout Liability
On August 11, 2021, the Company acquired all of the outstanding shares of ViriCiti B.V. (“Viriciti”). The purchase price consideration included the ViriCiti Earnout (as defined in Note 3, Business Combinations), which was consideration contingent on meeting certain revenue targets through January 31, 2023. The fair value of the ViriCiti Earnout liability was previously based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The ViriCiti Earnout liability was valued using a Monte Carlo simulation valuation model using a distribution of potential outcomes over the earnout period based on the most reliable information available. The liability is remeasured to fair value based upon the attainment against the revenue targets and changes in the fair value of earnout liabilities is presented in the consolidated statements of operations using Level 3 fair value inputs.
As of January 31, 2023, the ViriCiti Earnout liability was determined to be $7.1 million, which was based on the actual achievement of the revenue target, and was subsequently paid in full on March 6, 2023 (see Note 3, Business Combinations).

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Thus, the liability was no longer subject to the fair value measurement and was accordingly transferred out of Level 3 fair value hierarchy, and was included in “Accrued and other current liabilities” on the Company’s consolidated balance sheets as of January 31, 2023.
Debt Modification
The Company evaluates amendments to its debt instruments in accordance with ASC 470-50, Debt Modifications and Extinguishments. This evaluation includes (1) if applicable, the change in fair value of embedded conversion option to that of the carrying value of the debt immediately prior to amendment and (2) the net present value of future cash flows of the amended debt to that of the original debt to determine, in each case, if a change greater than 10% occurred. In instances where the net present value of future cash flows or the fair value of an embedded conversion option, if any, changed more than 10%, the Company applies extinguishment accounting. In instances where the net present value of future cash flows and the fair value of an embedded conversion option, if any, changed less than 10%, the Company obtains the fair value of the embedded conversion option to determine if the change in fair value is an increase of more than 10% of the carrying value of the debt immediately prior to the amendment.
Reclassifications of Prior Period Presentation
Certain prior period amounts have been reclassified for consistency with the current year presentation.
For the nine months ended October 31, 2022, “operating lease liabilities,” “accounts payable,” and “accrued and other liabilities” were combined and presented as a single line item captioned “accounts payable, operating lease liabilities and accrued and other liabilities” within the net cash used in operating activities section of the condensed consolidated statements of cash flows instead of being separately stated as in prior period presentations.
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
has•to•be gmbh
On October 6, 2021, the Company acquired all of the outstanding shares of has•to•be gmbh (“HTB”) for approximately $235.0 million, consisting of $132.9 million in cash and $102.1 million in the form of 5,695,176 shares of ChargePoint Common Stock valued at $17.92 per share on the acquisition date. Of the cash component, $2.8 million was paid on February 3, 2022 as part of a working capital adjustment, and of the shares, 885,692 shares, valued at $15.9 million, were held in escrow to cover indemnity claims the Company could have made within eighteen months from the closing date and which were released to former HTB stockholders in April 2023. HTB is an Austria-based e-mobility provider with a European charging software platform.
4.Goodwill and Intangible Assets
The following table summarizes the changes in carrying amounts of goodwill (in thousands):

Balance as of January 31, 2023	$213,716
Foreign exchange fluctuations	(2,135)
Balance as of October 31, 2023	$211,581
There was no impairment recognized for the three and nine months ended October 31, 2023 and 2022.
The following table presents the details of intangible assets:

	October 31, 2023
	Cost (1)	Accumulated Amortization (1)	Net (1)	Useful Life
	(amounts in thousands, useful lives in years)
Customer relationships	$89,696	$(18,813)	$70,883	10
Developed technology	18,187	(6,434)	11,753	6
	$107,883	$(25,247)	$82,636
_______________
(1) Values are translated into U.S. Dollars at period-end foreign exchange rates.

	January 31, 2023
	Cost (1)	Accumulated Amortization (1)	Net (1)	Useful Life
	(amounts in thousands, useful lives in years)
Customer relationships	$90,738	$(12,223)	$78,515	10
Developed technology	18,355	(4,197)	14,158	6
	$109,093	$(16,420)	$92,673
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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Acquisition-related intangible assets included in the above table are finite-lived and are carried at cost less accumulated amortization. Intangible assets are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized.
The following table presents the amortization expense related to intangible assets:

	Three Months Ended October 31, 2023		Nine Months Ended October 31, 2023
	2023	2022	2023	2022
	(in thousands)
Amortization expense	$3,008	$2,837	$9,085	$8,653
5.Composition of Certain Financial Statement Items
Inventories
Inventories consisted of the following:

	October 31, 2023	January 31, 2023
	(in thousands)
Raw materials	$4,129	$11,509
Finished goods and components	194,991	57,221
Total Inventories	$199,120	$68,730
Inventory levels are analyzed periodically and written down to their net realizable value if they have become obsolete, have a cost basis in excess of expected net realizable value or are in excess of expected demand. During the nine months ended October 31, 2023, the Company recorded an impairment charge of $70.0 million, consisting of a $44.1 million charge to write down the carrying value of certain inventory on hand, as well as $25.9 million charge for losses on non-cancelable purchase commitments for inventory to be received after October 31, 2023, to reduce the carrying value of certain DC fast charging products to their estimated net realizable value, address supply overruns related to product transitions, and to better align inventory with current demand. The inventory impairment charge is included in the cost of revenue - networked charging systems in the condensed consolidated statements of operations.
Prepaid expense and other current assets
Prepaid expense and other current assets consisted of the following:

	October 31, 2023	January 31, 2023
	(in thousands)
Prepaid expense	$50,589	$48,464
Other current assets	25,522	22,556
Total Prepaid Expense and Other Current Assets	$76,111	$71,020

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Property and Equipment, net
Property and equipment, net consisted of the following:

	October 31, 2023	January 31, 2023
	(in thousands)
Furniture and fixtures	$1,701	$1,244
Computers and software	8,284	7,164
Machinery and equipment	33,210	25,144
Tooling	14,993	13,782
Leasehold improvements	10,413	9,357
Owned and operated systems	26,548	24,119
Construction in progress	2,181	2,790
	97,330	83,600
Less: Accumulated depreciation	(55,132)	(43,554)
Total Property and Equipment, Net	$42,198	$40,046
The following table presents the depreciation expense:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)
Depreciation expense	4,135	3,249	12,076	9,909
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	October 31, 2023	January 31, 2023
	(in thousands)
Accrued expenses	$53,305	$46,105
Accrued losses on purchase commitments	24,577	7,287
Refundable customer deposits	16,405	14,551
Payroll and related expenses	17,166	21,495
Other current liabilities	41,013	44,045
Total Accrued and Other Current Liabilities	$152,466	$133,483

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Revenue
Revenue consisted of the following:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)
United States	$82,777	$101,559	$292,869	$248,485
Rest of World	27,506	23,782	97,938	66,782
Total revenue	$110,283	$125,341	$390,807	$315,267
Deferred Revenue
The following table shows the total deferred revenue for each period presented.

	October 31, 2023	January 31, 2023
	(in thousands)
Deferred revenue	227,295	198,610
The following table shows the revenue recognized that was included in the deferred revenue balance at the beginning of the period.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)
Deferred revenue recognized	$18,952	$13,275	$69,384	$50,993
Remaining Performance Obligation
Remaining performance obligations represents the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancellable contracted amounts that will be invoiced and recognized as revenue in future periods. Revenue expected to be recognized from remaining performance obligations was $251.8 million as of October 31, 2023, of which 42% is expected to be recognized over the next twelve months.
6.Restructuring Charges
During the three months ended October 31, 2023, the Company implemented a reorganization plan to reduce its operating expenses to continue to increase efficiencies (the “Reorganization”). The Reorganization entailed a reduction in force of approximately 168 employees, or 10% of the Company’s global workforce and other actions to reduce expense. For the three and nine months ended October 31, 2023, the Company incurred $15.6 million of employee severance and employment-related termination costs, and facility and other contract termination charges. As of October 31, 2023, there were $4.5 million in restructuring-related liabilities.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the Reorganization charges by line item within the Company’s condensed consolidated statements of operations during the three and nine months ended October 31, 2023:

	Severances and employment-related termination costs	Facility and other contract terminations	Total
	(in thousands)
Cost of revenue	$996	$—	$996
Research and development	4,183	—	4,183
Sales and marketing	1,343	—	1,343
General and administrative	890	8,189	9,079
Total	$7,412	$8,189	$15,601
7.Debt
The following table presents the Company’s convertible debt outstanding:

	October 31, 2023	January 31, 2023
	(in thousands)
Gross amount	$300,000	$300,000
Debt discount and issuance costs	(17,281)	(5,064)
Carrying amount	$282,719	$294,936

Estimated fair value (Level 2 Inputs)	$194,000	$233,000
The following table presents the Company’s interest expense:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)
2028 Convertible Notes
Contractual interest expense	$3,048	$2,305	$8,298	$5,804
Amortization of debt discount and issuance costs	405	301	1008	663
2027 Revolving Credit Facility
Amortization of debt issuance costs	205	—	205	—
Commitment fees	162	—	162	—
Total interest expense	$3,820	$2,606	$9,673	$6,467
2028 Convertible Notes
In April 2022, the Company completed a private placement of $300.0 million aggregate principal amount of unsecured Convertible Senior PIK Toggle Notes (formerly, the “2027 Convertible Notes”, hereafter as “Original Convertible Notes), the terms of which were amended during the three months ended October 31, 2023, as described below (the “Notes Amendment”). Prior to the Notes Amendment, the maturity date of the Original Convertible Note was April 1, 2027. The Original Convertible Notes were sold in a private placement in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(a)(2) of the Securities Act.
The net proceeds from the sale of the Original Convertible Notes were approximately $294.0 million after deducting initial purchaser discounts and commissions and the Company’s offering expenses. The debt discount and issuance costs, net of

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

accumulated amortization, are reported as a direct deduction from the face amount of the Original Convertible Notes. The Company used the net proceeds for general corporate purposes.
Prior to the Notes Amendment, the Original Convertible Notes bore interest at 3.50% per annum, to the extent paid in cash (“Cash Interest”), and 5.00% per annum, to the extent paid in kind through the issuance of additional Original Convertible Notes (“PIK Interest”), with such interest payable semi-annually in arrears on April 1st and October 1st of each year, beginning on October 1, 2022. The Company can elect to make any interest payment through Cash Interest, PIK Interest or any combination thereof.
The Original Convertible Notes are convertible, based on the applicable conversion rate, into cash, shares of the Company’s Common Stock or a combination thereof, at the Company’s election. Prior to the Notes Amendment, the initial conversion rate was 41.6119 shares per $1,000 principal amount of the Original Convertible Notes, subject to customary anti-dilution adjustment in certain circumstances, which represented an initial conversion price of approximately $24.03 per share.
Upon the terms of the Original Convertible Notes, prior to January 1, 2027, the Original Convertible Notes will be convertible at the option of the holders only upon the occurrence of specified events and during certain periods, and will be convertible on or after January 1, 2027, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the Original Convertible Notes.
Holders of the Original Convertible Notes may convert all or a portion of their Original Convertible Notes prior to the close of business on January 1, 2027, only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on September 30, 2022, if the Company’s closing Common Stock price for at least 20 trading days out of the most recent 30 consecutive trading days of the preceding calendar quarter is greater than or equal to 130% of the current conversion price of the Original Convertible Notes on each applicable trading day;
•during the five business days period after any ten consecutive trading days in which, if the trading price per $1,000 principal amount of the Original Convertible Notes for each trading day of such ten consecutive trading day period is less than 98% of the product of the Company’s closing Common Stock price and the conversion rate of the Original Convertible Notes on each such trading day;
•if the Company calls the Original Convertible Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date;
•upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change or a transaction resulting in the Company’s Common Stock converting into other securities or property or assets.
The Original Convertible Notes will be redeemable, in whole or in part, at the Company’s option at any time on or after April 21, 2025, and before the 41st scheduled trading day immediately before the maturity date. The redemption price will be equal to the aggregate principal amount of the Original Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, a holder may elect to convert its Original Convertible Notes during any such redemption period, in which case the applicable conversion rate may be increased in certain circumstances if the Original Convertible Notes are converted after they are called for redemption.
Additionally, if the Company undergoes a fundamental change or a change in control transaction (each such term as defined in the indenture governing the Original Convertible Notes), subject to certain conditions, holders may require the Company to purchase for cash all or any portion of their Original Convertible Notes. The fundamental change repurchase price will be 100% of the capitalized principal amount of the Original Convertible Notes, while the change in control repurchase price will be 125% of the capitalized principal amount of the Original Convertible Notes to be purchased, in each case plus any accrued and unpaid interest to, but excluding, the repurchase date.
The indenture governing the Original Convertible Notes includes a restrictive covenant that, subject to specified exceptions, limits the ability of the Company and its subsidiaries to incur secured debt in excess of $750.0 million. In addition, the indenture governing the Original Convertible Notes contains customary terms and covenants, including certain events of

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

default in which case either the trustee or the holders of at least 25% of the aggregate principal amount of the outstanding Original Convertible Notes may declare 100% of the principal of, and accrued and unpaid interest, if any, on, all the Original Convertible Notes to be due and payable immediately.
On October 24, 2023, the Original Convertible Notes were amended to (1) extend the maturity date from April 1, 2027 to April 1, 2028, (2) increase the Cash Interest rate to 7.0% from 3.5% and PIK Interest rate to 8.5% from 5.0%, (3) increase the initial conversion rate to 83.333 shares per $1,000 principal amount of the convertible notes from 41.6119 shares per $1,000 principal amount of the convertible notes, which represented a revised initial conversion price of approximately $12.00 per share, and (4) revise the make-whole table to reflect the revised terms of the convertible notes (herein, “2028 Convertible Notes”). Other than those previously stated, the terms of the 2028 Convertible Notes are not substantially different from the terms of Original Convertible Notes. The Company assessed the Notes Amendment for a debt extinguishment or modification in accordance with ASC 470-50, Debt Modifications and Extinguishments. As both the change in net present value of future cash flows of the 2028 Convertible Notes to that of the Original Convertible Notes and the change in fair value of the embedded conversion option of the 2028 Convertible Notes to that of the carrying value of the Original Convertible Notes immediately before modification resulted in a less than 10% change, the amendment is regarded as a modification. The resulting increase in fair value of the embedded conversion option is recorded as an increase in debt discount, a contra-liability account, as well as the corresponding entry to additional paid-in-capital, in the condensed consolidated balance sheets.Legal fees and other costs incurred with third parties that were directly related to the debt modification were expensed as incurred.
As of October 31, 2023, the new effective interest rate on the 2028 Convertible Notes was 8.59%. Amortization of debt discount and issuance costs is reported as a component of interest expenses and is computed using the straight-line method over the term of the 2028 Convertible Notes, which approximates the effective interest method.
The estimated fair value of the 2028 Convertible Notes, valued using Level 2 fair value inputs, as of October 31, 2023 and January 31, 2023 was $194.0 million and $233.0 million, respectively.
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
The Credit Agreement contains negative covenants that, among other things, restrict the ability of the Company, the Borrower and its subsidiaries, as applicable, to incur additional indebtedness, incur additional liens, make investments or acquisitions, make dividends, distributions, or other restricted payments, dispose of property, and enter into transactions with affiliates, in each case subject to certain dollar baskets and customary carveouts, as well as customary events of default. In addition, the Credit Agreement requires the Borrower to comply with a minimum total liquidity covenant to be not less than 150% of the aggregate amount of the lender’s commitment under the Credit Agreement (“Total Liquidity”) which requires the Borrower to maintain, at all times, Total Liquidity equal to the sum of cash and cash equivalents held by the Borrower and the other loan parties at controlled accounts with the initial lenders under the Credit Agreement plus the aggregate unused amount of the commitments then available to be drawn under the 2027 Revolving Credit Facility.
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
In October 2023, the Company entered into an amendment to the Credit Agreement to, among other things, permit the Company to complete the Notes Amendment (as described above).
As of October 31, 2023, the Borrower had no borrowings outstanding under the 2027 Revolving Credit Facility. The Borrower also had no letters of credit outstanding under the Credit Agreement as of October 31, 2023, and as a result, had a borrowing capacity of up to $150.0 million.
8.Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services related to, but not limited to, manufacturing, facilities and professional services under non-cancellable contracts. No open purchase commitments were recorded as liabilities on the condensed consolidated balance sheets as of October 31, 2023 as the Company had not yet received the related goods or services.
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
The Company believes it has recorded adequate provisions for any such lawsuits, claims, and proceedings and, as of October 31, 2023, the Company believes it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in the condensed consolidated financial statements. Based on its experience, the Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted with certainty. While litigation is inherently unpredictable, the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the Company’s results of operations, cash flows and financial condition could be materially adversely affected in a particular period by the resolution of one or more of these contingencies. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved; and such changes are recorded in the accompanying condensed consolidated statements of operations during the period of the change and reflected in accrued and other current liabilities on the accompanying condensed consolidated balance sheets.
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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Letters of Credit
The Company had $30.4 million of secured letters of credit outstanding as of both October 31, 2023 and January 31, 2023. These primarily relate to support of contract manufacturer and customer agreements, and are fully collateralized by cash deposits which the Company recorded in restricted cash on its condensed consolidated balance sheets based on the term of the remaining restriction.
Leases
The Company leases its office facilities under non-cancelable operating leases with various lease terms. The Company also leases certain office equipment under operating lease agreements.
The following table presents future payments of lease liabilities under the Company's non-cancelable operating leases as of October 31, 2023 (in thousands):

(in thousands)
2024 (remaining three months)	$1,957
2025	6,435
2026	5,153
2027	4,667
2028	4,082
Thereafter	6,206
Total undiscounted operating lease payments	28,500
Less: imputed interest	(5,606)
Total operating lease liabilities	22,894
Less: current portion of operating lease liabilities	(4,377)
Operating lease liabilities, noncurrent	$18,517

9.Common Stock
As of October 31, 2023 and January 31, 2023, the Company was authorized to issue 1,000,000,000 shares of Common Stock, with a par value of $0.0001 per share. There were 417,939,824 and 348,330,481 shares issued and outstanding as of October 31, 2023 and January 31, 2023, respectively.
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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

During the three months ended October 31, 2023, the Company sold a total of 53,314,381 shares of its Common Stock pursuant to the ATM Facility for total proceeds of $232.4 million, net of $0.7 million of issuance costs, which includes 41,371,158 shares sold to an institutional investor. During the nine months ended October 31, 2023, the Company sold a total of 59,299,481 shares of its Common Stock pursuant to the ATM Facility at the for total proceeds of $287.2 million, net of $1.2 million of issuance costs.
As of October 31, 2023, $161.6 million of shares of Common Stock remained available for sale pursuant to the ATM Facility.
10.Stock Warrants
Common Stock Warrants
Legacy ChargePoint had outstanding warrants to purchase shares of Legacy ChargePoint common stock (collectively, “Legacy Warrants”), which now represent warrants to purchase Common Stock. As of October 31, 2023, there were 34,499,436 Legacy Warrants outstanding, which are classified as equity.
There was no Legacy Warrants activity during the three and nine months ended October 31, 2023.
During the three and nine months ended October 31, 2022, 936,764 and 951,332 Legacy Warrants were exercised resulting in the issuance of 936,764 and 949,987 shares of Common Stock, respectively. During each of the three and nine months ended October 31, 2022, there was $6.4 million cash proceeds received for the exercise of Legacy Warrants.
Activity of Legacy Warrants is set forth below:

Legacy Warrants
Outstanding as of January 31, 2023	34,499,436
Warrants exercised	—
Outstanding as of October 31, 2023	34,499,436
Private Placement Warrants
The Private Placement Warrants were initially recognized as a liability, and remeasured to fair value as of any respective exercise dates. On February 21, 2022, the Company redeemed the remaining Private Placement Warrants for 0.355 shares of Common Stock per warrant, resulting in the Company recording no gain or loss and an immaterial loss for the three and nine months ended October 31, 2022, respectively. No Private Placement Warrants have been outstanding since April 30, 2022.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11.Equity Plans and Stock-based Compensation
The following sets forth the total stock-based compensation expense for employee equity plans included in the Company’s condensed consolidated statements of operations:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$1,847	$1,145	$4,780	$3,271
Research and development	14,451	10,200	39,804	27,598
Sales and marketing	6,467	4,962	17,393	12,793
General and administrative	10,118	9,391	29,969	23,982
Total stock-based compensation expense	$32,883	$25,698	$91,946	$67,644
As of October 31, 2023, the Company had unrecognized stock-based compensation expense related to stock options, RSUs and PRSUs (as defined below), and 2021 ESPP (as defined below) of $212.3 million, which is expected to be recognized over a weighted-average period of 2.80 years.
2021 Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (“2021 ESPP”) permits participants to purchase shares of the Company’s Common Stock at a discounted price through payroll deductions. As of October 31, 2023, 13,139,772 shares of Common Stock were available under the 2021 ESPP.
2021 Equity Incentive Plan
The 2021 Equity Incentive Plan (“2021 EIP”) allows the Company to grant stock options, stock appreciation rights, restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), and certain other awards. As of October 31, 2023, 43,151,925 shares of Common Stock were available under the 2021 EIP.
There were no options granted for the three and nine months ended October 31, 2023.
Restricted Stock Units
A summary of RSUs outstanding under the 2021 EIP as of October 31, 2023 and changes during the fiscal year-to-date period then ended is presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 31, 2023	12,935,413	$15.02
RSU granted	15,171,450	$8.55
RSU vested	(4,648,207)	$13.82
RSU forfeited	(1,849,229)	$12.53
Outstanding as of October 31, 2023	21,609,427	$10.95

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Performance Restricted Stock Units
A summary of PRSUs outstanding under the 2021 EIP as of October 31, 2023 and changes during the fiscal year-to-date period then ended is presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 31, 2023	2,147,366	$10.83
PRSUs granted	661,236	$4.92
PRSU forfeited	(143,266)	$10.47
Outstanding as of October 31, 2023	2,665,336	$9.38
2017 Plan and 2007 Plan
In fiscal year 2022, the Company terminated its 2017 Stock Option Plan (the “2017 Plan”) and 2007 Stock Option Plan (the “2007 Plan”).
A summary of options outstanding under the 2017 Plan and 2007 Plan as of October 31, 2023 and changes during the fiscal year-to-date period then ended is presented in the following table:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2023	17,600,524	$0.70	5.6	$201,352
Options exercised	(4,399,544)	$0.61
Options cancelled	(158,540)	$0.77
Outstanding as of October 31, 2023	13,042,440	$0.73	4.8	$23,598
Options vested and expected to vest as of October 31, 2023	13,041,914	$0.73	4.8	$23,597
Exercisable as of October 31, 2023	11,172,410	$0.73	4.6	$20,269
12.Income Taxes
The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter. The effective income tax rate was 0.2% and 0.5% for the three months ended October 31, 2023 and 2022, respectively. The effective income tax rate was nil and 1.0% for the nine months ended October 31, 2023 and 2022, respectively. The effective tax rate differs from the U.S. statutory rate primarily due to the full valuation allowances on the Company’s net domestic deferred tax assets as it is more likely than not that all of the deferred tax assets will not be realized.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13.Basic and Diluted Net Loss per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three and nine months ended October 31, 2023 and 2022:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(in thousands, except share and per share data)
Numerator:
Net loss	$(158,219)	$(84,480)	$(362,861)	$(266,446)
Denominator:
Weighted average common shares outstanding	376,190,781	339,674,302	360,836,403	337,135,962
Less: Weighted average unvested restricted shares and shares subject to repurchase	(7,998)	(78,917)	(18,272)	(98,851)
Weighted average shares outstanding - Basic and Diluted	376,182,783	339,595,385	360,818,131	337,037,111

Net loss per share - Basic and Diluted	$(0.43)	$(0.25)	$(1.01)	$(0.79)
The potential shares of Common Stock that were excluded from the computation of diluted net loss per share attributable to common stockholders at each period end because including them would have had an antidilutive effect were as follows:

	October 31, 2023	October 31, 2022
2028 Convertible Notes (on an as-converted basis)	24,999,990	12,483,569
Options to purchase common stock	13,042,440	18,785,716
Restricted stock units	21,609,427	13,030,259
Unvested early exercised common stock options	4,692	67,318
Common stock warrants	34,499,436	34,587,257
Employee stock purchase plan	8,751,276	1,660,491
Total potentially dilutive common share equivalents	102,907,261	80,614,610
PRSUs granted were excluded from the above table because the respective stock price targets have not been met as of October 31, 2023.
14.Subsequent Event

A class action lawsuit alleging violations of federal securities laws was filed on November 29, 2023 in the U.S. District Court for the Northern District of California against ChargePoint Holdings, Inc., and some of its former officers (Defendants). The complaint purports to be brought on behalf of purchasers of ChargePoint stock between June 1, 2023, and November 16, 2023 and alleges that the Defendants made materially false and misleading statements regarding component costs and supply overruns for DC charging products which resulted in impairment charges and an adverse impact on profitability. The complaint seeks unspecified monetary damages and other relief.

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
Since its inception in 2007, ChargePoint has been engaged in developing and marketing its Networked Charging Systems, subscriptions and other offerings, raising capital and recruiting personnel. ChargePoint has incurred net operating losses and negative cash flows from operations in every year since its inception. As of October 31, 2023, ChargePoint had an accumulated deficit of $1,519.6 million. ChargePoint has funded its operations primarily from customer payments, the issuance of common stock, redeemable convertible preferred stock and convertible notes, exercise proceeds from options and warrants, borrowings under loan facilities and proceeds from the Reverse Recapitalization.

Key Factors Affecting Operating Results
ChargePoint believes its performance and future success depend on several factors that present significant opportunities for it but also pose risks and challenges, including those discussed below:
Growth in EV Adoption
ChargePoint believes its revenue growth is tied to the number of passenger and commercial EVs sold, which it believes drives the demand for EV charging infrastructure. The market for EVs is still rapidly evolving and although demand for EVs has grown in recent years, there is no guarantee of such future demand. Factors impacting the adoption of EVs include but are not limited to perceptions about EV features, quality, safety, performance and cost; perceptions about the limited range over which EVs may be driven on a single battery charge; volatility in the cost of oil and gasoline; availability of services for EVs; consumers’ perception about the convenience, reliability and cost of charging EVs; and increases in fuel efficiency of internal combustion engine vehicles. In addition, macroeconomic factors, including governmental mandates and incentives and the impact of rising interest rates, inflation and a potential economic recession, could impact demand for EVs, particularly since they can be more expensive to purchase than traditional gasoline-powered vehicles. Further, geopolitical factors, such as the ongoing conflict between Russia and Ukraine, conflicts in the Middle East, conflicts between the United States and China or between China and Taiwan may negatively impact the global automotive supply chain and reduce the manufacturing of automobiles, including EVs. If the market for EVs does not develop as expected or if there is any slow-down or delay in overall EV adoption or manufacturing rates, ChargePoint’s financial condition and results of operations could be materially and adversely impacted.
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
Macroeconomic Trends
ChargePoint has an international presence and as a result is subject to risks and uncertainties caused by significant events with macroeconomic impacts, including, but not limited to geopolitical events, including the ongoing Russia-Ukraine conflict, conflicts in the Middle East, rising inflation and interest rates, monetary policy changes, financial services sector instability, recessions, global pandemics and foreign currency fluctuations. Additionally, these macroeconomic impacts have generally disrupted the operations of its customers and prospective customers. For instance, more permanent work-from-home policies, initially caused by the COVID-19 pandemic, are likely to continue affecting the rate of global infrastructure spending, and thus to continue to adversely impact ChargePoint’s commercial business and its overall gross margin as ChargePoint’s commercial business contributes higher margins than its residential and fleet businesses. In addition, ChargePoint has recently experienced a product shift in favor of DC fast chargers which are predominately used in fast urban charging, corridor or long-trip charging relative to the sales of its AC chargers, as states, municipalities and fleets prepare for the transition to electrification. Shifts in ChargePoint’s product mix to DC chargers from AC chargers may negatively affect ChargePoint’s gross profits and gross margins since ChargePoint generally realizes higher gross margins from sales of its AC chargers. Further, disruption to ChargePoint’s supply chains and heightened component and shipping pricing and logistics expenses, which ChargePoint experienced in 2021 and 2022, may further adversely impact ChargePoint’s gross margins, adversely affect demand for ChargePoint’s products, lengthen its product development and sales cycles, and reduce expected spending from new customers, all of which could adversely affect ChargePoint’s business, results of operations and financial condition.

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

	October 31,
Networked Charging Systems	2023	2022	Change
	(dollar amounts in thousands)
Three months ended	$73,893	$97,592	$(23,699)	(24.3)%
Percentage of total revenue	67.0%	77.9%

Nine months ended	$286,788	$241,291	$45,497	18.9%
Percentage of total revenue	73.4%	76.5%
Networked Charging Systems revenue decreased during the three months ended October 31, 2023 compared to the three months ended October 31, 2022 primarily due to unfavorable macroeconomic conditions, resulting in lower volume of Networked Charging Systems delivered across ChargePoint’s major product families.
Networked Charging Systems revenue increased, overall, during the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022 primarily due to a year-over-year increase in demand from customers in ChargePoint’s three verticals, resulting in higher volume of Networked Charging Systems delivered.

	October 31,
Subscriptions	2023	2022	Change
	(dollar amounts in thousands)
Three months ended	$30,559	$21,670	$8,889	41.0%
Percentage of total revenue	27.7%	17.3%

Nine months ended	$86,935	$59,561	$27,374	46.0%
Percentage of total revenue	22.2%	18.9%
Subscriptions revenue increased during the three and nine months ended October 31, 2023 compared to the three and nine months ended October 31, 2022 primarily due to the growth in the number of Cloud subscriptions and Assure subscriptions for Networked Charging Systems connected to ChargePoint’s network.

	October 31,
Other Revenue	2023	2022	Change
	(dollar amounts in thousands)
Three months ended	$5,831	$6,079	$(248)	(4.1)%
Percentage of total revenue	5.3%	4.8%

Nine months ended	$17,084	$14,415	$2,669	18.5%
Percentage of total revenue	4.4%	4.6%
Other revenue did not materially fluctuate during the three months ended October 31, 2023 compared to the three months ended October 31, 2022.
Other revenue increased during the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022 primarily due to net transaction fees earned for processing payments collected on driver charging sessions at charging sites owned by ChargePoint’s customers.
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

	October 31,
Cost of Networked Charging Systems Revenue	2023	2022	Change
	(dollar amounts in thousands)
Three months ended	$109,452	$85,821	$23,631	27.5%
Percentage of networked charging systems revenue	148.1%	87.9%

Nine months ended	$317,335	$216,439	$100,896	46.6%
Percentage of networked charging systems revenue	110.7%	89.7%
Cost of Networked Charging Systems revenue increased during the three months ended October 31, 2023 compared to the three months ended October 31, 2022 primarily due to an inventory impairment charge of $42.0 million related to product transitions and aligning inventory with customer demand. This is partially offset by a less Networked Charging Systems delivered.
Cost of Networked Charging Systems revenue increased during the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022 primarily due to a year-over-year increase in the number of Networked Charging Systems delivered and inventory impairment charges totaling $70.0 million, related to product transitions and aligning inventory with customer demand.

	October 31,
Cost of Subscriptions Revenue	2023	2022	Change
	(dollar amounts in thousands)
Three months ended	$19,999	$13,400	$6,599	49.2%
Percentage of subscriptions revenue	65.4%	61.8%

Nine months ended	$53,495	$37,305	$16,190	43.4%
Percentage of subscriptions revenue	61.5%	62.6%
Cost of Subscriptions revenue increased during the three and nine months ended October 31, 2023 compared to the three and nine months ended October 31, 2022 primarily due to increases in customer support headcount driven by ChargePoint expanding its Networked Charging Systems and resulting in an increase in salaries and personnel expenses, including stock-based compensation, as well as increases in Assure maintenance costs and network wireless connectivity costs, and other operating costs.

	October 31,
Cost of Other Revenue	2023	2022	Change
	(dollar amounts in thousands)
Three months ended	$4,778	$3,439	$1,339	38.9%
Percentage of other revenue	81.9%	56.6%

Nine months ended	$12,263	$8,581	$3,682	42.9%
Percentage of other revenue	71.8%	59.5%
Cost of other revenue increased during the three and nine months ended October 31, 2023 compared to the three and nine months ended October 31, 2022 primarily related to increased other operating costs.
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

	October 31,
Gross Profit and Gross Margin	2023	2022	Change
	(dollar amounts in thousands)
Three months ended	$(23,946)	$22,681	$(46,627)	(205.6)%
Gross margin	(21.7)%	18.1%	(39.8)%

Nine months ended	$7,714	$52,942	$(45,228)	(85.4)%
Gross margin	2.0%	16.8%	(14.8)%
Gross profit decreased during the three months ended October 31, 2023 compared to the three months ended October 31, 2022 primarily due to a decrease in revenue, as well as an increase in cost of revenue resulting from an inventory impairment charge of $42.0 million related to product transitions and aligning inventory with customer demand. For more information, see Note 5, Composition of Certain Financial Statement Items, in the notes to the condensed consolidated financial statements in this Quarterly Report.
Gross profit decreased during the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022 primarily due to an increase in cost of revenue resulting from inventory impairment charges totaling $70.0 million, related to product transitions and aligning inventory with customer demand. This was offset by a year-over-year increase in Networked Charging Systems sales resulting from a larger number of charging systems delivered and an increase in Subscriptions revenue.
Gross margin decreased during the three and nine months ended October 31, 2023 compared to the three and nine months ended October 31, 2022 primarily due to an increase of cost of revenue resulting from the increase of inventory impairment charges, as described above, customer support personnel expenses, and other operating expenses.
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
ChargePoint expects its research and development expenses to vary as it continues to balance growing its business with pursuing efficiencies in its operating expenses.

	October 31,
Research and Development Expenses	2023	2022	Change
	(dollar amounts in thousands)
Three months ended	$56,524	$48,132	$8,392	17.4%
Percentage of total revenue	51.3%	38.4%

Nine months ended	$165,563	$148,237	$17,326	11.7%
Percentage of total revenue	42.4%	47.0%
Research and development expenses increased during the three months ended October 31, 2023 compared to the three months ended October 31, 2022 primarily due to a $9.6 million increase in personnel expenses resulting from headcount growth, which includes a $4.3 million increase in stock-based compensation expenses partially offset by a $1.6 million decrease in engineering materials costs.

Research and development expenses increased during the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022 primarily due to a $25.5 million increase in personnel expenses resulting from headcount growth, which includes a $12.2 million increase in stock-based compensation expenses, and a $3.2 million increase in other operating expenses, offset by a $11.4 million decrease in engineering materials costs.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of salaries and related personnel expenses, including stock-based compensation, sales commissions, professional services fees, travel, marketing and promotional expenses, bad debt expenses, and allocated facilities and information technology expenses.

ChargePoint expects its sales and marketing expenses to vary as it continues to balance growing its business with pursuing efficiencies in its operating expenses.

	October 31,
Sales and Marketing Expenses	2023	2022	Change
	(dollar amounts in thousands)
Three months ended	$39,834	$35,382	$4,452	12.6%
Percentage of total revenue	36.1%	28.2%

Nine months ended	$116,545	$101,842	$14,703	14.4%
Percentage of total revenue	29.8%	32.3%
Sales and marketing expenses increased during the three months ended October 31, 2023 compared to the three months ended October 31, 2022 primarily due to a $3.6 million increase in personnel expenses resulting from headcount growth, which includes a $1.5 million increase in stock-based compensation expenses, and a $0.9 million increase in other operating expenses.
Sales and marketing expenses increased during the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022 primarily due to a $10.6 million increase in personnel expenses resulting from headcount growth, which includes $4.6 million increase in stock-based compensation expenses, a $2.4 million increase in marketing and consulting expenses, and a $1.7 million increase in other operating expenses.
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

ChargePoint expects its general and administrative expenses to vary as it continues to balance growing its business with pursuing efficiencies in its operating expenses.

	October 31,
General and Administrative Expense	2023	2022	Change
	(dollar amounts in thousands)
Three months ended	$33,463	$22,445	$11,018	49.1%
Percentage of total revenue	30.3%	17.9%

Nine months ended	$82,627	$66,339	$16,288	24.6%
Percentage of total revenue	21.1%	21.0%

General and administrative expenses increased during the three months ended October 31, 2023 compared to the three months ended October 31, 2022 primarily due to an $8.2 million restructuring expense for facility and other contract terminations related to the Reorganization (see Note 6, Reorganization Charges, in the notes to the condensed consolidated financial statements in this Quarterly Report for more details), a $1.2 million increase in personnel costs, which includes a $0.7 million increase in stock-based compensation expense, and a $2.0 million increase in other operating expenses.
General and administrative expenses increased during the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022 primarily due to an $8.2 million restructuring expense for facility and other contract terminations related to the Reorganization, a $6.9 million increase in personnel costs, which includes a $6.0 million increase in stock-based compensation expense.
Interest Income
Interest income consists primarily of interest earned on ChargePoint’s cash, cash equivalents and short-term investments.

	October 31,
Interest Income	2023	2022	Change
	(dollar amounts in thousands)
Three months ended	$1,868	$1,905	$(37)	(1.9)%
Percentage of total revenue	1.7%	1.5%

Nine months ended	$6,168	$3,471	$2,697	77.7%
Percentage of total revenue	1.6%	1.1%
Interest income did not materially fluctuate during the three months ended October 31, 2023 as compared to the three months ended October 31, 2022.
Interest income increased during the nine months ended October 31, 2023 as compared to the nine months ended October 31, 2022, due to higher interest rates.
Interest Expense
Interest expense consists primarily of the interest on ChargePoint’s 2028 Convertible Notes that were originally issued in April 2022 which are described more completely below in Liquidity and Capital Resources.

	October 31,
Interest Expense	2023	2022	Change
	(dollar amounts in thousands)
Three months ended	$(3,820)	$(2,606)	$(1,214)	46.6%
Percentage of total revenue	(3.5)%	(2.1)%

Nine months ended	$(9,673)	$(6,467)	$(3,206)	49.6%
Percentage of total revenue	(2.5)%	(2.1)%
Interest expense increased during the three and nine months ended October 31, 2023 as compared to the three and nine months ended October 31, 2022 primarily due to interest expense on the 2028 Convertible Notes that were originally issued in April 2022, and amended in October 2023. For more information, see Note 7, Debt, in the notes to condensed consolidated financial statements in this Quarterly Report.
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

Other Income (Expense), Net
Other income (expense), net consists primarily of foreign currency transaction gains and losses.

	October 31,
Other Income (Expense), net	2023	2022	Change
	(dollar amounts in thousands)
Three months ended	$(2,815)	$(943)	$(1,872)	198.5%
Percentage of total revenue	(2.6)%	(0.8)%

Nine months ended	$(2,173)	$(2,646)	$473	(17.9)%
Percentage of total revenue	(0.6)%	(0.8)%
Other expense, net increased during three months ended October 31, 2023 as compared to the three months ended October 31, 2022 due to unfavorable changes in foreign exchange rates.
Other expense, net marginally decreased during nine months ended October 31, 2023 as compared to the nine months ended October 31, 2022 primarily due to loss from disposal of fixed assets from the prior year.
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

	October 31,
Provision for (Benefit from) Income Taxes	2023	2022	Change
	(dollar amounts in thousands)
Three months ended	$(315)	$(442)	$127	(28.7)%
Percentage of loss before provision for income taxes	0.2%	0.5%

Nine months ended	$162	$(2,696)	$2,858	(106.0)%
Percentage of loss before provision for income taxes	—%	1.0%
The benefits from income taxes did not materially fluctuate during the three months ended October 31, 2023 as compared to the three months ended October 31, 2022.
The provision for income taxes increased during the nine months ended October 31, 2023 as compared to the nine months ended October 31, 2022 primarily due to changes to deferred tax liability following a tax rate reduction in certain foreign jurisdictions recorded in the prior year.
Liquidity and Capital Resources
Sources of Liquidity
Historical Sources of Liquidity
ChargePoint has incurred net losses and negative cash flows from operations since its inception, which it anticipates will continue for the foreseeable future. To date, ChargePoint has funded its business and recent acquisitions primarily with proceeds from the issuance of common stock, redeemable convertible preferred stock, proceeds from the Merger, proceeds from warrant and option exercises for cash, convertible debt and from customer payments. As of October 31, 2023, ChargePoint had cash and cash equivalents and restricted cash of $397.4 million. As of January 31, 2023, ChargePoint had cash and cash equivalents, short-term investments and restricted cash of $399.5 million. ChargePoint believes that its cash on hand and cash generated from sales to customers will satisfy its working capital and capital requirements for at least the next twelve months.
2028 Convertible Notes
In April 2022, ChargePoint completed a private placement of $300.0 million aggregate principal amount of convertible notes, with an original maturity date of April 1, 2027 (the “Original Convertible Notes”). In October 2023, ChargePoint completed an amendment to the indenture for the 2027 Convertible Notes (the “2027 Notes Amendment”) pursuant to which the Cash Interest and PIK Interest (as described below) were increased and the maturity date for the Original Convertible Note was extended to April 1, 2028(the “2028 Convertible Notes”). The net proceeds from the original sale of the 2028 Convertible Notes were approximately $294.0 million after deducting initial purchaser discounts and commissions and the Company’s offering expenses.
Prior to the 2027 Notes Amendment, the Original Convertible Notes bore interest at 3.50% per annum, to the extent paid in cash (“Cash Interest”), which was payable semi-annually in arrears on April 1st and October 1st of each year or 5.00% per annum through the issuance of additional Original Convertible Notes. The 2028 Convertible Notes bear Cash Interest at 7.00% per annum, which is payable semi-annually in arrears on April 1st and October 1st of each year or 8.50% per annum through the issuance of additional 2028 Convertible Notes (“PIK Interest”). The 2028 Convertible Notes are convertible, based on the applicable conversion rate, into cash, shares of ChargePoint Common Stock or a combination thereof, at ChargePoint’s election. The initial conversion rate is 83.3333 shares per $1,000 principal amount of the 2028 Convertible Notes, subject to customary anti-dilution adjustment in certain circumstances, which represented an initial conversion price of approximately $12.00 per share.
For additional details on the 2027 Notes Amendment and the 2028 Convertible Notes refer to Part I, Item 1, Note 7, “Debt,” in ChargePoint’s notes to condensed consolidated financial statements in this Quarterly Report.

2027 Revolving Credit Facility
On July 27, 2023, the Company entered into a revolving credit agreement by and among the Company as the parent guarantor, ChargePoint, Inc. (the “Borrower”), certain subsidiaries of the Borrower as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for senior secured revolving credit facility in an initial aggregate principal amount of up to $150.0 million, with a maturity date of January 1, 2027 (the “2027 Revolving Credit Facility”). Pursuant to the Credit Agreement, the Borrower may from time to time arrange for one or more increases in the commitments under the 2027 Revolving Credit Facility in an aggregate principal amount not to exceed $150.0 million, subject to obtaining the consent of the lenders participating in any such increase. In October 2023, the Company entered into an amendment to the Credit Agreement to, among other things, permit the Company to complete the 2027 Notes Amendment.
As of October 31, 2023, the Borrower had no borrowings outstanding or letters of credit under the 2027 Revolving Credit Facility and, as a result, had a borrowing capacity of up to $150.0 million.
For additional details on the 2027 Revolving Credit Facility refer to Part I, Item 1, Note 7, “Debt,” in ChargePoint’s notes to condensed consolidated financial statements in this Quarterly Report
Shelf Registration and ATM Facility
On July 1, 2022, ChargePoint filed a registration statement on Form S-3 (File No. 333-265986) with the SEC (that was declared effective by the SEC on July 12, 2022), which permits ChargePoint to offer up to $1.0 billion of shares of Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time (the “Shelf Registration Statement”). As part of the Shelf Registration Statement, ChargePoint filed a prospectus supplement registering for sale from time to time up to $500.0 million shares of Common Stock pursuant to a sales agreement (the “ATM Facility”). During the three months ended October 31, 2023, the Company sold a total of 53,314,381 shares of its Common Stock pursuant to the ATM Facility at the for total proceeds of $232.4 million, net of $0.7 million of issuance costs, which includes 41,371,158 shares sold to an institutional investor. During the nine months ended October 31, 2023, the Company sold a total of 59,299,481 shares of its Common Stock pursuant to the ATM Facility for total proceeds of $287.2 million, net of $1.2 million of issuance costs. As of October 31, 2023, $161.6 million of shares of Common Stock remained available for sale pursuant to the ATM Facility.

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
ChargePoint may continue to opportunistically seek access to additional funds through public or private equity offerings or debt financings, including through potential sales of Common Stock under its ATM Facility and drawing down amounts under the 2027 Revolving Credit Facility. If ChargePoint raises funds by issuing equity securities or debt securities convertible into equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of Common Stock. If ChargePoint raises funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of Common Stock. The terms of debt securities or borrowings could impose significant restrictions or secured interests on ChargePoint’s operations and expose ChargePoint to enhanced risks associated with rising interest rates and elevated inflation experienced globally during fiscal years 2023 and 2024. The capital markets have in the past, and may in the future, experience periods of higher volatility that could impact the availability and cost of equity and debt financing.
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
Cash Flows
For the Nine Months Ended October 31, 2023 and 2022
The following table sets forth a summary of ChargePoint’s cash flows for the periods indicated:

	Nine Months ended October 31,
	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(287,488)	$(216,651)
Investing activities	90,329	(226,733)
Financing activities	300,700	317,997
Effects of exchange rates on cash, cash equivalents, and restricted cash	(691)	(1,575)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$102,850	$(126,962)

Net Cash Used in Operating Activities

During the nine months ended October 31, 2023, net cash used in operating activities was $287.5 million, consisting primarily of a net loss of $362.9 million and an increase in net operating assets of $120.6 million, partially offset by an add back of non-cash charges of $196.0 million. The changes in operating assets and liabilities were mainly driven by increases in inventories of $183.6 million and prepaid expenses and other assets of $6.1 million, offset by increases in accounts receivable, net, of $8.7 million, deferred revenue of $28.7 million and accounts payable, operating lease liabilities and accrued and other liabilities of $31.7 million. The non-cash charges primarily consisted of $91.9 million of stock-based compensation expense, $70.0 million of inventory impairment and related non-cash charges, $23.3 million of depreciation, amortization expense and amortization of deferred contract acquisition costs, $7.5 million of inventory reserves and other costs, and $3.3 million of non-cash operating lease cost.
During the nine months ended October 31, 2022, net cash used in operating activities was $216.7 million, consisting primarily of a net loss of $266.4 million and non-cash charges of $103.0 million, partially offset by an increase in net operating assets of $53.2 million. The non-cash charges primarily consisted of $67.6 million stock-based compensation expense, $20.3 million of depreciation, amortization expense and amortization of deferred contract acquisition costs, $3.5 million of non-cash operating lease cost and $11.5 million of reserves and other costs. The changes in operating assets and liabilities were mainly driven by increases in prepaid expenses and other assets of $24.7 million, a $30.1 million increase in inventories, and a $50.4 million increase in accounts receivable, net, offset by increases in deferred revenue of $28.4 million and accounts payable, operating lease liabilities, and accrued and other liabilities of $23.6 million.
Net Cash (Used In) Provided by Investing Activities
During the nine months ended October 31, 2023, net cash provided by investing activities was $90.3 million consisting of cash received from maturities of short-term investments of $105.0 million, partially offset by purchases of property and equipment of $14.7 million and an immaterial initial cash investment in a joint venture.
During the nine months ended October 31, 2022, net cash used in investing activities was $226.7 million consisting of cash paid for purchases of short-term investments, consisting of marketable debt securities, of $284.8 million, purchases of property and equipment of $14.1 million, and cash paid for acquisitions, net of cash acquired, related to the acquisition of HTB in the prior year of $2.8 million, offset by cash received from maturities of short-term investments of $75.0 million.
Net Cash Provided by Financing Activities
During the nine months ended October 31, 2023, net cash provided by financing activities was $300.7 million, consisting of proceeds from the sale of common stock under the ATM Facility, net of commissions and fees, of $287.2 million, proceeds from the issuance of Common Stock under employee equity plans of $11.0 million, net of tax withholdings, and change in driver funds and amounts due to customers of $8.9 million, partially offset by $2.9 million issuance costs related to the 2027 Revolving Credit Facility and $3.5 million of the total $7.1 million contingent earnout consideration payment, of which the remaining $3.6 million is classified as cash out flow under operating activities.
During the nine months ended October 31, 2022, net cash provided by financing activities was $318.0 million, consisting of net proceeds from issuance of debt of $294.0 million, proceeds from the issuance of Common Stock under employee equity plans of $10.8 million, net of tax withholdings, proceeds from the exercise of stock options and warrants of $6.4 million and change in driver funds and amounts due to customers of $6.9 million.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
ChargePoint is exposed to market risk for changes in interest rates. ChargePoint had cash, cash equivalents and restricted cash totaling $397.4 million as of October 31, 2023. Cash equivalents were invested primarily in money market funds. ChargePoint’s investment policy is focused on the preservation of capital and supporting its liquidity needs. Under the policy, ChargePoint invests in highly rated securities issued by the U.S. government, and short duration or liquid money market funds. ChargePoint does not invest in financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments. ChargePoint utilizes external investment managers who adhere to the guidelines of its investment policy.
A hypothetical 10% change in interest rates would not have a material impact on the value of ChargePoint’s cash and cash equivalents. There was no material change in ChargePoint’s interest rate risk during the three months ended October 31, 2023 compared to the same period in 2022.
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
Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies can impact ChargePoint’s net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 10% would not result in a material foreign currency loss on foreign-denominated balances as of October 31, 2023. There was no material change in ChargePoint’s foreign currency risk during the three months ended October 31, 2023 compared to the same period in 2022.
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
ChargePoint’s management, with participation of its Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of ChargePoint’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that ChargePoint’s disclosure controls and procedures were not effective at the reasonable assurance level as of October 31, 2023 due to the material weaknesses in its internal control over financial reporting described below.

Previously Identified Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of ChargePoint’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in Part II, Item 9A, “Controls and Procedures,” of its Annual Report on Form 10-K for the year ended January 31, 2023, ChargePoint’s management concluded the following material weaknesses continue to exist in ChargePoint’s internal control over financial reporting as of October 31, 2023:
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
•During the quarter ended October 31, 2023, redesigned and implemented IT general controls, including controls over program change management, the provisioning and monitoring of user access rights and privileges and program development processes and procedures; and
•During the quarter ended July 31, 2023, redesigned and implemented enhanced policies and procedures to retain adequate documentary evidence for certain management review controls over segregation of duties, including precision of review and evidence of review procedures performed to demonstrate effective operation of such controls.
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

Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting identified during the evaluation that occurred during the quarter ended October 31, 2023, other than as described above, that have materially affected, or are reasonably likely to materially affect, ChargePoint’s internal control over financial reporting.

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
•Adverse economic conditions or reduced spending by ChargePoint’s customers may adversely impact its business.
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

•ChargePoint may experience a disruption of its business activities due to senior executive transitions.
•ChargePoint’s future revenue growth will depend in significant part on its ability to increase sales of its products and services to fleet operators.
•ChargePoint faces risks related to global epidemics and health pandemics which could have a material and adverse effect on its business and results of operations.
•Future sales of ChargePoint’s common stock (“Common Stock”) in the public market, or the perception that such sales may occur, could reduce ChargePoint’s stock price, and any conversions of its unsecured Convertible Senior PIK Toggle Notes (the “2028 Convertible Notes”) will, and any additional capital raised through the sale of equity or any future convertible securities ChargePoint may issue could, dilute existing stockholders’ ownership.
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
•The price of ChargePoint’s Common Stock may be subject to wide fluctuations and purchasers of ChargePoint’s Common Stock could incur substantial losses.
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
ChargePoint incurred a net loss of $345.1 million for the fiscal year ended January 31, 2023 and had net loss of $362.9 million for the nine months ended October 31, 2023. As of October 31, 2023, ChargePoint had an accumulated deficit of $1,519.6 million. ChargePoint believes it will continue to incur significant operating expenses and net losses in future quarters for the near term. There can be no assurance that it will be able to achieve or maintain profitability in the future. ChargePoint’s potential profitability is particularly dependent upon the continued adoption of EVs by consumers and fleet operators and the widespread adoption of electric trucks, other vehicles and other electric transportation modalities, each of which are still in the very early stages of adoption and may not occur with the volume and timing that ChargePoint expects.
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
ChargePoint is substantially dependent on its channel partners and direct sales force to obtain new customers. ChargePoint plans to continue to expand its direct sales force both domestically and internationally but it may not be able to recruit, hire and retain a sufficient number of sales personnel, which may adversely affect its ability to expand its sales capabilities. New hires require significant training and time before they achieve full productivity, particularly in new sales territories. Recent hires and planned hires may not become as productive as quickly as anticipated and ChargePoint may be unable to hire or retain sufficient numbers of qualified individuals. Furthermore, hiring sales personnel in new countries can be costly, complex and time-consuming, and requires additional set up and upfront costs that may be disproportionate to the initial revenue expected from those countries. There is significant competition for direct sales personnel with strong sales skills and technical knowledge. ChargePoint’s ability to achieve significant revenue growth in the future will depend, in large part, on its success in recruiting, training, incentivizing and retaining a sufficient number of qualified direct sales personnel and on such personnel attaining desired productivity levels within a reasonable amount of time. ChargePoint’s business will be harmed if continuing investment in its sales and marketing capabilities does not generate a significant increase in revenue.
Adverse economic conditions or reduced spending by ChargePoint’s customers may adversely impact its business.
ChargePoint’s business depends on the economic health of its current and prospective customers and overall demand for EV charging infrastructure. In addition, the purchase of ChargePoint products and services is often discretionary and typically involves a significant commitment of capital and other resources. The United States, the European Union, and the United Kingdom have recently experienced historically high levels of inflation. In response to high levels of inflation and recession fears, the U.S. Federal Reserve, the European Central Bank, and the Bank of England have raised, and may continue to raise, interest rates and implement fiscal policy interventions. Even if these interventions lower inflation, they may also reduce economic growth rates, create a recession, and have other similar effects. A further downturn in macroeconomic conditions, including rising inflation and interest rates; supply chain disruptions; global political and economic uncertainty; geopolitical tensions, such as the ongoing Russia-Ukraine conflict, conflicts in the Middle East and the possibility of conflict or sanctions between the United States and China; a lack of availability of credit; financial services sector instability; a reduction in business confidence and activity; and other factors have in the past, and may in the future, negatively affect the industries to which ChargePoint sells its products and services. ChargePoint’s customers may suffer from reduced operating budgets, which could cause them to defer, reduce, or forego purchases of ChargePoint’s products or services. Moreover, competitors may respond to market conditions by lowering prices, which may make the prices for ChargePoint’s products and services less competitive or cause ChargePoint to reduce its prices, which in turn may reduce ChargePoint’s gross margins and adversely affect ChargePoint’s growth. Uncertainty about global and regional economic conditions, a downturn in the sale or delivery of EVs, or a reduction in EV infrastructure spending even if economic conditions are stable, could adversely impact ChargePoint’s business, financial condition, and results of operations.
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
Disruptions in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers have in the past and may in the future result in additional costs and, to a lesser extent, component shortages, and have led to fluctuations in EV sales in markets around the world. Increased demand for personal electronics and trade restrictions that affect raw materials have contributed to a shortfall of semiconductor chips, which has caused additional supply challenges both within and outside of ChargePoint’s industry. Supply chain challenges, component shortages and heightened logistics costs have adversely affected ChargePoint’s gross margins in recent quarters and ChargePoint expects that gross margins may be adversely affected by increased material costs and freight and logistic expenses in the future. ChargePoint may need to incur additional costs to expedite delivery of components and replacement parts used in charging stations or in providing installation or maintenance services or to proactively increase inventory. In the event ChargePoint is required to take such actions, ChargePoint may need to raise its prices, impose surcharges or other fees or refuse to negotiate discounts.
ChargePoint derives a substantial portion of its overall revenue from the sale of networked charging systems. ChargePoint believes the penetration of EVs in the United States and Europe is heavily reliant on EV availability, consumer adoption of EVs, the availability and reliability of EV infrastructure and government mandates and incentive programs tied to EV adoption. Any sustained downturn in demand for EVs or EV infrastructure, such as decreased demand in EV charging stations, would harm ChargePoint’s business. For example, increased interest rates, an overall slowdown in economic activity, a recession or the possibility of a recession in the United States or Europe may decrease overall demand for EVs or EV infrastructure such as ChargePoint’s networked charging systems. Any prolonged decrease in demand for networked charging systems, or any delays in discretionary purchases of EV infrastructure, such as charging stations, by commercial, fleet or residential consumers may result in slowing growth or decreased revenue for ChargePoint which may adversely affect its gross margins and could materially adversely affect ChargePoint’s business and results of operations.
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
•natural disasters or other events beyond ChargePoint’s control (such as earthquakes, utility interruptions, tsunamis, hurricanes, typhoons, floods, storms or extreme weather conditions, fires, regional economic downturns, regional or global health epidemics); and
•geopolitical turmoil, including the ongoing invasion of Ukraine by Russia and conflicts in the Middle East or increased trade restrictions between the United States, Russia, China and other countries, social unrest, political instability, terrorism, or other acts of war which may further adversely impact supply chains, shipping, transportation and logistics disruptions.
The United States has imposed extraordinary tariffs and extensive export controls targeted primarily at the semiconductor industry in China. If China retaliates to such measures or there is a conflict between China and Taiwan, which is a leading producer of semiconductors, there could be further disruption to the semiconductor industry and global supply chains. ChargePoint or the suppliers it procures components from may be unable to manufacture products at prices ChargePoint’s customers would accept, or at all. Any inability to pass on future increased costs to customers would put downward pressure on ChargePoint’s gross margins and adversely affect ChargePoint’s business, results of operations and financial condition. In addition, while ChargePoint has not yet experienced a direct impact to its supply chain due to the conflict between Russia and Ukraine or conflicts in the Middle East, ChargePoint may experience an impact in the future due to increased fuel and shipping costs, limited supply of components or replacement parts used by ChargePoint in its manufacturing process or the automotive industry in general, and delays caused by changes to global shipping routes and logistics. Such adverse impacts on ChargePoint’s supply chain could limit its ability to manufacture and sell its products on a timely and cost-effective basis and adversely affect its gross margins, which could materially adversely affect ChargePoint’s business and results of operations.
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
ChargePoint seeks to maintain sufficient levels of inventory in order to avoid supply interruptions and keep sufficient amounts of finished products on hand while also avoiding accumulating excess inventory which increases working capital needs and lowers gross margin. To ensure adequate inventory supply and manage ChargePoint's operations with its third-party manufacturers and suppliers, ChargePoint forecasts material requirements and demand for its products in order to predict future inventory needs and then place orders with its suppliers based on these predictions. ChargePoint's ability to accurately forecast demand for its products could be negatively affected by many factors, including rapid or slowing growth, failure to accurately manage ChargePoint's expansion strategy, new product introductions by ChargePoint or its competitors, an increase or decrease in customer demand for ChargePoint products, ChargePoint's failure to accurately forecast customer acceptance of new products, unanticipated changes in general market conditions or regulatory matters, and the weakening of economic conditions or consumer confidence in future economic conditions. In addition, the majority of ChargePoint’s products are sold through its channel partners, distributors and resellers and as a result, ChargePoint is highly reliant on the sales forecasting, sell-through activities and inventory management of its channel partners. If ChargePoint’s channel partners are not effective or efficient in forecasting sales, or sales of particular products, or managing their inventory levels or sell-through expectations then ChargePoint’s management of inventory levels, sales forecasts and parts ordering may be adversely affected which may harm ChargePoint’s financial conditions and results of operations.
Inventory levels in excess of customer demand may result in a portion of ChargePoint's inventory becoming obsolete, as well as inventory write-downs or write-offs. Conversely, if ChargePoint underestimates customer demand for its products or its own requirements for components, sub-assemblies, and materials, ChargePoint's third-party manufacturers and suppliers may not be able to deliver components, sub-assemblies, and materials to meet ChargePoint's standards, lead times or requirements, which could result in inadequate inventory levels or interruptions, delays, or cancellations of deliveries to ChargePoint's customers, any of which would damage its reputation, customer relationships, and business. In addition, several components, sub-assemblies, and materials incorporated into ChargePoint products require lengthy order lead times. As a result, additional supplies or materials may not be available on terms that are acceptable to ChargePoint, or at all, and ChargePoint's third-party manufacturers and suppliers may not be able to allocate sufficient capacity in order to meet ChargePoint's increased requirements, any of which could have an adverse effect on ChargePoint’s ability to meet customer demand for its products and results of operations. ChargePoint has recently experienced fluctuating demand for certain product lines and if future sales of such product lines do not reach forecasted levels, ChargePoint could have excess inventory that it may need to hold for a long period of time, write down, sell at prices lower than expected or discard. For example, during the three months ended July 31, 2023 and October 31, 2023, ChargePoint incurred an adjustment of $28.0 million and $42.0 million, respectively, to address supply overruns related to product transitions and to better align inventory with current demand which contributed to ChargePoint’s decline in gross profit for the period. If ChargePoint is not successful in managing its inventory, ChargePoint's business, financial condition and results of operations could be adversely affected.

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
Some of ChargePoint’s executive officers have limited experience in the management of a publicly-traded company. For example, Mr. Rick Wilmer was recently appointed as ChargePoint’s Chief Executive Officer in November 2023, marking the first time Mr. Wilmer has served as the Chief Executive Officer for a publicly-traded company. In addition, ChargePoint is currently conducting a search for a permanent Chief Financial Officer. The management team may not successfully or effectively conduct the management of a public company that is subject to significant regulatory oversight and reporting obligations under federal securities laws, particularly in light of the Securities and Exchange Commission’s (“SEC”) increasing focus on former shell companies.
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
ChargePoint may experience a disruption of its business activities due to senior executive transitions.
In November 2023, ChargePoint’s Chief Executive Officer since 2011 and Chief Financial Officer since 2018, respectively, separated from the Company and ChargePoint appointed Mr. Rick Wilmer, its former Chief Operating Officer, as its permanent Chief Executive Officer. ChargePoint has appointed an interim Chief Financial Officer while it commences a search for a permanent Chief Financial Officer.
Leadership transitions and management changes can be inherently difficult to manage and may cause uncertainty or a disruption to ChargePoint’s business or may increase the likelihood of turnover in key officers and employees. In addition, recently appointed executives may view ChargePoint’s business differently than prior members of executive management, and over time may make changes to ChargePoint’s strategic focus, operations, business plans, existing personnel and their responsibilities. ChargePoint may not be able to properly manage such shifts in focus, and any changes to its business may not ultimately prove successful.
ChargePoint’s success depends in part on having a successful leadership team. If ChargePoint cannot effectively manage leadership transitions and management changes, it could make it more difficult to successfully operate its business and pursue its business objectives. ChargePoint may not be able to retain the services of its current senior executives or other key employees. If ChargePoint does not succeed in attracting well-qualified employees, retaining and motivating existing employees or integrating new executives and employees, its business could be materially and adversely affected.
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
For example, during calendar years 2020, 2021, and 2022, in response to the COVID-19 pandemic, ChargePoint modified its business practices by recommending that all non-essential personnel work from home and cancelling or reducing physical participation in sales activities, meetings, events and conferences. As a result, many non-essential ChargePoint personnel have been working from home for more than three years in light of the COVID-19 pandemic. In May 2022, ChargePoint commenced a “return-to-office” plan, which included shifting to a hybrid model where employees have the flexibility to work from home or from the office. In the spring of 2023, ChargePoint further refined its hybrid model to require most employees to return to office at least three days a week. A hybrid work model may create challenges, including challenges maintaining ChargePoint’s corporate culture, increasing attrition or limiting ChargePoint’s ability to attract employees if individuals prefer to continue working full time at home, or if there are instances of COVID-19 infections at the office. Future challenges related to ChargePoint’s “return-to-office” plans, hybrid work model or workplace practices could lead to attrition and difficulty attracting high-quality employees.
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
While ChargePoint maintains information technology measures designed to protect it against intellectual property theft, data breaches, sabotage and other external or internal cyber-attacks or misappropriation, its systems and those of its service providers are potentially vulnerable to malware, ransomware, viruses, denial-of-service attacks, phishing attacks, social engineering, computer hacking, unauthorized access, exploitation of bugs, defects and vulnerabilities, breakdowns, damage, interruptions, system malfunctions, power outages, terrorism, acts of vandalism, security breaches, security incidents, inadvertent or intentional actions by employees or other third parties, and other cyber-attacks. Further, most of the networked charging stations ChargePoint sells are owned and operated by third-parties who are responsible for the physical safety of the charging stations. Failure on the part of ChargePoint’s customer to adequately assure the physical safety of charging stations may result in unauthorized access to ChargePoint’s systems or network. To the extent any security incident results in unauthorized access or damage to or acquisition, use, corruption, loss, destruction, alteration or dissemination of ChargePoint data, including intellectual property and personal information, or ChargePoint products, or for it to be believed or reported that any of these occurred, it could disrupt ChargePoint’s business, harm its reputation, compel it to comply with applicable data breach notification laws, subject it to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require it to verify the correctness of database contents, or otherwise subject it to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to ChargePoint and result in significant legal and financial exposure and/or reputational harm.
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
From time to time, ChargePoint has experienced cyberattacks on its information technology infrastructure and systems. Computer malware, viruses, physical or electronic break-ins and similar disruptions could lead to interruption and delays in

ChargePoint’s services and operations and loss, misuse or theft of data. Computer malware, viruses, ransomware, hacking and phishing attacks against online networks have become more prevalent and may occur on ChargePoint’s systems in the future. ChargePoint’s business may be subject to heightened risks of cyber intrusion as nation-state hackers seek access to technology used by the U.S. government and as criminal enterprise hackers, which may or may not be affiliated with foreign governments, use ransomware attacks to disable critical infrastructure and extort companies for ransom payments. Cyber security organizations in many countries have published warnings of increased cybersecurity threats to U.S. businesses, and external events, like the conflict between Russia and Ukraine or conflicts in the Middle East, may increase the likelihood of cybersecurity attacks, particularly directed at energy, fueling or infrastructure service providers. ChargePoint has also been targeted by spear phishing attacks, in which an email directed at a specific individual or department is disguised to appear to be from a trusted source to obtain sensitive information. Any attempts by cyber attackers to disrupt ChargePoint’s services or systems, if successful, could harm its business, introduce liability to data subjects, result in the misappropriation of funds, be expensive to remedy, subject ChargePoint to substantial fines, penalties, damages and other liabilities under applicable laws and regulations, lead to a loss of protection of its intellectual property or trade secrets and damage its reputation or brand.
ChargePoint’s cyber-insurance coverage may not be sufficient to compensate for all liability relating to any actual or potential disruption or other security breach or incident. ChargePoint cannot be certain that its coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to it on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against ChargePoint that exceed available insurance coverage, or the occurrence of changes in ChargePoint’s insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.
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
Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the United States and elsewhere, have the potential to disrupt ChargePoint’s business and those of its third-party suppliers, and customers, and may cause ChargePoint to experience higher attrition, losses and additional costs to maintain or resume operations. In addition, ChargePoint’s customers may begin to establish sourcing requirements related to sustainability. As a result, ChargePoint may receive requests for sustainability related information about its products, business operations, use of sustainable materials and packaging. ChargePoint’s inability to comply with these and other sustainability requirements in the future could adversely affect sales of and demand for its products
Further, there is an increased focus, including by governmental and nongovernmental organizations, investors, customers, and other stakeholders, on climate change matters, including increased pressure to expand disclosures related to the physical and transition risks related to climate change or to establish sustainability goals, such as the reduction of greenhouse gas emissions, which could expose ChargePoint to market, operational and execution costs or risks. ChargePoint’s failure to establish such sustainability targets or targets that are perceived to be appropriate, as well as to achieve progress on those targets on a timely basis, or at all, could adversely affect the reputation of its brand and sales of and demand for its products. For example, in October 2023, the State of California adopted SB 253, the Climate Corporate Data Accountability Act, which will require companies to annually disclose Scope 1, Scope 2, and Scope 3 greenhouse gas emissions and SB 261, Greenhouse Gases: Climate-Related Financial Risk which will require biennial disclosure of a company’s financial risk caused by climate change. These, and additional legislation which may be passed, such as proposed rules by the SEC with respect to enhanced and standardized climate-related disclosures, may cause ChargePoint to incur significant additional costs of compliance due to the need for expanded data collection, analysis, and certification with respect to greenhouse gas emissions and other climate change related risks. ChargePoint may also incur additional costs or require additional resources to monitor, report and comply with such stakeholder expectations and standards and legislation, and to meet climate change targets and commitments if established.

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
ChargePoint’s future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. ChargePoint plans to incur significant research and development costs in the future as part of its efforts to design, develop, manufacture and introduce new products and enhance existing products. ChargePoint’s research and development expenses were $165.6 million, $195.0 million, $145.0 million, and $75.0 million during the nine months ended October 31, 2023, and during the fiscal years ended January 31, 2023, 2022 and 2021, respectively, and are likely to grow in the future. Further, ChargePoint’s research and development program may not produce successful results, and its new products may not achieve market acceptance, create additional revenue or become profitable.
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
In addition to providing direct customer support, ChargePoint also relies on channel partners in order to provide frontline support to some of its customers, including with respect to commissioning, maintenance, component part replacements and repairs of charging stations. If ChargePoint’s channel partners do not provide support to the satisfaction of ChargePoint’s customers, ChargePoint may be required to hire additional personnel and to invest in additional resources in order to provide an adequate level of support, generally at a higher cost than that associated with its channel partners, which may increase ChargePoint’s costs and expenses and adversely affect ChargePoint’s gross margins. There can be no assurance that ChargePoint will be able to hire sufficient support personnel as and when needed. To the extent that ChargePoint is unsuccessful in hiring, training, and retaining adequate support personnel, its ability to provide high-quality and timely support to its customers will be negatively impacted and its customers’ satisfaction with its Cloud Services and EV charging stations could be adversely affected. Any failure to maintain high-quality customer support, or a market perception that ChargePoint does not maintain high-quality customer support, could adversely affect ChargePoint’s reputation, business, results of operations, and financial condition, particularly with respect to its fleet customers (see also “Risks Related to ChargePoint’s Business--Supply chain disruptions, component shortages, manufacturing interruptions or delays, or the failure to accurately forecast customer demand, could adversely affect ChargePoint’s ability to meet customer demand, lead to higher costs, and adversely affect ChargePoint’s business and results of operations.”).
ChargePoint’s business will depend on customers renewing their services subscriptions. If customers do not continue to use its subscription offerings or if they fail to add more stations, its business and operating results will be adversely affected.
In addition to selling networked charging stations, ChargePoint also depends on customers continuing to subscribe to its Cloud Services and extended warranty coverages. Therefore, it is important that customers renew their subscriptions when the contract term expires and add additional charging stations and services to their subscriptions. Customers may decide not to renew their subscriptions with a similar contract period, at the same prices or terms or with the same or a greater number of users, stations or level of functionality. Customer retention may decline or fluctuate as a result of a number of factors, including satisfaction with software and features, functionality of the charging stations, prices, features and pricing of competing products, reductions in spending levels, mergers and acquisitions involving customers and deteriorating general economic conditions.
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
ChargePoint has continued implementation of a plan to remediate these material weaknesses and remediation efforts could continue beyond the fiscal year ending January 31, 2024. These remediation measures are ongoing and include engaging an external advisor to assist with evaluating and documenting the design and operating effectiveness of IT general controls and assisting with the remediation of deficiencies, as necessary, during the quarter ended October 31, 2023, redesigned and implemented IT general controls, including controls over program change management, the provisioning and monitoring of user access rights and privileges and program development processes and procedures, and during the quarter ended July 31, 2023, redesigned and implemented enhanced policies and procedures to retain adequate documentary evidence for certain management review controls over segregation of duties, including precision of review and evidence of review procedures performed to demonstrate effective operation of such controls. At this time, ChargePoint cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan, however, these remediation measures will be time consuming, will result in ChargePoint incurring significant costs, and will place significant demands on its financial and operational resources. In order to maintain and improve the effectiveness of its internal control over financial reporting, ChargePoint has expended, and will continue to expend, significant resources, including accounting-related costs and significant management oversight.
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
Risks Related to Ownership of ChargePoint’s Securities
Future sales of ChargePoint’s Common Stock in the public market, or the perception that such sales may occur, could reduce ChargePoint’s stock price, and any conversions of the 2028 Convertible Notes will, and any additional capital raised through the sale of equity or any future convertible securities ChargePoint may issue could, dilute existing stockholders’ ownership.
ChargePoint may raise additional capital through the issuance of equity or debt securities in the future. In that event, the ownership of existing ChargePoint stockholders would be diluted and the value of the stockholders' equity in Common Stock could be reduced. If ChargePoint raised more equity capital from the sale of Common Stock, institutional or other investors may negotiate terms more favorable than the current prices of ChargePoint’s Common Stock. If ChargePoint issues debt securities, the holders of the debt would have a claim to ChargePoint assets that would be prior to the rights of stockholders until the debt is repaid. Interest on these debt securities would increase costs and could negatively impact operating results. In April 2022, ChargePoint completed a private placement of $300.0 million of aggregate principal amount of convertible notes with an original maturity date of April 1, 2027, which were subsequently amended in October 2023 to, among other things, extend the maturity date of the convertible notes until April 1, 2028 (the “2028 Convertible Notes” and such amendment, the “Notes Amendment”). The 2028 Convertible Notes may decrease ChargePoint’s business flexibility and access to capital, require a significant amount of cash to service, dilute the ownership interest of existing stockholders and otherwise depress the price of its Common Stock, and delay or hinder an otherwise beneficial takeover of the Company. On July 1, 2022, ChargePoint filed a Registration Statement on Form S-3 (File No. 333-265986), which permits ChargePoint to offer up to $1.0 billion shares of ChargePoint Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time (the “Shelf Registration Statement”). Further, as part of the Shelf Registration Statement, ChargePoint may also sell shares of its Common Stock in “at-the-market” offerings pursuant to that certain common stock sales agreement dated July 1, 2022, by and among ChargePoint and the underwriters thereto (the “ATM Facility”). As of October 31, 2023, $161.6 million of shares of Common Stock remained available for sale pursuant to the ATM Facility. The sale of a substantial number of shares of ChargePoint Common Stock pursuant to the ATM Facility, the Shelf Registration Statement or otherwise, or anticipation of any such sales, could cause the trading price of ChargePoint’s Common Stock to decline or make it more difficult for ChargePoint to sell equity or equity-related securities in the future at a time and at a price that ChargePoint might otherwise desire. In addition, issuances of any shares of ChargePoint Common Stock sold pursuant to the ATM Facility or any securities sold pursuant to the Shelf Registration Statement will have a dilutive effect on our existing stockholders.
In accordance with Delaware law and the provisions of ChargePoint’s Second Amended and Restated Certificate of Incorporation (the “Charter”), ChargePoint may issue preferred stock that ranks senior in right of dividends, liquidation or voting to its Common Stock. The issuance by ChargePoint of such preferred stock may (a) reduce or eliminate the amount of cash available for payment of dividends to other holders of ChargePoint Common Stock, (b) diminish the relative voting strength of the total shares of Common Stock outstanding as a class, or (c) subordinate the claims of ChargePoint holders of Common Stock to ChargePoint assets in the event of a liquidation. ChargePoint cannot predict the size of future issuances of its Common Stock or any additional issuances of securities convertible into Common Stock or the effect, if any, that future issuances and sales of shares of its Common Stock will have on the market price of its Common Stock. Sales of substantial amounts of ChargePoint Common Stock (including any shares issued upon the conversion of the 2028 Convertible Notes or pursuant to the ATM Facility, the Shelf Registration Statement, or in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of ChargePoint Common Stock.
ChargePoint has entered into a 2027 Revolving Credit Facility that imposes certain restrictions on its business and operations that may affect its ability to operate its business and make payments on its indebtedness.
ChargePoint’s subsidiary ChargePoint, Inc. entered into a revolving credit agreement on July 27, 2023 (the “Revolving Credit Agreement”). The Revolving Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $150.0 million, with a maturity date of January 1, 2027 (the “2027 Revolving Credit Facility”). Pursuant to the Revolving Credit Agreement, ChargePoint may from time to time arrange for one or more increases in the commitments under the 2027 Revolving Credit Facility in an aggregate principal amount not to exceed $150.0 million. The Revolving Credit Agreement contains covenants that, among other things, restrict ChargePoint’s ability to (i) incur additional indebtedness, (ii) incur liens, (iii) sell, transfer, or dispose of property and assets, (iv) invest, (v) make dividends or distributions or other restricted payments and (vi) engage in affiliate transactions, in each case subject to certain dollar baskets and customary carveouts. In addition, ChargePoint is required to comply with a minimum total liquidity covenant to be not less than 150% of the aggregate amount of the lender’s commitment under the Credit Agreement (“Total Liquidity”) which requires ChargePoint to maintain, at all times, Total Liquidity equal to the sum of cash and cash equivalents held by ChargePoint and the other loan parties at controlled accounts with the initial lenders under the 2027 Revolving Credit Facility plus the aggregate unused amount of the commitments then available to be drawn under the 2027 Revolving Credit Facility. These restrictions may restrict ChargePoint’s current and future operations, particularly its ability to respond to certain changes in its business or industry or take future actions.
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
In April 2022, ChargePoint originally issued the 2028 Convertible Notes and in July 2023, ChargePoint entered into the 2027 Revolving Credit Facility. The indenture for the 2028 Convertible Notes includes a restrictive covenant that, subject to specified exceptions, limits the ability of ChargePoint and its subsidiaries to incur secured debt in excess of $750.0 million. In addition, the indenture includes customary terms and covenants, including certain events of default after which the holders may accelerate the maturity of the 2028 Convertible Notes and declare 100% of the principal of, and accrued and unpaid interest, if any, on, the 2028 Convertible Notes to become due and payable immediately. The 2027 Revolving Credit Facility and related security agreements provide that ChargePoint’s breach or failure to satisfy certain covenants may constitute an event of default. Upon the occurrence of an event of default, the lenders under the 2027 Revolving Credit Facility could elect to declare all amounts outstanding under the 2027 Revolving Credit Facility to be immediately due and payable. As a result of these and other terms in the 2028 Convertible Notes and 2027 Revolving Credit Facility, ChargePoint’s indebtedness may:
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
Further, the indenture governing the 2028 Convertible Notes does not restrict ChargePoint’s ability to incur additional indebtedness other than secured debt, and as a result ChargePoint and its subsidiaries may incur substantial additional indebtedness in the future. Additionally, ChargePoint may continue to opportunistically seek access to additional funds through public or private equity offerings or debt financings, including through potential sales of Common Stock under its ATM Facility to provide additional liquidity to support ChargePoint’s continued growth. The terms of debt securities or borrowings could impose significant restrictions or secured interests on ChargePoint’s operations and expose ChargePoint to enhanced risks.

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
The price of ChargePoint’s Common Stock may be subject to wide fluctuations and purchasers of ChargePoint’s Common Stock could incur substantial losses.
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
•increased labor costs;
•significant commercial disputes, litigation or threats of litigation with key commercial partners, investors or stockholders;
•disputes or other developments related to intellectual property or other proprietary rights, including litigation;
•the ability to market new and enhanced solutions on a timely basis;
•sales of substantial amounts of the Common Stock by the members of the Board, executive officers or significant stockholders or the perception that such sales could occur;
•changes in capital structure, including future issuances of securities or the incurrence of debt; and
•general economic, political and market conditions, including those resulting from the ongoing conflict between Russia and Ukraine, conflicts in the Middle East and increased trade restrictions by governmental and private entities.
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

ChargePoint may be subject to securities class action and stockholder derivative actions. These, and potential similar or related litigation, could result in substantial damages and may divert management’s time and attention from ChargePoint’s business and adversely impact its business, results of operations and financial condition.
ChargePoint may become the target of securities class actions or stockholder derivative claims. Securities-related class action litigation has often been brought against companies, including many special purpose acquisition corporations which ChargePoint was prior to the Merger, as the result of volatility experienced in the market price of their securities. This risk is especially relevant for ChargePoint as it experiences significant stock price volatility in connection with the expansion of the nascent electric vehicle charging infrastructure market, introduction of new products and the transition of executive management members. Volatility in ChargePoint’s stock price and other matters affecting ChargePoint’s business and operations may subject ChargePoint to actual and threatened securities class actions or stockholder derivative claims. Regardless of merit or outcome, ChargePoint’s involvement in any litigation or other administrative proceedings could cause ChargePoint to incur substantial expense and could significantly divert the efforts of ChargePoint’s management. Any public announcements related to litigation or administrative proceedings initiated or threatened against ChargePoint could cause its stock price to decline.
Servicing 2028 Convertible Note obligations will require a significant amount of cash. ChargePoint may not have sufficient cash flow from its business to pay its outstanding debt, and ChargePoint may not have the ability to raise the funds necessary to settle conversions of the 2028 Convertible Notes in cash or to repurchase the 2028 Convertible Notes upon a fundamental change, which could adversely affect its business and results of operations.
ChargePoint’s ability to make scheduled payments of the principal of, to pay interest on, or to refinance its indebtedness, including the amounts payable under the 2028 Convertible Notes and any amounts draw under the 2027 Revolving Credit Facility, depends on its future performance, which is subject to economic, financial, competitive, and other factors beyond its control. ChargePoint’s business may not generate cash flow from operations in the future sufficient to service its indebtedness and make necessary capital expenditures. Interest on the 2028 Convertible Notes is payable semi-annually in arrears on April 1 and October 1 and the 2028 Convertible Notes will mature on April 1, 2028, unless redeemed, repurchased or converted in accordance with their terms prior to such date. While ChargePoint can elect to make any interest payment in cash, paid in kind through an increase in the principal amount of the 2028 Convertible Notes, referred to as PIK Interest, or any combination thereof, to the extent ChargePoint elects PIK Interest, the 2028 Convertible Notes bear interest at a rate of 8.50% per annum, compared to 7.00% per annum to the extent paid in cash. If ChargePoint is unable to generate sufficient cash flow to pay the principal and/or interest on its indebtedness, ChargePoint’s flexibility in how it pays interest on the 2028 Convertible Notes may be limited and it may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive, to pay its outstanding indebtedness. ChargePoint’s ability to refinance its indebtedness will depend on the capital markets and its financial condition at such time. For example, interest rate increases and/or other monetary policy changes, could ultimately result in higher short-term and/or long-term interest rates and could otherwise impact the general availability of credit. Higher prevailing interest rates and/or a tightening supply of credit would adversely affect the terms upon which ChargePoint would be able to refinance its indebtedness, if at all. As a result, ChargePoint may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on its debt obligations.
In the event of a fundamental change or a change in control transaction (each such term as defined in the indenture governing the 2028 Convertible Notes), holders of the 2028 Convertible Notes will have the right to require ChargePoint to repurchase all or a portion of their 2028 Convertible Notes at a price equal to 100% of the capitalized principal amount of 2028 Convertible Notes, in the case of a fundamental change, or 125% of the capitalized principal amount of 2028 Convertible Notes, in the case of a change in control transaction, in each case plus any accrued and unpaid interest to, but excluding, the repurchase date. This feature of the 2028 Convertible Notes could have the effect of delaying or preventing a change of control of ChargePoint, whether or not it is desired by, or beneficial to, ChargePoint’s stockholders, and may result in the acquisition of ChargePoint on terms less favorable to its stockholders than it would otherwise be, or could require ChargePoint to pay a portion of the consideration available in such a transaction to holders of the 2028 Convertible Notes. In addition, upon conversion of the 2028 Convertible Notes, unless ChargePoint elects to deliver solely shares of its Common Stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), ChargePoint will be required to make cash payments in respect of the 2028 Convertible Notes being converted. However, ChargePoint may not have enough available cash, or be able to obtain sufficient financing, at the time it is required to pay cash with respect to the 2028 Convertible Notes being converted.

The conditional conversion feature of the 2028 Convertible Notes, when triggered, may adversely affect ChargePoint’s financial condition and operating results. In addition, any such conversion of the 2028 Convertible Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their 2028 Convertible Notes, or may otherwise depress ChargePoint’s stock price.
Prior to the close of business on the business day immediately preceding January 1, 2027, the 2028 Convertible Notes will be convertible subject to the satisfaction of certain conditions set forth in the indenture for such 2028 Convertible Notes. On or after January 1, 2027, holders of the 2028 Convertible Notes will have the right to convert all or a portion of their 2028 Convertible Notes at any time prior to close of business on the second scheduled trading day immediately preceding the maturity date. Once any such conditional conversion feature of the 2028 Convertible Notes is triggered, holders of the 2028 Convertible Notes will be entitled to convert their 2028 Convertible Notes at any time during the specified periods at their option. If one or more holders elect to convert their 2028 Convertible Notes, unless ChargePoint elects to satisfy its conversion obligation by delivering solely shares of its Common Stock (other than paying cash in lieu of delivering any fractional share), ChargePoint would be required to settle a portion or all of its conversion obligation in cash, which could adversely affect its liquidity.
In addition, the conversion of some or all of the 2028 Convertible Notes will dilute the ownership interests of existing stockholders to the extent ChargePoint delivers shares of Common Stock upon such conversion. Any sales in the public market of ChargePoint Common Stock issuable upon such conversion could adversely affect prevailing market prices of ChargePoint Common Stock. In addition, the existence of the 2028 Convertible Notes may encourage short selling by market participants because the conversion of the 2028 Convertible Notes could be used to satisfy short positions, or anticipated conversion of the 2028 Convertible Notes into shares of ChargePoint’s Common Stock could depress ChargePoint’s stock price.
The accounting method for convertible debt securities that may be settled in cash, such as the 2028 Convertible Notes, could have a material effect on ChargePoint’s reported financial results.
The accounting method for reflecting the 2028 Convertible Notes on ChargePoint’s balance sheet, accruing interest expense for the 2028 Convertible Notes, and reflecting the underlying shares of its Common Stock in ChargePoint’s reported diluted earnings per share may adversely affect its reported earnings and financial condition.
ChargePoint expects that, under applicable accounting principles, the initial liability carrying amount of the Original Convertible Notes will be the fair value of a similar debt instrument that does not have a conversion feature, valued using its cost of capital for straight, unconvertible debt. ChargePoint has reflected the difference between the net proceeds from the sale of the Original Convertible Notes and the initial carrying amount as a debt discount for accounting purposes, which is amortized into interest expense over the term of the Original Convertible Notes. The Notes Amendment resulted in the Company utilizing modification accounting, which resulted in the increase in the fair value of the embedded conversion option feature to further reduce the carrying value of the 2028 Convertible Notes, as amended, resulting in an increase in debt issuance cost to be amortized to interest expense over the repayment period. As a result of this amortization, the interest expense to be recognized for the 2028 Convertible Notes for accounting purposes will be greater than the cash interest payments ChargePoint may pay on the 2028 Convertible Notes, were it to elect to pay interest in cash, which results in lower reported net income.The lower reported income (or higher net loss) resulting from this accounting treatment could depress the trading price of ChargePoint’s Common Stock and the 2028 Convertible Notes. In addition, under Accounting Standards Update 2020-06, Debt--Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging--Contracts in Entity’s Own Equity (Subtopic 815-40), diluted earnings per share is generally calculated assuming that all the 2028 Convertible Notes were converted solely into shares of Common Stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of this “if-converted” method may reduce ChargePoint’s reported diluted earnings per share.
Furthermore, if any of the conditions to the convertibility of the 2028 Convertible Notes is satisfied, then ChargePoint may be required under applicable accounting standards to reclassify the liability carrying value of the 2028 Convertible Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their 2028 Convertible Notes and could materially reduce ChargePoint’s reported working capital.
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
Sales of a substantial number of shares of ChargePoint’s Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of ChargePoint’s Common Stock. For instance, in connection with the closing of the Merger, ChargePoint and the holders of registration rights in Switchback and Legacy ChargePoint entered into an amended and restated Registration Rights Agreement (the “A&R Registration Rights Agreement” and such holders the “Registration Rights Holders”). In certain circumstances, the Registration Rights Holders can demand certain underwritten offerings and will be entitled to customary piggyback registration rights. Also, in connection with the consummation of the acquisition of HTB, ChargePoint entered into a registration rights agreement with the former stockholders of HTB providing for the filing of a resale registration statement as more completely described below.
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
As of October 31, 2023, the warrants to purchase Legacy ChargePoint common stock (the “Legacy Warrants”) were exercisable for 34,499,436 shares of Common Stock. Any shares of ChargePoint’s Common Stock issued upon exercise of Legacy Warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of ChargePoint’s Common Stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(a)None
(b)None
(c)Securities Trading Plans for Executive Officers and Directors
On September 13, 2023, Pasquale Romano, the Company’s former Chief Executive Officer and former member of the Board of Directors of the Company, terminated a pre-arranged stock trading plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which was adopted on January 13, 2023 (the “Old Romano Plan”), and provided for the potential sale of up to 989,712 shares of the Company’s common stock on specified dates until the earlier of May 20, 2024, or when all the shares under the Old Romano Plan were sold.
On September 16, 2023, Mr. Romano adopted a new pre-arranged stock trading plan pursuant to Rule 10b5-1 under the Exchange Act (the “New Romano Plan”), which provided for the potential sale of up to 714,712 shares of the Company’s common stock on specified dates until the earlier of January 10, 2025, or when all the shares under the New Romano Plan are sold.
Effective November 16, 2023, Mr. Romano separated from the Company as its Chief Executive Officer and as a director of the Company.
During the three months ended October 31, 2023, none of our directors or executive officers, other than Mr. Romano, modified or terminated a Rule 10b5-1 trading arrangement or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS
(a)Exhibits:

Exhibit No.	Description
4.1
First Supplemental Indenture, dated as of October 24, 2023, by and among the Company, ChargePoint, Inc., as guarantor, and Wilmington Trust National Association, as trustee (incorporated by reference to Exhibit 4.1 to ChargePoint Holdings, Inc.’s Current Report on Form 8-K (File No. 001-39004), filed with the SEC on October 24, 2023).

10.1*
Offer Letter, dated November 14, 2023, between ChargePoint, Inc. and Rick Wilmer (incorporated by reference to Exhibit 10.1 to ChargePoint Holdings, Inc.’s Current Report on Form 8-K (File No. 001-39004), filed with the SEC on November 16, 2023).

10.2*
Offer Letter, dated November 2, 2018, between ChargePoint, Inc. and Mansi Khetani (incorporated by reference to Exhibit 10.2 to ChargePoint Holdings, Inc.’s Current Report on Form 8-K (File No. 001-39004), filed with the SEC on November 16, 2023).

10.3*
Addendum to Offer Letter, dated November 14, 2023, between ChargePoint, Inc. and Mansi Khetani (incorporated by reference to Exhibit 10.3 to ChargePoint Holdings, Inc.’s Current Report on Form 8-K (File No. 001-39004), filed with the SEC on November 16, 2023).

10.4+*	Severance and Change in Control Agreement, between ChargePoint, Holdings, Inc. and Rick Wilmer, dated November 15. 2023.
10.5+*^	Transition and Separation Agreement and General Release, between ChargePoint Holdings, Inc., ChargePoint, Inc. and Pasquale Romano, dated November 13, 2023.
10.6+*^	Transition and Separation Agreement and General Release, between ChargePoint Holdings, Inc., ChargePoint, Inc. and Rex S. Jackson, dated November 15, 2023.
10.7+
Amendment No. 1 to Revolving Credit Agreement, dated as of October 11, 2023, by and among the Company, ChargePoint, Inc., the subsidiaries of the Company party thereto as guarantors, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent.

10.8+*	Severance and Change in Control Agreement, between ChargePoint, Holdings, Inc. and Mansi Khetani, dated December 5. 2023.
31.1+	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2+	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

December 8, 2023

CHARGEPOINT HOLDINGS, INC.

	By:	/s/ Mansi Khetani
	Name:	Mansi Khetani
	Title:	Interim Chief Financial Officer and Principal Financial Officer