Form 10-K
period 2024-01-31
ChargePoint Holdings, Inc.
filed 2024-04-01
CIK 1777393

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on July 31, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of $8.66 for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $2.7 billion. Shares of common stock beneficially owned by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 423,359,511 shares of common stock as of March 19, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2024 annual meeting of shareholders (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement will be filed with the U.S. Securities Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Table of Content

Table of Content

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K (this “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements could include, among other things statements regarding the future financial performance of ChargePoint Holdings, Inc. (“ChargePoint” or the “Company,” or “we,” “us,” “our” and similar terms), as well as ChargePoint’s strategy, future operations, future operating results, financial position, and resources, expectations regarding revenue, losses, costs, margins and prospects, as well as management plans and objectives. All statements, other than statements of present or historical fact included in this Annual Report, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project” or negatives of such terms and other similar expressions that predict or indicate future events or trends or that are not statements of present or historical matters. These statements are based on various assumptions, whether or not identified herein, and on the current expectations of ChargePoint’s management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of, fact or probability. Actual events and circumstances are difficult or impossible to predict and may differ from assumptions, and such differences may be material. Many actual events and circumstances are beyond the control of ChargePoint. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about ChargePoint that may cause the actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. If any of these risks materialize or ChargePoint’s assumptions prove incorrect, actual results could differ materially from the results implied by these forward-looking statements. There may be additional risks that ChargePoint does not presently know or that ChargePoint currently believes are immaterial that could also cause actual results to differ from those contained in the forward-looking statements. In addition, forward-looking statements reflect ChargePoint’s expectations, plans or forecasts of future events and views as of the date hereof. ChargePoint anticipates that subsequent events and developments will cause ChargePoint’s assessments to change. These forward-looking statements should not be relied upon as representing ChargePoint’s assessments as of any date subsequent to the date hereof. Accordingly, undue reliance should not be placed upon the forward-looking statements. ChargePoint cautions you that these forward-looking statements are subject to numerous risk and uncertainties, most of which are all difficult to predict and many of which are beyond the control of ChargePoint.
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

Table of Content
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

Table of Content
PART I
Item 1. Business.
ChargePoint Holdings, Inc. (“ChargePoint”) is a leading electric vehicle (“EV”) charging technology solutions provider. ChargePoint is broadly driving the shift to electric mobility by providing networked charging solutions in North America and Europe across commercial (e.g., retail, workplace, hospitality, parking, recreation, municipal, education and highway fast charge), fleet (e.g., delivery, take home, logistics, motor pool, transit and shared mobility) and residential (e.g., single family homes and multi-family apartments and condominiums) verticals. As of January 31, 2024, ChargePoint has activated approximately 286,000 ports on its network, including approximately 24,000 direct current, or “DC,” “fast charging” ports, excluding single family home ports. ChargePoint’s roaming integrations enable EV drivers to access more than 631,000 additional third-party ports in North America and Europe through ChargePoint’s mobile and in-dash applications.

ChargePoint sells networked charging hardware, connected through cloud-based software services (“Cloud” or “Cloud Services”) and supported by extended parts and labor warranty solutions (“Assure”). ChargePoint sells these solutions to commercial, fleet and residential customers to enable electrification, and has developed a strong network of channel partners and distributors to support its growth. Historically, ChargePoint has not sold networked charging hardware without its software, typically does not own or operate EV charging assets, does not monetize drivers, and does not rely upon profits from the sale of electricity. By pursuing this “capital light” business model, ChargePoint has been able to focus its investments on research and development of its diverse portfolio of networked Level 2, or alternating current (“AC”), and Level 3 DC fast charging hardware, and its software solutions for drivers, hosts and fleet operators, while simultaneously scaling active networked ports more cost efficiently as compared to other models in the EV industry, where the charging station operator, or “CPO,” deploys its capital to purchase, install and manage the charging stations, owns and operates the charging station and depends upon profits on the sale of electricity for its return on capital deployed. Finally, ChargePoint believes its go-to-market strategy of ensuring site owners or CPOs have full control over branding, access, pricing and policies enables them to provide their employees and customers with a better charging experience.

ChargePoint’s networked charging solutions can charge most types of EVs—from cars, trucks and delivery vehicles to buses and 18-wheelers—regardless of manufacturer or connector type, most recently adding SAE J3400, formerly known as the North American Charging Standard or NACS, connector options to both commercial and home chargers. ChargePoint supports all leading connector types and believes it will benefit directly and proportionately from the broad trend in vehicle electrification because the breadth of its solutions means it does not need to identify which vehicles will come to market first nor which segments or manufacturers will be successful. ChargePoint has historically seen a correlation between new passenger EV sales in North America and its charging port growth in North America, which gives ChargePoint confidence in its growth prospects going forward as its verticals and geographic markets continue to go electric.
The ChargePoint Model and Network Effect for EV Fueling
ChargePoint believes fueling EVs is radically different from the current “gas station” model for fueling traditional gas-powered vehicles. Passenger vehicles spend 95% of their time parked, and most fleet vehicles also have substantial “dwell time.” This driver behavior is the impetus behind ChargePoint’s deployment of AC chargers (for longer dwell-time sessions) in addition to DC fast charging ports (for shorter dwell-time sessions). Unlike gasoline, electricity is pervasively and safely distributed, so fueling can shift to a model where vehicles charge where they are parked and while their drivers—individual or fleet—are engaged in other activities.
ChargePoint believes EV charging will principally transition from an inconvenient, dedicated fueling stop at a destination to convenient charging mapped to the dwell time, and for certain fleet applications, the size and route requirements, of the vehicle. These factors in turn drive the selection of charging solutions, since DC ports are significantly more expensive than AC ports to purchase, install and operate due to the higher charging rate. In short, ChargePoint believes customers want to choose the most cost-effective solutions for their vehicle charging applications, which can be AC or DC only or a blend, based on their specific needs. ChargePoint has developed a comprehensive platform of AC and DC charging products, Cloud subscriptions, Assure warranty coverages and professional services designed to ensure it can cost effectively deliver the solutions that best meet the customer’s specific requirements.
From a network effect perspective, ChargePoint’s goals are ubiquity, accessibility, usability and reliability. Charging infrastructure should be broadly distributed, easily found, easy to use and should always work. ChargePoint believes its ports under management and roaming relationships support one of the largest and growing networks of EV charging infrastructures available. Charging ports are easily located via ChargePoint’s mobile and in-dash applications, and ChargePoint’s networked hardware is easy to use through those applications and to manage via its Cloud Services provided to hosts. And most importantly, ChargePoint’s networked hardware is designed for high uptime, monitored and managed through its Cloud application, and supported via its customer support organization and a large network of service partners. These attributes and mobile and in-dash applications create a charging network that encourages hosts and drivers to expand with ChargePoint.
The Portfolio
ChargePoint primarily generates revenue through the sale of networked charging hardware combined with its Cloud Services billed as a subscription. ChargePoint also provides an extended parts and labor warranty, Assure, as an annual subscription. These products are available to commercial and fleet customers as software-only or a combination of software, hardware, and extended parts and labor warranty solutions. ChargePoint offers both an upfront sale of the charging station hardware with separate subscriptions for

Table of Content
Cloud Services and Assure, or ChargePoint as a Service, referred to as CPaaS, in which charging station hardware, Cloud Services and Assure are bundled into a multi-year or annual subscription.
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
◦AC Solutions:
▪ChargePoint’s newest family of charging stations, the CP6000 series, is part of a complete commercial and fleet charging solution, including power management and enhanced maintenance services. The CP6000 family of charging stations are UL® and ENERGY STAR® certified as well as compliant with the ISO 15118 communication standard and can deliver up to 19.2kW per port. With standard connector options for SAE J1772 and, in 2024 SAE J3400, ChargePoint’s CP6000 charging stations can charge almost any EV model in North America.
▪ChargePoint’s CT4000 family of charging stations is UL® and ENERGY STAR® certified. All CT4000 models offer one or two standard SAE J1772 AC charging ports with locking holsters, capable of delivering up to 7.2kW per port.
▪ChargePoint’s AC solutions further includes the CPF50 family of charging station designed for use in fleet and multi-family applications and the ChargePoint Home Flex designed for fast, flexible home charging. Both the CPF50 and ChargePoint Home Flex are UL® and ENERGY STAR® certified with standard SAE J1772 or SAE J3400 AC charging ports making them safe, reliable, and energy efficient.
◦DC Solutions:
▪ChargePoint’s family of Express and Express Plus fast charging DC solutions are configurable and extensible solutions intended to serve high-powered charging applications necessary for fleet, interstate corridor, fueling, convenience and other fast charge applications. ChargePoint’s Express and Express Plus fast-charging DC solutions are compatible with global charging connector standards including CCS1, CCS2, SAE J3400 and CHAdeMO connector types and ISO communication standards. ChargePoint’s Express products can dispense up to 62.5kW per port and up to 500kW per port depending on configuration with Express Plus. Beginning in 2024, ChargePoint added a pantograph connector option for its family of Express Plus fast chargers designed specifically for bus fleet operations.
•Advanced Cloud Services to Scale Charging Infrastructure. Cloud Services subscription enables commercial and fleet customers to manage charging in their parking lots and depots. Features are tuned for a variety of settings. Retailers can optimize charging station locations and pricing for foot traffic and loyalty. Employers and multi-family commercial real estate operators can make fueling an efficient benefit to attract talent or tenants. Parking operators can vary pricing to reflect market conditions, and fleet operators can manage use cases from having drivers take their own vehicles home every day to high-power, high-complexity centralized fleet depots. As of January 2024, ChargePoint received Federal Risk and Authorization Management Program (“FedRAMP”) authorization. All ChargePoint Cloud Services products are FedRAMP-authorized and meet all FedRAMP requirements. These requirements include best-in-class data security, dedicated cloud hosting for federal customers, and rigorous standards for authorization, access, and continuous monitoring.
•Cloud Services capabilities include the functionality below:
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

Table of Content
▪Driver management tools: enabling convenience features including specific user access via the ChargePoint connections system, the creation of driver groups to support a site host policy and waitlist or reservation features for drivers to reserve a place in line, among other features.
▪Integration with route planning systems for fleets: enabling on-budget deadline scheduling in accordance with energy rate structures and on-site energy storage. On-site and on-route charging are supported and fueling payment is facilitated by integration with leading fuel cards.
▪Cloud Service solutions for all use cases: enabling CPOs to choose ChargePoint’s Cloud Services while selecting their choice of third-party hardware or e-mobility services providers (“eMSPs”) to build and integrate their solutions with ChargePoint’s Cloud Services, provides an extensible solution to any CPO or eMSP. ChargePoint’s software platform enables charging station owners, CPOs and eMSPs to manage costs, optimize fleet operations, integrate loyalty programs and manage payments, all while empowering seamless integrations with customer workflows, fuel and fleet cards providers, payment processors, utilities, energy services and more.
ChargePoint believes that as EV penetration rises, so does the importance of Cloud Services to help manage charging complexity. Some examples include:
•The ability for commercial customers to adjust the rate at which vehicles charge to match the natural parking duration at the site and to avoid peak or demand charges.
•Charging infrastructure made available to the public during the day can be reserved for private fleets at night or to employees during the day and open to the public at night. Fleet software integrations also offer load control, charging scheduling and alerts to reduce cost and improve reliability. The software is designed to integrate with fuel management systems, fleet operations software and vehicle telematics to enable seamless integration into fleet processes.
•Ecosystem integrations enable drivers to access charging functionality via in-vehicle infotainment systems, consumer mobile applications, payment systems, mapping tools, home automation assistants, fleet fuel cards, wearables and residential utility programs.
All ChargePoint commercial ports are integrated into one network available to drivers who can use the ChargePoint mobile application to find charging locations, check availability, start sessions, set up reservations for a charging station, pay for charging, use their ChargePoint account to roam across networks, access preferential pricing and loyalty offers and track the estimated avoidance of CO2 emissions in comparison to the use of liquid fuel.
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
•Network Operations Center Improves Driver Experience. In August 2023, ChargePoint launched its Network Operations Center to address network reliability which is often considered to be a barrier to mainstream EV adoption. ChargePoint’s Network Operations Center features 24/7 proactive station monitoring and predictive analytics to find anomalies before the station owner or drivers notice them. ChargePoint’s Network Operations Center leverages multiple sources of driver feedback, including ChargePoint’s mobile app, calls to ChargePoint’s driver support line and social listening, to enhance the completeness of actionable insights, with the ultimate goal of driving charging station uptime. ChargePoint defines “uptime” as the percentage of ChargePoint charging ports which are capable of dispensing energy at any given moment.
Go to Market Strategy
ChargePoint sells networked charging solutions in North America and Europe, and as of January 31, 2024, its customer base includes 74% of the 2023 Fortune 50 list of companies. It is focused on three key verticals: commercial, fleet and residential.
•Commercial: Commercial businesses already own or lease parking and many wish to electrify. These include retail centers, offices, medical complexes, schools, airports, municipalities, convenience stores, recreation centers and fast fueling sites, among others. ChargePoint believes commercial businesses view charging as essential and invest to attract tenants, employees, customers and visitors, generate direct and indirect income, and achieve sustainability goals. ChargePoint believes commercial businesses choose ChargePoint based on solution completeness (they are not responsible for being the integrator or support agent for drivers) and the quality that comes from designing hardware, software and services together. These customers benefit from drivers that are typically familiar with ChargePoint’s products and services, including access to a free, top-rated application, around-the-clock support, and integration to popular mapping platforms, payment systems and wearables. Brand awareness, education and demand marketing programs generate sales opportunities. ChargePoint accesses the commercial market via its direct sales force (inside and field teams) and channel partners.

Table of Content
•Fleet: Fleet customers are public and private organizations that operate vehicle fleets in delivery/logistics, sales/service/motor pool shared transit and ride-sharing service operators. ChargePoint believes these customers choose to electrify their fleets for economic reasons, as the comparative total cost of ownership compellingly favors electrification. EV charging solutions can help them design and fuel operations, manage operating costs and achieve sustainability goals. ChargePoint provides a flexible architecture of networked charging stations, Cloud Services subscriptions, professional services, support, monitoring and parts and labor warranties needed to support all use cases, from single vehicle take-home fleets to full-scale electrified depots. Importantly, with ChargePoint’s FedRAMP authorization, ChargePoint is well positioned to serve government-owned and privately-owned EV charging needs for federal fleets in furtherance of U.S. federal government EV charging objectives. ChargePoint accesses the fleet market via its direct sales force and channel partners.
•Residential: ChargePoint offers residential EV charging solutions for drivers in single-family residences who want the convenience of fueling at home with the ability to optimize energy costs and full integration with the same mobile application they use for charging away from home. Residential charging solutions include the capability to manage grid load in conjunction with utility programs and EV fueling rate programs. ChargePoint accesses single-family residential opportunities through direct marketing to the consumer using proprietary and third-party e-commerce platforms, as well as through partnerships with utilities, original equipment manufacturers (“OEMs”), car dealerships and insurance companies. For apartments and condominium settings, ChargePoint offers landlords and owner associations the ability to offer charging billed directly to the tenant. ChargePoint also offers customer support around-the-clock and in multiple languages. ChargePoint accesses this residential vertical via direct marketing and channel partners, including ChargePoint’s proprietary webstore and other e-commerce platforms across United States and Canada.
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
Competition
While ChargePoint believes that its capital-light business model and comprehensive offering of hardware and software solutions provides a distinct competitive advantage, ChargePoint has competitors in different sectors of the market, including: (i) manufacturers of non-networked hardware charging systems, such as Tesla, Inc., ABB Ltd., Siemens AG, Alpitronics GmbH Srl, Kempower Oyj, and Alfen N.V., (ii) software providers that offer solutions to access and manage non-networked hardware charging systems, such as Driivz Ltd., EV Connect, Inc., and Monta ApS and (iii) CPOs or auto OEMs that acquire access to sites and leverage first or third-party hardware and software to build out charging infrastructure to sell energy, such as EVgo, Inc., Electrify America, Blink Charging Co. and Tesla, Inc.
ChargePoint provides custom charging solutions tailored to fit the needs of our customers, whether that means purchasing ChargePoint’s comprehensive solution including hardware, software, services and support, or selecting ChargePoint’s Cloud software to integrate with third-party hardware of choice. While ChargePoint believes that the full functionality of its comprehensive suite of hardware and software provides the best customer experience, ChargePoint actively deploys ChargePoint Cloud software onto third-party hardware to fit the unique business needs of its customers. As primarily a non-asset owner, ChargePoint does not compete directly with CPOs.

Table of Content

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
North America
ChargePoint believes it leads the North America market in the sale of commercial AC chargers. ChargePoint also has a strong market position in AC chargers for use at home or multifamily settings and high-power DC chargers for fleet applications, urban fast charging, corridor or long-trip charging. While ChargePoint’s primary business model does not include owning and operating networked charging stations, ChargePoint does face competition from EV charging providers that also operate as CPOs, such as Blink Charging Co. and Tesla, Inc.
Europe
The market in Europe is highly fragmented in terms of both providers and solutions, with many companies providing hardware only or software only, and few providing both. ChargePoint believes its portfolio breadth and range of hardware and Cloud solutions position it well to succeed broadly in Europe, and thus has invested, and will continue to invest, heavily in its strategy to establish a successful pan-European presence that maps to major pan-European customers and provides a seamless experience for drivers as they travel. ChargePoint operates in Europe primarily by selling its proprietary networked charging stations or white-labeled third-party charging stations bundled with its Cloud Services. ChargePoint further provides software-only solutions by licensing its charging management system to eMSPs to serve as the backend or technology stack for eMSPs offering their own proprietary mobility and roaming services.
Growth Strategies
ChargePoint estimates it had approximately a 54% market share in publicly available networked AC charging in North America as of January 31, 2024. ChargePoint began European operations in late 2017 and currently operates in 18 European countries. It expects significant market opportunities for fleet solutions as fleet EVs begin to arrive in more meaningful volume. ChargePoint believes the breadth and quality of its networked EV charging solutions, market share and driver awareness typically lead to customer loyalty, whereby customers typically choose to expand their charging footprint with ChargePoint as EV penetration rises and/or charging utilization at their location increases. Over the years, ChargePoint’s customers have typically renewed their Cloud Services subscriptions and have expanded the number of charging ports they purchase from ChargePoint. Growth is also supported by comprehensive ecosystem integrations ChargePoint has enabled that keep the ChargePoint brand top of mind with drivers, including in-vehicle infotainment systems, consumer mobile applications, payment systems, mapping tools, home automation assistants, fleet fuel cards, wearables and residential utility programs.
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
•Invest in expanding ChargePoint’s customer base. In both North America and Europe, ChargePoint intends to continue attracting new customers and pursuing a “land-and-expand” model which encourages existing customers to increase their charging footprint with ChargePoint over time as EV penetration increases.

Table of Content
•Accelerate Cloud Service solutions for all use cases. In both North America and Europe, ChargePoint intends to be the software enabler for CPOs, both CPOs who choose to use ChargePoint hardware and CPOs who choose to use third-party chargers, and for eMSPs looking to build and integrate their solutions with ChargePoint’s Cloud and charger management system backend.
Manufacturing, Logistics and Fulfillment
ChargePoint has historically designed its products in-house and outsourced production to contract manufacturers based in the United States, Mexico, Asia and Europe. The majority of its hardware products are manufactured in Mexico. Components are sourced from a number of global suppliers, with concentrations in the United States and Asia. ChargePoint deploys a global supply chain management team that works proactively with piece part and final assembly supply partners. That supply management team readies factories for new products, puts in place and monitors quality control points, plans ongoing production, issues purchase orders and coordinates deliveries to distribution hubs that ChargePoint manages in North America and Europe.
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
Government Regulation
ChargePoint’s business is subject to a changing framework of laws and regulations at the federal, state, regional and local level as well as in foreign jurisdictions. For example, substantially all of ChargePoint’s manufacturing operations are subject to complex trade, import and customs laws, regulations and tax requirements such as sanctions orders or tariffs. In addition, the countries in which ChargePoint’s products are manufactured or imported may from time to time impose additional duties, tariffs or other restrictions on ChargePoint’s imports or adversely modify existing restrictions. Changes in tax policy or trade regulations or the imposition of new tariffs on imported products, could have an adverse effect on ChargePoint’s business, results of operations and competitive position. State, regional and local regulations for installation of EV charging stations also apply to ChargePoint and vary from jurisdiction to jurisdiction and may include permitting requirements, inspection requirements, licensing of contractors and certifications as examples. Compliance with such regulation(s) may cause shipping, installation, or commissioning delays. ChargePoint is also subject to other complex foreign and United States laws and regulations related to anti-bribery and corruption laws, antitrust or competition laws and sanctions compliance, among others. ChargePoint has policies and procedures in place to promote compliance with these laws and regulations, however, government regulations are subject to change, and accordingly ChargePoint is unable to assess the possible effect of compliance with future requirements or whether ChargePoint’s compliance with such regulations, or failure to adequately comply, will adversely affect ChargePoint’s business, competitive position or ability to invest in capital expenditures in the future. As of January 2024, ChargePoint became one of the first providers of EV charging solutions to receive Federal Risk and Authorization Management Program (FedRAMP) authorization from the United States federal government. All ChargePoint Cloud products are now FedRAMP-authorized and meet all FedRAMP requirements. These requirements include best-in-class data security, dedicated cloud hosting for federal customers, and rigorous standards for authorization, access, and continuous monitoring.
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
Metrology
ChargePoint products are subject to regulations and certification requirements governing accuracy and other characteristics of embedded metrology for dispensing of electricity through charging stations. ChargePoint has received certification for some products in the European Union under the Measurement Instrument Directive (MID), in the United Kingdom under the Measurement Instrument Regulation (MIR), the United States under the National Type Evaluation Program (NTEP), and in California under the California Type Evaluation Program (CTEP) as regulated by the Department of Food and Agriculture Division of Measurement Standards. ChargePoint is in the process of seeking additional certifications on products in Germany and Canada. Field testing to validate meter accuracy may also be carried out by various government entities responsible for ensuring the accuracy of transactions based on measured quantities, similar to the way gasoline pumps or grocery store scales are audited.

Table of Content
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
In the European Economic Area (“EEA”), the processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable) is governed by the EU General Data Protection Regulation 2016/679 (the “EU GDPR”). The UK has implemented the EU GDPR as the UK GDPR (together with the EU GDPR, the “GDPR”) which sits alongside the UK Data Protection Act 2018 and Switzerland has implemented similar laws. The GDPR has direct effect where an entity is established in the EEA/UK (as applicable) and has extra-territorial effect where an entity established outside of the EEA/UK (as applicable) processes personal data in relation to the offering of goods or services to individuals in the EEA/UK (as applicable) or the monitoring of their behavior.
The GDPR imposes obligations on companies which can vary depending on the role that company takes. These obligations include granting individuals certain rights over personal data about them or relating to them, requirements around the disclosures and choices provided to those individuals, obligations to maintain certain documentation and to ensure specific contractual provisions are in place where engaging a third party, and requirements to safeguard personal data and to notify certain personal data breaches.
The EU GDPR also prohibits the international transfer of personal data originating in the EEA to jurisdictions that the European Commission does not recognize as having an ‘adequate’ level of data protection unless a data transfer mechanism has been put in place or a derogation under the EU GDPR can be relied on. In July 2020, the Court of Justice of the EU (“CJEU”) in its Schrems II judgement limited how organizations could lawfully transfer personal data from the EEA to the U.S. by invalidating the EU-US Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (“EU SCCs”), including a requirement for companies to carry out a transfer privacy impact assessment (“TIA”). A TIA, among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under EU SCCs will need to be implemented to ensure an ‘essentially equivalent’ level of data protection to that afforded in the EEA. On October 7, 2022, U.S. President Biden introduced an Executive Order to facilitate a new Trans-Atlantic Data Privacy Framework (“DPF”) and on 10 July 2023, the European Commission adopted its Final Implementing Decision granting the U.S. adequacy (“Adequacy Decision”) for EU-US transfers of personal data for entities self-certified to the DPF. Entities relying on EU SCCs for transfers to the U.S. are also able to rely on the analysis in the Adequacy Decision as support for their TIA regarding the equivalence of U.S. national security safeguards and redress.
The UK GDPR also imposes similar restrictions on transfers of personal data from the UK to jurisdictions that the UK Government does not consider adequate, including the U.S. The UK Government has published its own form of the EU SCCs, known as the International Data Transfer Agreement and an International Data Transfer Addendum to the new EU SCCs. The UK Information Commissioner’s Office (“ICO”) has also published its own version of the TIA and guidance on international transfers, although entities may choose to adopt either the EU or UK-style TIA. Further, on September 21, 2023, the UK Secretary of State for Science, Innovation and Technology established a UK-U.S. data bridge (i.e., a UK equivalent of the Adequacy Decision) and adopted UK regulations to implement the UK-U.S. data bridge (“UK Adequacy Regulations”). Personal data may now be transferred from the UK under the UK-U.S. data bridge through the UK extension to the DPF to organizations self-certified under the UK extension to DPF. There is also a Swiss extension to the DPF.
Data protection supervisory authorities have the power under the EU GDPR to (amongst other things) impose fines for serious breaches of up to the higher of 4% of the organization’s annual worldwide turnover or €20.0 million. Individuals also have a right to compensation, as a result of an organization’s breach of the GDPR which has affected them, for financial or non-financial losses (e.g., distress).
The GDPR has increased ChargePoint’s responsibility and potential liability and ChargePoint may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase its cost of doing business, and despite ChargePoint’s ongoing efforts to bring its practices into compliance with the GDPR, it may not be successful.
ChargePoint is also subject to the e-Privacy Directive and the EU member states’ additions to and implementation of the e-Privacy Directive. The e-Privacy Directive’s provisions include requirements concerning the use of cookies and other tracking technologies and the use of personal information in marketing, including requirements to obtain consent from individuals to receive unsolicited electronic marketing communications and the requirement to provide those individuals with the ability to opt-out of future communications. Similarly, the CAN-SPAM Act in the United States governs email marketing. These and other cookie, email and marketing regulations increase ChargePoint’s regulatory compliance obligations and risks.
Additionally, ChargePoint is governed by a California state privacy law called the California Consumer Privacy Act of 2018, (“CCPA”), as amended by the California Privacy Rights Act in 2020 (“CPRA”), which contains requirements similar to the GDPR for the handling of personal information of California residents. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered companies to provide new disclosures to California consumers (as that word is broadly defined in the CCPA), and new ways for such consumers to opt-out of

Table of Content
certain sales of personal information, and to allow for a new cause of action for data breaches. Moreover, the CPRA significantly modified the CCPA, including by imposing further requirements relating to data minimization and correction; expanding consumers’ rights, including the right to opt-out of the use of their personal information in online behavioral advertising and to opt-out of certain types of consumer profiling; and sunsetting exemptions for business-to-business personal information and employee information. The CPRA also created a new state agency vested with authority to implement and enforce the CCPA and the CPRA. This agency, known as the California Privacy Protection Agency (“CPPA”) is authorized to implement regulations, and has drafted broad and new privacy requirements in this role. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. For example, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”), which became effective on January 1, 2023, the Colorado Privacy Act (“CPA”) which became effective on July 1, 2023; the Utah Consumer Privacy Act (“UCPA”) which became effective December 1, 2023; and the Connecticut Data Privacy Act, which became effective on July 1, 2023. These state laws are similar to the CCPA and CPRA, but aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty. Several states have also passed similar privacy laws that will become effective in 2024 or later, including Delaware, Indiana, Iowa, Montana, New Jersey, Oregon, Tennessee and Texas. The United States federal government is also considering legislation governing privacy and security issues, including the possibility of private rights of action. This creates legal uncertainty with respect to federal law as well as the impact such laws will have on state statutes. Additionally, the Federal Trade Commission (“FTC”) engages in regulatory investigations of privacy and security practices that may violate Section 5(a) of the Federal Trade Commission Act, which prohibits unfair methods of competition, and unfair or deceptive acts or practices affecting commerce. These regulatory investigations can lead to consent decrees or litigation with the FTC and the Department of Justice. FTC consent decrees often mandate detailed privacy and security programs with annual audits for up to twenty years. Furthermore, state attorneys general may also join together to file lawsuits based on violations of applicable state privacy acts. In the event ChargePoint is subject to litigation, penalties, or enforcement actions pursuant to the GDPR, CCPA, CPRA, the FTC or applicable state laws, ChargePoint may be subject to fines and penalties, remediation measures which will divert management’s time and attention, as well as harm to its reputation.
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
Waste Handling and Disposal
ChargePoint is subject to laws and regulations regarding the handling and disposal of hazardous substances and solid wastes, including electronic wastes and batteries. These laws generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous waste, and may impose strict, joint and several liability for the investigation and remediation of areas where hazardous substances may have been released or disposed. For instance, Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the Superfund law, in the United States and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include current and prior owners or operators of the site where the release occurred as well as companies that disposed or arranged for the disposal of hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the Environmental Protection Agency and, in some instances, third-parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. ChargePoint may handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.
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
For more information on the potential impacts of government regulations affecting ChargePoint’s business, see “Risks Related to Legal Matters and Regulations” set forth under “Risk Factors” included under Part I, Item 1A.

Table of Content
Research and Development
ChargePoint’s research and development team is responsible for designing, developing, manufacturing, testing and sustaining its products. ChargePoint has invested significant time and expenses into research and development for its networked charging platform technologies and for its Cloud software. ChargePoint’s ability to maintain and expand its leadership position in the EV charging market depends upon successfully maintaining and expanding its research and development activities. Historically, ChargePoint has designed and developed its hardware networked charging systems and Cloud software in-house. ChargePoint intends to expand its research and development activities through the use of third-party contract manufacturers and design service partners in order to accelerate its hardware development timelines and leverage engineering resources and best practices from leading original design manufacturers.
ChargePoint’s research and development teams are primarily located in the Company’s headquarters in Campbell, California, its facilities in Gurgaon and Bangalore, India, and its European locations in Radstadt, Austria, Amsterdam, Netherlands and Reading, the United Kingdom.
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
As of January 31, 2024, ChargePoint had 93 U.S. patents issued and 22 U.S. pending non-provisional patent applications, 24 U.S. pending design patent applications, and two U.S. provisional applications pending. Additionally, ChargePoint had 38 issued foreign patents and 13 foreign patent applications currently pending in various foreign jurisdictions. In addition, as of January 31, 2024, there were three pending Patent Cooperation Treaty applications. These patents relate to various EV charging station designs and/or EV charging functionality. Such issued patents and any patents derived from such applications or applications that claim priority from such applications, if granted, would be expected to expire between 2024 and 2047, excluding any additional term for patent term adjustments. ChargePoint cannot be assured that any of its patent applications will result in the issuance of a patent or whether the examination process will require ChargePoint to narrow the scope of the claims sought. ChargePoint’s issued patents, and any future patents issued to ChargePoint, may be challenged, invalidated or circumvented, may not provide sufficiently broad protection and may not prove to be enforceable inactions against alleged infringers.
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
ChargePoint intends to continue to regularly assess opportunities for seeking patent protection for those aspects of its technology, designs and methodologies that ChargePoint believes provide a meaningful competitive advantage. However, ChargePoint’s ability to do so may be limited until such time as it is able to generate cash flow from operations or otherwise raise sufficient capital to continue to invest in ChargePoint’s intellectual property. For example, maintaining patents in the United States and other countries requires the payment of maintenance fees which, if ChargePoint is unable to pay, may result in loss of its patent rights. If ChargePoint is unable to pay these maintenance fees, its ability to protect its intellectual property or prevent others from infringing its proprietary rights may be impaired.
Human Capital Resources
As of January 31, 2024, ChargePoint had approximately 1,650 worldwide employees. ChargePoint’s talent is the foundation of its success. ChargePoint strives to become the employer of choice within its industry, facilitating the transition to electric mobility by placing its talent at the heart of its success. To achieve this mission, ChargePoint aims to develop its individual, team and leadership capabilities, attract the best talent from diverse backgrounds, retain its talent through a variety of means including competitive rewards and benefits, creating a winning culture, and engaging its talent by building a culture of feedback, inclusion and recognition. Key focus and investment areas to achieve this goal include, among others, diversity and inclusion, emphasis on ethical business practices, and employee safety and wellness.
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

Table of Content
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
Summary of Principal Risks Associated with ChargePoint’s Business
•ChargePoint operates in the early-stage market of EV adoption and has a history of losses and negative cash flows from operating activities, and expects to incur significant expenses and continuing losses for the near term.
•ChargePoint has experienced significant growth in recent periods in a rapidly evolving industry and expects to invest in growth for the foreseeable future. If it fails to manage growth effectively, its business, operating results and financial condition could be adversely affected.
•ChargePoint’s success depends on ChargePoint’s ability to improve its financial and operational performance and execute its business strategy.
•ChargePoint currently faces competition from a number of companies and expects to face significant competition in the future as the market for EV charging develops.

•If ChargePoint is unable to accurately anticipate market demand for its products, ChargePoint may have difficulty managing its production and inventory and ChargePoint's operating results could be harmed.

•ChargePoint relies on a third-party channel partner network of distributors and resellers to generate a substantial amount of its revenue, and failure on the part of ChargePoint to continue to develop and expand this network may have an adverse impact on its business and prospects for growth.

Table of Content
•Failure to effectively expand ChargePoint’s sales and marketing capabilities could harm its ability to increase its customer base and achieve broader market acceptance of its solutions.
•Adverse economic conditions or reduced spending by ChargePoint’s customers may adversely impact its business.
•Supply chain disruptions, component shortages, manufacturing interruptions or delays could adversely affect ChargePoint’s ability to meet customer demand, lead to higher costs, and adversely affect ChargePoint’s business and results of operations.
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
•ChargePoint has expanded operations internationally, particularly in Europe, which will expose it to additional tax, compliance, market and other risks.
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
•ChargePoint has entered into a 2027 Revolving Credit Facility that imposes certain restrictions on its business and operations that may affect its ability to operate its business and make payments on its indebtedness.
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

Table of Content
•ChargePoint’s future growth and success is highly dependent upon the continuing rapid adoption of EVs for passenger and fleet applications.
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
•ChargePoint has previously identified material weaknesses in its internal control over financial reporting. If ChargePoint identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting, this may result in material misstatements contained within ChargePoint’s consolidated financial statements or cause ChargePoint to fail to meet its periodic reporting obligations.

Table of Content
Risks Related to ChargePoint’s Business
ChargePoint operates in the early-stage market of EV adoption and has a history of losses and negative cash flows from operating activities, and expects to incur significant expenses and continuing losses for the near term.
ChargePoint incurred net losses of $457.6 million, $345.1 million, and $132.2 million for the fiscal years ended January 31, 2024, 2023, and 2022, respectively. As of January 31, 2024 and 2023, ChargePoint had an accumulated deficit of $1,614.4 million and $1,156.8 million, respectively. ChargePoint incurred negative cash flows from operating activities of $328.9 million, $267.0 million, and $157.2 million, respectively, for the fiscal years ended January 31, 2024, 2023, and 2022, respectively.
ChargePoint believes it will continue to incur significant operating expenses and net losses in future quarters for the near term. There can be no assurance that it will be able to achieve or maintain profitability in the future. ChargePoint’s potential profitability is particularly dependent upon the continued adoption of EVs by consumers and fleet operators and the widespread adoption of electric fleets, other vehicles and other electric transportation modalities, each of which are still in the very early stages of adoption and may not occur with the volume and timing that ChargePoint expects.
ChargePoint has experienced significant growth in recent periods in a rapidly evolving industry and expects to invest in growth for the foreseeable future. If it fails to manage growth effectively, its business, operating results and financial condition could be adversely affected.
ChargePoint operates in the evolving EV mobility industry that is characterized by rapid and unpredictable shifts in technological innovation and leaders, intense competition, changing EV adoption rates and customer preferences, evolving and shifting production and manufacturing plans from EV manufacturers, and frequent introductions of new products, technologies, and services. ChargePoint may not be able to adapt to the dynamic nature of the evolving EV mobility industry, sustain the pace of improvements to its products successfully or implement systems, processes, and controls in an efficient or timely manner or in a manner that does not negatively affect the results of its operations. ChargePoint has grown significantly in recent periods and, as a result, ChargePoint has a relatively short history operating its business at its current scale. The growth and expansion of its business has placed and continues to place a significant strain on management, operations, financial infrastructure and corporate culture. To manage growth in operations and personnel, ChargePoint will need to continue to improve its operational, financial and management controls and reporting systems and procedures. Failure to manage growth effectively could result in difficulty or delays in attracting new customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new products and services or enhancing existing products and services, loss of customers, inability to retain or hire new employees effectively, information security vulnerabilities or other operational difficulties, any of which could adversely affect its business performance and operating results.
In the event of further growth, ChargePoint must continue to improve and expand its information technology and financial infrastructure, security and compliance requirements, operating and administrative systems, relationships with various partners and other third parties, and its ability to manage headcount and processes in an efficient manner to manage its growth effectively. ChargePoint’s information technology systems and ChargePoint’s internal control over financial reporting and procedures may not be adequate to support its operations and may introduce opportunities for data security incidents that may interrupt business operations and permit bad actors to obtain unauthorized access to business information or misappropriate funds. ChargePoint may also face risks to the extent such bad actors infiltrate the information technology infrastructure of its contractors.
ChargePoint has encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in evolving industries. In addition, ChargePoint’s future growth rate is subject to a number of uncertainties, such as general economic and market conditions. In particular, ChargePoint has limited experience operating its business at its current scale under economic conditions characterized by high inflation or in recessionary or uncertain economic environments. General economic and market conditions, consumer preferences, market demand, governmental and legislative initiatives or lack thereof, may diminish the rate of EV adoption or result in delays by EV manufacturers to transition their manufacturing to mostly or exclusively electric vehicles or cause EV manufacturers to eliminate their plans to transition to predominately EV manufacturing, and if such factors exist or persist, the demand for ChargePoint’s products and services could be adversely affected. If ChargePoint’s assumptions regarding these risks and uncertainties are incorrect or change in reaction to changes in the market or the economy, or if ChargePoint does not address these risks successfully, ChargePoint’s results of operations could differ materially from its expectations, and ChargePoint’s business, results of operations, and financial condition would be adversely affected.

ChargePoint’s success depends on ChargePoint’s ability to improve its financial and operational performance and execute its business strategy.
If ChargePoint fails to implement its business strategy, its financial condition and results of operations could be adversely affected. ChargePoint’s future financial performance and success depend in large part on its management team’s ability to successfully implement its business strategy. ChargePoint’s management team may not successfully implement its business strategy or be able to continue improving ChargePoint’s operating results. In particular, ChargePoint’s management team may not be able to successfully execute ongoing, or any future, operational efficiency programs or operating cost savings initiatives, customer satisfaction and product performance initiatives or implement ChargePoint’s strategic software platform initiatives. Implementation of ChargePoint’s business strategy may be impacted by factors outside of its control, including competition, national and international automotive industry trends, component price fluctuations, industry, legal and regulatory changes or developments and general economic and political conditions.

Table of Content
Furthermore, ChargePoint may decide to alter or discontinue certain aspects of its business strategy at any time. Any failure on the part of ChargePoint’s management team to successfully implement ChargePoint’s business strategy could adversely affect its financial condition and results of operations.
ChargePoint currently faces competition from a number of companies and expects to face significant competition in the future as the market for EV charging develops.
The EV charging market is relatively new and competition is still developing. Generally, ChargePoint competes with manufacturers of non-networked hardware charging systems, software providers that offer solutions to access and manage non-networked hardware charging systems, and CPOs or auto OEMs that acquire access to sites and leverage first or third-party hardware and software to build out charging infrastructure to sell energy. Large early-stage markets require early engagement across verticals and customers to gain market share, and ongoing effort to scale channels, installers, teams and processes. In Europe particularly, some customers require solutions not yet available and ChargePoint’s entrance into Europe requires establishing itself against existing competitors. In addition, there are multiple competitors in North America and Europe with limited funding, which could cause poor user experiences, hampering overall EV adoption or trust in any particular provider.
In addition, there are other means for charging EVs, which could affect the level of demand for onsite charging capabilities at businesses. For example, Tesla Inc. continues to build out its supercharger network across the United States for its vehicles and has opened its supercharger network up to non-Tesla EVs, which could reduce overall demand for EV charging at other sites, including ChargePoint’s. In addition, many of the major EV manufacturers have recently announced the adoption of the SAE J300, formerly known as North American Charging Standard or NACS as the standard charging port for their future EV models. Widespread adoption of SAE J300 by EV manufacturers may mean use of EV charging networks, including ChargePoint’s, that historically make use of other charging port standards such as the Combined Charging System (“CCS”) or CHAdeMO, less desirable in the future unless owners or operators of such charging stations retrofit or upgrade their charging stations to be SAE J3400 enabled. In addition to competition from established EV charging station network providers, third-party contractors can provide basic electric charging capabilities to potential customers seeking to have on premises EV charging capability or individual customers seeking home charging. Finally, many EV charging manufacturers, including ChargePoint, are offering home charging equipment, which could reduce demand for on premise charging capabilities of potential customers and reduce the demand for onsite charging capabilities if EV owners find charging at home to be sufficient.
Further, ChargePoint’s current or potential competitors may be acquired by third-parties with greater available resources or may have ready access to the capital markets for additional funding. As a result, competitors may be able to respond more quickly and effectively than ChargePoint to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. ChargePoint’s competitors, either as the result of such competitor’s market position, available human and capital resources advantages or industrial scale may be able to influence general governmental policy, both in North America and Europe, with respect to EV adoption or the overall market for EV charging. In addition, competitors may in the future establish cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace. This competition may also materialize in the form of costly intellectual property disputes or litigation involving ChargePoint. If ChargePoint fails to compete with third-parties with greater available resources, is unable to successfully influence state, local and federal governmental policies with respect to the EV charging market like its competitors or successfully partner with cooperative industry efforts in the EV charging market its growth and revenue will be limited which would adversely affect its business and results of operations.
New competitors or alliances may emerge in the future that have greater market share, more widely adopted proprietary technologies, greater marketing expertise and greater financial resources, which could put ChargePoint at a competitive disadvantage. Future competitors could also be better positioned to serve certain segments of ChargePoint’s current or future target markets, which could create price pressure. In light of these factors, even if ChargePoint’s offerings are more effective and higher quality than those of its competitors, current or potential customers may accept competitive solutions. If ChargePoint fails to adapt to changing market conditions or continue to compete successfully with current charging providers or new competitors, its growth and revenue will be limited which would adversely affect its business and results of operations.
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

Table of Content
revenue for ChargePoint which may adversely affect its gross margins and could materially adversely affect ChargePoint’s business and results of operations.
ChargePoint seeks to maintain sufficient levels of inventory in order to avoid supply interruptions and keep sufficient amounts of finished products on hand while also avoiding accumulating excess inventory which increases working capital needs and lowers gross margin. To ensure adequate inventory supply and manage ChargePoint's operations with its third-party manufacturers and suppliers, ChargePoint forecasts material requirements and demand for its products in order to predict future inventory needs and then places orders with its suppliers based on these predictions. ChargePoint's ability to accurately forecast demand for its products could be negatively affected by many factors, including rapid or slowing growth, failure to accurately manage ChargePoint's expansion strategy, new product introductions by ChargePoint or its competitors, an increase or decrease in customer demand for ChargePoint products, ChargePoint's failure to accurately forecast customer acceptance of new products, unanticipated changes in general market conditions or regulatory matters, and the weakening of economic conditions or consumer confidence in future economic conditions. In addition, the majority of ChargePoint’s products are sold through its channel partners, distributors and resellers and, as a result, ChargePoint is highly reliant on the sales forecasting, sell-through activities and inventory management of its channel partners. If ChargePoint’s channel partners are not effective or efficient in forecasting sales, or sales of particular products, or managing their inventory levels or sell-through expectations then ChargePoint’s management of inventory levels, sales forecasts and parts ordering may be adversely affected which may harm ChargePoint’s financial conditions and results of operations.
Inventory levels in excess of customer demand may result in a portion of ChargePoint's inventory becoming obsolete, as well as inventory write-downs or write-offs. Conversely, if ChargePoint underestimates customer demand for its products or its own requirements for components, sub-assemblies, and materials, ChargePoint's third-party manufacturers and suppliers may not be able to deliver components, sub-assemblies, and materials to meet ChargePoint's standards, lead times or requirements, which could result in inadequate inventory levels or interruptions, delays, or cancellations of deliveries to ChargePoint's customers, any of which would damage its reputation, customer relationships, and business. In addition, several components, sub-assemblies, and materials incorporated into ChargePoint products require lengthy order lead times. As a result, additional supplies or materials may not be available on terms that are acceptable to ChargePoint or at all, and ChargePoint's third-party manufacturers and suppliers may not be able to allocate sufficient capacity in order to meet ChargePoint's increased requirements, any of which could have an adverse effect on ChargePoint’s ability to meet customer demand for its products and results of operations. ChargePoint has recently experienced fluctuating demand for certain product lines, and if future sales of such product lines do not reach forecasted levels, ChargePoint could have excess inventory that it may need to hold for a long period of time, write down, sell at prices lower than expected or discard. For example, during the three months ended July 31, 2023 and October 31, 2023, ChargePoint incurred an adjustment of $28.0 million and $42.0 million, respectively, to address supply overruns related to product transitions and to better align inventory with current demand which contributed to ChargePoint’s decline in gross profit for the respective periods. If ChargePoint is not successful in managing its inventory, ChargePoint's business, financial condition and results of operations could be adversely affected.
ChargePoint relies on a third-party channel partner network of distributors and resellers to generate a substantial amount of its revenue and failure on the part of ChargePoint to continue to develop and expand this network may have an adverse impact on its business and prospects for growth.
ChargePoint’s success is dependent in part upon establishing and maintaining relationships with a variety of channel partners that it utilizes to extend its geographic reach and market penetration, particularly in the United States. ChargePoint uses a two-tiered, indirect fulfillment model whereby ChargePoint sells its products and services to its distributors, which in turn sell to resellers, which then sell to end users. ChargePoint refers to these end users as customers. ChargePoint anticipates that it will continue to rely on this two-tiered sales model in order to help facilitate sales of ChargePoint’s products and to grow its business internationally. In the fiscal years ended January 31, 2024, 2023, and 2022, ChargePoint derived a majority of its billings from products and subscriptions sold through channel partners. ChargePoint’s agreements with its channel partners are non-exclusive and do not prohibit them from working with ChargePoint’s competitors or offering competing solutions, and some of ChargePoint’s channel partners may have more established relationships with ChargePoint’s competitors. Similarly, ChargePoint’s channel partners have no obligations to renew their agreements with ChargePoint on commercially reasonable terms or at all, and certain of the agreements governing these relationships may be terminated by either party at any time, with no or limited notice. If ChargePoint’s channel partners choose to place greater emphasis on products of their own or those offered by ChargePoint’s competitors or as a result of an acquisition, competitive factors or for other reasons do not continue to market and sell ChargePoint’s solutions in an effective manner or at all, ChargePoint’s ability to grow its business and sell its products may be adversely affected. In addition, ChargePoint’s failure to recruit additional channel partners, or any reduction or delay in their sales of ChargePoint solutions and subscriptions, including because of economic uncertainty, or due to conflicts between channel sales and ChargePoint’s direct sales force may harm ChargePoint’s results of operations. Finally, even if ChargePoint is successful in establishing and maintaining relationships with channel partners, these relationships may not result in greater customer usage of ChargePoint’s solutions and professional services or increased revenue.
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
ChargePoint’s business depends on the economic health of its current and prospective customers and overall demand for EV charging infrastructure. In addition, the purchase of ChargePoint products and services is often discretionary and typically involves a significant commitment of capital and other resources. The United States, the European Union, and the United Kingdom have recently experienced historically high levels of inflation. In response to high levels of inflation and recession fears, the U.S. Federal Reserve, the European Central Bank, and the Bank of England have raised and may maintain higher interest rates and implement fiscal policy interventions. Even if these interventions lower inflation, they may also reduce economic growth rates, create a recession, and have other similar effects. A further downturn in macroeconomic conditions, including rising inflation and interest rates; supply chain disruptions; global political and economic uncertainty; geopolitical tensions, such as the ongoing Russia-Ukraine conflict, conflicts in the Middle East and the possibility of conflict or sanctions between the United States and China; a lack of availability of credit; financial services sector instability; a reduction in business confidence and activity; and other factors have in the past, and may in the future, negatively affect the industries to which ChargePoint sells its products and services. ChargePoint’s customers may suffer from reduced operating budgets, which could cause them to defer, reduce, or forego purchases of ChargePoint’s products or services. Moreover, competitors may respond to market conditions by lowering prices, which may make the prices for ChargePoint’s products and services less competitive or cause ChargePoint to reduce its prices, which in turn may reduce ChargePoint’s gross margins and adversely affect ChargePoint’s growth. Uncertainty about global and regional economic conditions, a downturn in the sale or delivery of EVs, or a reduction in EV infrastructure spending even if economic conditions are stable, could adversely impact ChargePoint’s business, financial condition, and results of operations.
Supply chain disruptions, component shortages, manufacturing interruptions or delays could adversely affect ChargePoint’s ability to meet customer demand, lead to higher costs, and adversely affect ChargePoint’s business and results of operations.
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
Disruptions in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers have in the past and may in the future result in additional costs and, to a lesser extent, component shortages, and have led to fluctuations in EV sales in markets around the world. Increased demand for personal electronics and trade restrictions that affect raw materials have contributed in the past and may in the future result in a shortfall of semiconductor chips, which has caused additional supply challenges both within and outside of ChargePoint’s industry. Supply chain challenges, component shortages and heightened logistics costs have adversely affected ChargePoint’s gross margins in recent quarters. ChargePoint may need to incur additional costs to expedite delivery of components and replacement parts used in charging stations or in providing installation or maintenance services or to proactively increase inventory. In the event ChargePoint is required to take such actions, ChargePoint may need to raise its prices, impose surcharges or other fees or refuse to negotiate discounts.

Table of Content
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
•shipment delays due to transportation interruptions or capacity constraints, such as reduced availability of air, shipping or ground transport or port closures;
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
If the demand for EV charging increases, ChargePoint’s suppliers and contract manufacturers may not be able to dedicate sufficient supply chain, production or sales channel capacity to keep up with the required pace of charging infrastructure expansion. By relying on contract manufacturing, ChargePoint is dependent upon the manufacturer, whose interests may be different from ChargePoint’s. For example, ChargePoint’s suppliers and contract manufacturers may have other customers with demand for the same components or manufacturing services and may allocate their resources based on the supplier’s or manufacturer’s interests or needs to maximize their revenue or relationships with other customers rather than ChargePoint’s interest. As a result, ChargePoint may not be able to assure itself that it will have sufficient control over the supply of key components, inventory or finished goods in a timely manner or with acceptable cost and expense, which may adversely affect ChargePoint’s revenue, cost of goods and gross margins.
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

Table of Content
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
ChargePoint does not typically install charging stations at customer sites. These installations are typically performed by ChargePoint partners or electrical contractors with an existing relationship with the customer and/or knowledge of the site. The installation of charging stations at a particular site is generally subject to oversight and regulation in accordance with state and local laws and ordinances relating to building codes, safety, environmental protection and related matters, and typically requires various local and other governmental approvals and permits that may vary by jurisdiction. In addition, building codes, accessibility requirements or regulations may hinder EV charger installation because they end up costing the developer or installer more in order to meet the code requirements. Meaningful construction or permitting delays or cost overruns may impact ChargePoint’s recognition of revenue in certain cases and/or impact customer relationships, either of which could impact ChargePoint’s business and profitability. In addition, the proper preparation, configuration and installation of charging stations requires specialized electrical certifications and skills. If ChargePoint is unable to identify sufficient partners and contractors to satisfy its customers’ installation needs, specifically electricians and construction partners with sufficient skill and expertise installing charging stations, it may delay deployment projects or cause its customers to delay making an investment or commitment to purchase charging stations, which may adversely affect ChargePoint’s business.
Furthermore, ChargePoint may elect to install charging stations at customer sites or manage contractors, likely as part of offering customers a turnkey solution. Working with contractors may require ChargePoint to obtain licenses or require it or its customers to comply with additional rules, working conditions and other union requirements, which can add costs and complexity to an installation project. In addition, if these contractors are unable to provide timely, thorough and quality installation-related services, customers could fall behind their construction schedules leading to liability of ChargePoint, or cause customers to become dissatisfied with the solutions ChargePoint offers and ChargePoint’s overall reputation would be harmed.
If ChargePoint is unable to attract and retain key employees and hire qualified management, technical, engineering and sales personnel, its ability to compete and successfully grow its business would be harmed.
ChargePoint’s success depends, in part, on its continuing ability to identify, hire, attract, train and develop and retain highly qualified personnel. The inability to do so effectively would adversely affect its business. ChargePoint’s future performance depends on the continuing services and contributions of its senior management to execute on its business plan and to identify and pursue new opportunities and product innovations. The loss of services of senior management, or the ineffective management of any leadership transitions, especially within ChargePoint’s sales organization, could significantly delay or prevent the achievement of its development and strategic objectives, which could adversely affect its business, financial condition and operating results.
On September 6, 2023 and January 10, 2024, ChargePoint announced a plan to reduce its global workforce by approximately 10% and 12%, respectively. These reorganization plans were independently adopted (collectively, the “Reorganizations”) intended to improve operational efficiencies and operating costs and better align ChargePoint’s workforce with current business needs, top strategic priorities, and key growth opportunities. ChargePoint may incur additional expenses not currently contemplated due to events associated with the Reorganizations, for example, the Reorganizations may have a future impact on other areas of ChargePoint’s liabilities and obligations, which could result in losses in future periods. ChargePoint may not realize, in full or in part, the anticipated benefits and savings from the Reorganizations due to unforeseen difficulties, delays or unexpected costs. If ChargePoint is unable to realize the expected operational efficiencies and cost savings from the Reorganizations, its operating results and financial condition would be adversely affected. In addition, ChargePoint may need to undertake additional workforce reductions or restructuring activities in the future.
Competition for employees can be intense, particularly in Silicon Valley where ChargePoint is headquartered, and the ability to attract, hire and retain them depends on ChargePoint’s ability to provide competitive compensation. In addition, future challenges related to ChargePoint’s hybrid work model, Reorganization efforts or workplace practices could lead to attrition and difficulty attracting high-quality employees. ChargePoint may not be able to attract, assimilate, develop or retain qualified personnel in the future, and failure to do so could adversely affect its business, including the execution of its global business strategy.

Table of Content
ChargePoint has expanded operations internationally, particularly in Europe, which will expose it to additional tax, compliance, market and other risks.
ChargePoint’s primary operations are in the United States and it maintains contractual relationships with parts and manufacturing suppliers in the Asia-Pacific region, Mexico and other locations. Also, ChargePoint is continuing to invest to increase its presence in Europe, including by its acquisitions of ViriCiti and HTB, and to maintain research and development teams in Gurgaon and Bangalore, India, Reading, England and Radstadt, Austria. Managing these expansions requires additional resources and controls, and could subject ChargePoint to risks associated with international operations, including:
•cost of alternative power sources, which could vary meaningfully outside the United States;
•conformity with applicable business customs, including translation into foreign languages and associated expenses;
•lack of availability of government incentives and subsidies;
•challenges in arranging, and availability of, financing for customers;
•potential changes to its established business model;
•challenges posed by an environment of diverse cultures, laws, and customers, and the increased travel, infrastructure, and legal and compliance costs associated with international operations;
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
•difficulty in establishing, staffing and managing foreign operations, including the formation or organization of any works council;
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

Table of Content
Some members of ChargePoint’s management have limited experience in operating a public company.
Some of ChargePoint’s executive officers have limited experience in the management of a publicly-traded company. For example, Mr. Rick Wilmer was recently appointed as ChargePoint’s Chief Executive Officer in November 2023, marking the first time Mr. Wilmer has served as the Chief Executive Officer for a publicly-traded company. In addition, as of March 2024, ChargePoint is conducting a search for a Chief Financial Officer and Chief Revenue Officer. The management team may not be successfully or effectively conduct the management of a public company that is subject to significant regulatory oversight and reporting obligations under federal securities laws, particularly in light of the Securities and Exchange Commission’s (“SEC”) increasing focus on former shell companies.
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
In November 2023, ChargePoint’s Chief Executive Officer since 2011 and Chief Financial Officer since 2018, respectively, separated from the Company and ChargePoint appointed Mr. Rick Wilmer, its former Chief Operating Officer, as its Chief Executive Officer. ChargePoint has appointed an interim Chief Financial Officer while it commences a search for a replacement Chief Financial Officer.
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
ChargePoint faces risks related to global epidemics and health pandemics, like what was experienced worldwide during the COVID-19 pandemic, which may create significant volatility in the global economy and may have a long-lasting adverse impact on ChargePoint and its industry. For instance, such epidemics may cause local, regional or national governments to implement measures to contain pandemic risks, such as travel restrictions, quarantines, shelter in place orders or business shutdowns. Any of these measures may adversely affect ChargePoint’s employees and operations and the operations of its customers, suppliers, vendors and business partners, and may negatively impact demand for EV charging stations, particularly at workplaces, or the supply of components necessary for the manufacture of charging stations.
For example, beginning in calendar year 2020, in response to the worldwide COVID-19 pandemic, ChargePoint modified its business practices by recommending that all non-essential personnel work from home and cancelling or reducing physical participation in sales activities, meetings, events and conferences. Subsequently, in May 2022, ChargePoint commenced a “return-to-office” plan, which included shifting to a hybrid model where employees have the flexibility to work from home or from the office. In the spring of 2023, ChargePoint further refined its hybrid model to require most employees to return to office at least three days a week. A hybrid work model may create challenges, including challenges maintaining ChargePoint’s corporate culture, increasing attrition or limiting

Table of Content
ChargePoint’s ability to attract employees if individuals prefer to continue working full time at home. Future challenges related to ChargePoint’s hybrid work model or workplace practices could lead to attrition and difficulty attracting high-quality employees.
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
If ChargePoint does not successfully implement, maintain or expand its information technology systems as planned, its operations may be disrupted, its ability to accurately and/or timely report its financial results could be impaired and deficiencies may arise in its internal control over financial reporting, which may impact its ability to certify its financial results (see also “Financial, Tax and Accounting-Related Risks--ChargePoint has previously identified material weaknesses in its internal control over financial reporting. If ChargePoint identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting, this may result in material misstatements contained within ChargePoint’s consolidated financial statements or cause ChargePoint to fail to meet its periodic reporting obligations.” for more detail). Moreover, ChargePoint’s proprietary information, including intellectual property and personal information, could be compromised or misappropriated, its reputation may be adversely affected if these systems or their functionality do not operate as expected and ChargePoint may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

Table of Content
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
As part of ChargePoint’s business strategy, ChargePoint has made and may in the future make acquisitions of, or investments in, businesses, services or technologies that are complementary to its existing business. For example, in 2021, ChargePoint acquired ViriCiti B.V. (“ViriCiti”), a provider of electrification solutions for eBus and commercial fleets, and acquired has•to•be gmbh (“HTB”), an e-mobility and charging software platform. The process of identifying and consummating acquisitions and investments and the subsequent integration of new assets and businesses into ChargePoint’s own business, requires attention from management and could result in a diversion of resources from its existing business, which in turn could have an adverse effect on its operations. Acquired assets or businesses may not generate the expected financial results. Acquisitions or investments could also result in the use of cash, potentially dilutive issuances of equity securities, the occurrence of goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business or investment. ChargePoint may also incur costs and management time on transactions that are ultimately not completed. In addition, ChargePoint’s due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product, technology or investment, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or issues with employees or customers.
ChargePoint’s acquisitions or investments may not ultimately strengthen its competitive position or achieve its goals and business strategy; ChargePoint may be subject to claims or liabilities assumed from an acquired company, product or technology; acquisitions or

Table of Content
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

Table of Content
that are perceived to be appropriate, as well as to achieve progress on those targets on a timely basis, or at all, could adversely affect the reputation of its brand and sales of and demand for its products.
Risks Related to the EV Market
ChargePoint’s future growth and success is highly dependent upon the continuing rapid adoption of EVs for passenger and fleet applications.
ChargePoint’s future growth is highly dependent upon the adoption of EVs by businesses and consumers. The market for EVs is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards and changing consumer demands and behaviors, changing levels of concern related to environmental issues and governmental initiatives related to energy independence, climate change and the environment generally. Although demand for EVs has grown in recent years, the rate of EV sales is highly volatile and there is no guarantee of continuing future demand. If the market for EVs develops more slowly than expected, or if demand for EVs decreases, ChargePoint’s business, prospects, financial condition and operating results would be harmed. The market for EVs could be affected by numerous factors, such as:
•perceptions about EV features, quality, safety, performance and cost;
•EV auto manufacturers delay or eliminate plans to migrate their manufacturing production to be solely or primarily EV;
•perceptions about the limited range over which EVs may be driven on a single battery charge;
•competition, including from other types of alternative fuel vehicles, plug-in hybrid electric vehicles and high fuel-economy internal combustion engine vehicles;
•volatility in the cost of oil and gasoline, including as a result of trade restrictions;
•concerns regarding the scalability, availability, reliability and stability of the electrical grid;
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
•relaxation or elimination of government mandates or quotas regarding the sale of EVs; and
•concerns about the future viability of EV manufacturers.
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
Demand for EVs may also be affected by factors directly impacting automobile prices or the cost of purchasing and operating automobiles, such as sales and financing incentives, prices of raw materials and parts and components, cost of fuel and governmental regulations, including tariffs, import regulation and other taxes. Volatility in demand or delays in EV production due to global supply chain constraints or due to changes in vehicle manufacturers EV product goals may lead to lower vehicle unit sales, which may result in reduced demand for EV charging solutions and therefore adversely affect ChargePoint’s business, financial condition and operating results.

Table of Content
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
The U.S. federal government, foreign governments and some state and local governments provide incentives to end users and purchasers of EVs and EV charging stations in the form of rebates, tax credits and regulations like clean fuel programs, which can provide other financial incentives. The EV market benefits from these governmental rebates, tax credits and other financial incentives to significantly lower the effective price of EVs and EV charging stations to customers. For example, the Infrastructure Investment and Jobs Act signed into law on November 15, 2021 provided additional funding for EVs and EV charging infrastructure through the creation of new programs and grants and the expansion of existing programs, including $7.5 billion for EV charging along highway corridors. In addition, the Inflation Reduction Act of 2022 (the “IRA”) signed into law on August 16, 2022 includes numerous incentives and tax credits aimed at reducing the effects of climate change, such as the extension and increase of the EV charging infrastructure tax credits under Section 30C and tax credits for EVs under Section 30D of the Internal Revenue Code of 1986, as amended (the “Code”) through 2032. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy. Any other reduction in rebates, tax credits or other financial incentives for EVs or EV charging stations could materially reduce the demand for EVs and ChargePoint’s solutions and, as a result, may adversely impact ChargePoint’s business and expansion potential.
In addition, the EV charging infrastructure tax credits, pursuant to Section 30C of the Code,are subject to an 80% reduction if the applicable project does not satisfy certain prevailing wage and apprenticeship requirements (and none of the relevant exceptions apply). If these requirements are not satisfied, the demand for ChargePoint’s network charging solutions may be adversely impacted by the reduced credits available, which could have a material adverse effect on ChargePoint’s business, financial condition and results of operations.
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

Table of Content
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
From time to time, ChargePoint makes statements with estimates of the addressable market for ChargePoint’s solutions and the EV market in general. Market opportunity estimates and growth forecasts, whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. The estimates and forecasts relating to the size and expected growth of the target EV market, market demand and adoption rates, capacity to address this demand and pricing may also prove to be inaccurate. In particular, estimates regarding the current and projected EV market opportunity are difficult to predict. The estimated addressable EV market may not materialize for many years, if ever, and even if the markets meet the size estimates and growth forecasts, ChargePoint’s business could fail to grow at similar rates.
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

Table of Content
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
ChargePoint’s future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. ChargePoint plans to incur significant research and development costs in the future as part of its efforts to design, develop, manufacture and introduce new products and enhance existing products. ChargePoint’s research and development expenses were $220.8 million, $195.0 million, and $145.0 million during the fiscal years ended January 31, 2024, 2023 and 2022, respectively, and may grow in the future. Further, ChargePoint’s research and

Table of Content
development program may not produce successful results, and its new products may not achieve market acceptance, create additional revenue or become profitable.
ChargePoint intends to use third-party contract manufacturers and design partners for targeted new research and development initiatives with the goals of controlling development costs and decreasing operating expenses. ChargePoint believes such partnerships will allow it to better manage research and development expenses, improve the speed and quality of new product development and increase its efficiencies by leveraging the design talent and supply chains of these partners. Implementing third-party design partners for new research and development initiatives will require sophisticated oversight, quality programs and cost-control initiatives. If ChargePoint is not successful in its use of third-party contract manufacturers and design partners for new product development, its financial conditions, gross margins and results of operations could be materially and adversely affected.
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
In addition, automobile manufacturers may choose to utilize their own proprietary systems, which could lock out competition for EV charging stations, or to use their size and market position to influence the market, which could limit ChargePoint’s market and reach to customers, negatively impacting its business. For example, many of the major EV manufacturers have announced the adoption of SAE J3400 as the standard charging port for their future EV models. It is possible that other charging or similar standards may be introduced into the emerging EV market by EV manufacturers, EV charging infrastructure suppliers and other market participants which may not be compatible with ChargePoint’s products or technologies that may cause ChargePoint to have to adapt its business, processes or services to comply with such standard, which may require significant time and research and development costs and, as a result, may have a material and adverse effect on ChargePoint’s revenue or results of operations,
Further, should regulatory bodies impose charging standards that are not compatible with ChargePoint’s products or infrastructure, ChargePoint may incur significant costs to adapt its business model to the new regulatory standards, which may require significant time and, as a result, may have a material and adverse effect on ChargePoint’s revenue or results of operations.
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

Table of Content
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

Table of Content
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
ChargePoint provides support to its commercial, fleet and residential EV charging station owners and operators. Such support services are generally provided under its Assure warranty program, including proactive charging station monitoring, guaranteed service response times and labor and parts warranties. ChargePoint further provides support for EV drivers connecting to and utilizing ChargePoint’s Cloud Services and its network of EV charging stations, including customer support services and mobile services. ChargePoint’s support organization faces additional challenges associated with its international operations, including those associated with delivering support, training, and documentation in languages other than English. If ChargePoint fails to maintain high-quality customer support or comply with support requirements under its Cloud Services or Assure warranty program, ChargePoint may incur additional costs, be obligated to provide refunds, rebates or pay performance penalties to its customers and EV charging station owners, or suffer the cancellation of Cloud Services and Assure warranty agreements, the occurrence of any of which may increase ChargePoint’s expenses and costs or result in less revenue for ChargePoint, which may adversely affect ChargePoint’s business, reputation, business, results of operations, and financial condition.
In addition to providing direct customer support, ChargePoint also relies on channel partners in order to provide frontline support to some of its customers, including with respect to commissioning, maintenance, component part replacements and repairs of charging stations. If ChargePoint’s channel partners do not provide support to the satisfaction of ChargePoint’s customers, ChargePoint may be required to hire additional personnel and to invest in additional resources in order to provide an adequate level of support, generally at a higher cost than that associated with its channel partners, which may increase ChargePoint’s costs and expenses and adversely affect ChargePoint’s gross margins. There can be no assurance that ChargePoint will be able to hire sufficient support personnel as and when needed. To the extent that ChargePoint is unsuccessful in hiring, training, and retaining adequate support personnel, its ability to provide high-quality and timely support to its customers will be negatively impacted and its customers’ satisfaction with its Cloud Services and EV charging stations could be adversely affected. Any failure to maintain high-quality customer support, or a market perception that ChargePoint does not maintain high-quality customer support, could adversely affect ChargePoint’s reputation, business, results of operations, and financial condition, particularly with respect to its fleet customers (see also “Risks Related to ChargePoint’s Business-- Supply chain disruptions, component shortages, manufacturing interruptions or delays could adversely affect ChargePoint’s ability to meet customer demand, lead to higher costs, and adversely affect ChargePoint’s business and results of operations”).
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

Table of Content
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
Financial, Tax and Accounting-Related Risks
ChargePoint has previously identified material weaknesses in its internal control over financial reporting. If ChargePoint identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting, this may result in material misstatements contained within ChargePoint’s consolidated financial statements or cause ChargePoint to fail to meet its periodic reporting obligations.
ChargePoint is required to provide management’s attestation on internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) The standards required for a public company under Section 404(a) and Section 404(b) of Sarbanes-Oxley are significantly more stringent than those previously required of ChargePoint as a privately-held company. Management may not be able to effectively and timely implement controls and procedures that adequately satisfy the compliance and reporting requirements of Section 404(a) and/or Section 404(b) of Sarbanes-Oxley. If ChargePoint is not able to implement these requirements in a timely manner or with adequate compliance, it may not be able to assess whether its internal control over financial reporting is effective, which may subject it to adverse regulatory consequences and could harm investor confidence.
ChargePoint has previously identified material weaknesses in its internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of ChargePoint’s annual or interim financial statements will not be prevented or detected on a timely basis. For instance, in connection with the preparation and audit of ChargePoint’s consolidated financial statements, material weaknesses were identified in its internal control over financial reporting as of January 31, 2022, and January 31, 2023. Although such material weaknesses were remediated in part as of January 31, 2023, and remediated in full as of January 31, 2024, there can be no assurance that similar internal control over financial reporting issues will not be identified in the future. If ChargePoint cannot remediate future material weaknesses or significant deficiencies in a timely manner, or if ChargePoint identifies additional control deficiencies or material weaknesses over financial reporting that individually or together constitute significant deficiencies or material weaknesses, ChargePoint’s ability to accurately record, process, and report financial information and its ability to prepare financial statements within required time periods, could be adversely affected.
As previously disclosed in ChargePoint’s Annual Report on Form 10-K for the year ended January 31, 2023, and in subsequent quarterly reports, ChargePoint did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of its consolidated financial statements. Specifically, ChargePoint did not design and maintain (a) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (b) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to its financial applications and data to appropriate company personnel and (c) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements. See Part II, Item 9A. Controls and Procedures in this Annual Report on Form 10-K for more information related to ChargePoint’s remediation of these material weaknesses during its fiscal year ended January 31, 2024.
In addition, as previously disclosed in ChargePoint’s Annual Report on Form 10-K for the year ended January 31, 2022, management concluded ChargePoint did not design and maintain an effective control environment commensurate with its financial reporting requirements. Specifically, (a) ChargePoint did not maintain a sufficient complement of personnel with an appropriate degree of accounting knowledge, experience and training to appropriately analyze, record and disclose accounting matters commensurate with its accounting and reporting requirements, (b) ChargePoint did not design and maintain formal accounting policies, procedures and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including accounting for complex features associated with warrants, and adequate controls related to the preparation and review of journal entries, and (c) ChargePoint did not design and maintain effective controls related to the valuation of acquired intangible assets, specifically controls over the review of the inputs and assumptions used in the valuation of the acquired assets.
While the material weaknesses related to internal controls over financial reporting previously disclosed by ChargePoint have since been remediated, the process of designing and implementing an effective financial reporting system is a continuous effort that requires ChargePoint to anticipate and react to changes in its business, to economic and regulatory environments and to expend significant resources to maintain a financial reporting system that satisfies its reporting obligations. ChargePoint may be unable to meet

Table of Content
the reporting demands as a public company, including the requirements of Sarbanes-Oxley, and may be unable to accurately report its financial results, or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Sarbanes-Oxley, when and as applicable, could also potentially subject ChargePoint to sanctions or investigations by the SEC or other regulatory authorities. Any failure to maintain or implement required new or improved controls, or any difficulties ChargePoint encounters in their implementation, could result in additional material weaknesses, cause ChargePoint to fail to meet its reporting obligations or result in material misstatements in its financial statements which could result in violations of applicable securities laws, stock exchange listing requirements, and the covenants under ChargePoint’s debt agreements, subject ChargePoint to litigation and investigations, negatively affect investor confidence in ChargePoint’s financial statements, and adversely impact its stock price and its ability to access capital markets. Furthermore, if ChargePoint cannot provide reliable financial reports or prevent material misstatements due to fraud or error, its business and results of operations could be harmed, and investors could lose confidence in its reported financial information. ChargePoint can give no assurance that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or any circumvention of these controls. In addition, even if ChargePoint is successful in strengthening its internal controls and procedures, in the future those internal controls and procedures may not be adequate to prevent or sufficiently identify irregularities or errors or to facilitate the fair presentation of ChargePoint’s financial statements.
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
In addition to the other risks described herein, the following factors could also cause ChargePoint’s financial condition and results of operations to fluctuate on a quarterly basis:
•the timing and volume of new sales, including disruptions in quarterly sales if ChargePoint is unable to drive consistently linear billings during the reporting period, seasonality, channel sell-through, inventory management practices, disruptions in supply chains or availability of new EVs to customers;
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

Table of Content
For example, on December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”), was signed into law making significant changes to the Code, and certain provisions of the Tax Act adversely affects ChargePoint. In particular, sweeping changes were made to the U.S. taxation of foreign operations. Changes include, but are not limited to, a reduction to the corporate income tax rate, limiting interest deductions, a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017, the elimination of carrybacks of net operating losses, adopting elements of a territorial tax system, assessing a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.-owned foreign corporations, and introducing certain anti-base erosion provisions, including a new minimum tax on global intangible low-taxed income and base erosion and anti-abuse tax. The Tax Act could be subject to potential amendments and technical corrections, and is subject to interpretations and implementing regulations by the U.S. Treasury and Internal Revenue Service (“IRS”), any of which could mitigate or increase certain adverse effects of the legislation. For example, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) modified certain provisions of the Tax Act.
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
ChargePoint’s after-tax profitability and financial results may also be adversely impacted by changes in the relevant tax laws and tax rates, treaties, regulations, administrative practices and principles, judicial decisions and interpretations thereof, in each case, possibly with retroactive effect. For example, the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting has entered into force among the jurisdictions that have ratified it, although the United States has not yet entered into this convention. These recent changes could negatively impact ChargePoint’s taxation, especially as ChargePoint expands its relationships and operations internationally.
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
As of January 31, 2024, ChargePoint had $908.4 million of U.S. federal and $408.1 million of California net operating loss carryforwards available to reduce future taxable income, of which $719.6 million of the U.S. federal net operating loss carryforwards can be carried forward indefinitely. The remaining $188.8 million of U.S. federal net operating loss carryforwards begin to expire in 2028 and the California state net operating loss carryforwards begin to expire in 2029. In addition, ChargePoint had net operating loss carryforwards for other states of $375.7 million, which begin to expire in 2025. The Tax Act included a reduction to the maximum

Table of Content
deduction allowed for net operating losses generated in tax years after December 31, 2017 and the elimination of carrybacks of net operating losses. It is possible that ChargePoint will not generate taxable income in time to utilize these net operating loss carryforwards.
In addition, net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in ownership by “5% stockholders” that exceeds 50 percentage points over a rolling three-year period. ChargePoint has experienced ownership changes since its incorporation and is already subject to limitations on its ability to utilize its existing net operating loss carryforwards and other tax attributes to offset taxable income or tax liability. In addition, changes in the ownership of its Common Stock during its fiscal year ended January 31, 2024 and future changes in ChargePoint’s stock ownership, which are outside of ChargePoint’s control, may trigger further ownership changes. Similar provisions of state tax law may also apply to limit ChargePoint’s use of accumulated state tax attributes. As a result, even if ChargePoint earns net taxable income in the future, its ability to use its net operating loss carryforwards and other tax attributes accrued prior to these changes in ownership to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to ChargePoint.
ChargePoint performed an analysis to assess whether an “ownership change,” as defined by Section 382 of the Code, has occurred from its inception through January 31, 2024. Based on this analysis, ChargePoint has experienced “ownership changes,” limiting the utilization of the net operating loss carryforwards or research and development tax credit carryforwards under Section 382 of the Code by first multiplying the value of the ChargePoint’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then applying additional adjustments, as required. As a result of the ownership changes, approximately $17.1 million of Federal net operating loss carryforwards, $17.9 million of California net operating loss carryforwards, and $4.7 million of federal tax credits were determined to have expired unutilized for income tax purposes. ChargePoint’s net operating losses or credits may also be impaired under state law. Accordingly, ChargePoint may not be able to utilize a material portion of the net operating losses or credits. The ability of ChargePoint to utilize its net operating losses or credits is conditioned upon ChargePoint attaining profitability and generating U.S. federal and state taxable income. ChargePoint has incurred significant net losses since inception and will continue to incur significant losses; and therefore, ChargePoint does not know whether or when the combined carryforwards may be or may become subject to limitation by Sections 382 and 383 of the Code.
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
ChargePoint faces increased legal, accounting, administrative and other costs and expenses as a public company that it did not incur as a private company. Sarbanes-Oxley, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements increases costs and make certain activities more time-consuming. A number of those requirements require ChargePoint to carry out activities it has not done previously and additional expenses associated with SEC reporting requirements will continue to be incurred. Furthermore, if any issues in complying with those requirements are identified ChargePoint may be subject to additional costs and expenses to come into compliance (see also “Financial, Tax and Accounting-Related Risks —ChargePoint has previously identified material weaknesses in its internal control over financial reporting. If ChargePoint identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting, this may result in material misstatements contained within ChargePoint’s consolidated financial statements or cause ChargePoint to fail to meet its periodic reporting obligations.” for more detail). ChargePoint has incurred costs and could incur additional costs to rectify new issues, and the existence of these issues could adversely affect its reputation or investor perceptions. In addition, as a public company, ChargePoint maintains director and officer liability insurance, for which it must pay substantial premiums. The additional reporting and other obligations imposed by rules and regulations applicable to public companies increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. Advocacy efforts by stockholders and third-parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
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

Table of Content
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
In addition, State Attorneys General have begun enforcement actions under the new state privacy laws. Although ChargePoint initiated compliance programs designed to ensure compliance with state privacy laws after consulting with outside privacy counsel, ChargePoint may remain exposed to ongoing legal risks and compliance costs related to state privacy laws as well as evolving privacy and information security standards under consumer protection laws, including those enforced by the Federal Trade Commission (“FTC”). In the event ChargePoint is subject to litigation, penalties, or enforcement actions pursuant to the GDPR, UK GDPR, CCPA, the FTC or other applicable state laws, ChargePoint may be subject to fines and penalties, remediation measures which will divert management’s time and attention, as well as harm to its reputation.
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
ChargePoint is subject to risks related to increasing sustainability and environmental, social and governance regulations and disclosure requirements, which may cause ChargePoint to incur significant and additional costs of compliance, and if ChargePoint’s fails to comply with such regulations and reporting requirements its reputation and brand could be damaged, and its business, financial condition and results of operations could be adversely impacted.
ChargePoint’s business faces increasing regulation and disclosure obligations related to environmental, social and governance issues, including supply chain management, climate change, safety, diversity and inclusion, workplace conduct, and human rights. For example, in March 2024, the SEC adopted final rules to require public companies to disclose certain climate-related information. The final SEC rules may require ChargePoint to disclose, among other things: material climate-related risks; activities to mitigate or adapt to such risks; information about ChargePoint’s board of directors' oversight of climate-related risks and management’s role in managing material climate-related risks; and information on any climate-related targets or goals that are material to ChargePoint’s business, results of operations, or financial condition.
Likewise, in October 2023, the State of California adopted SB 253, the Climate Corporate Data Accountability Act, which will require ChargePoint to annually disclose Scope 1, Scope 2, and Scope 3 greenhouse gas emissions and SB 261, Greenhouse Gases: Climate-Related Financial Risk which will require biennial disclosure of a company’s financial risk caused by climate change. In addition, ChargePoint and certain of its subsidiaries may be, subject to the requirements of the European Union’s Corporate Sustainability Reporting Directive (and its implementing laws, standards and regulations as well as other related European Union directives and regulations), which will require additional disclosures across environmental, social and governance topics, such as climate change, biodiversity, pollution, resource use, human capital management and supply chain labor standards, among other topics.
These and other reporting or disclosure requirements may not entirely align and thus require ChargePoint to duplicate certain or make different efforts or use different reporting methodologies in order to comply with each regulatory requirement. These, and

Table of Content
additional legislation which may be passed, may cause ChargePoint to incur significant additional costs of compliance due to the need for expanded data collection, analysis, and certification with respect to greenhouse gas emissions and other climate change related risks. ChargePoint may also incur additional costs or require additional resources to monitor, report and comply with such stakeholder expectations, standards and legislation, and to meet climate change targets and commitments if established. If ChargePoint fails to meet applicable standards or expectations with respect to these issues across all of its operations and activities, its reputation and brand could be damaged, and its business, financial condition and results of operations could be adversely impacted.
As a result of ChargePoint’s U.S. and international operations, it is subject to a variety of anti-corruption and anti-money laundering laws and regulations, and may face penalties and other adverse consequences for violations if it fails to meet the applicable legal and regulatory requirements.
Because of its U.S. and international operations, ChargePoint is subject to anti-corruption laws and regulations in the U.S. and internationally, including U.S. domestic bribery laws, the FCPA, the U.S. Travel Act, the Anti-Bribery Act and other applicable anti-bribery and corruption laws. In addition, ChargePoint may be subject to anti-money laundering laws in some countries in which it conducts activities. ChargePoint faces significant risks if it fails to comply with the FCPA and other anti-corruption laws, which are interpreted broadly and collectively prohibit companies and their employees, agents, contractors and other third-party intermediaries from promising, authorizing, offering, providing, soliciting and/or receiving, directly or indirectly, improper payments or anything else of value to or from persons in the public or private sector for the purpose of obtaining or retaining business, directing business to any person, or otherwise securing an improper advantage. The FCPA also requires U.S. public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Enforcement activities under the FCPA, or other applicable anti- corruption laws or anti-money laundering laws may subject ChargePoint to administrative and legal proceedings and actions, which could result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, preclusion from participating in public tenders, breach of contract and fraud litigation, adverse media coverage, reputational harm, and other consequences that could have an adverse effect on ChargePoint’s business, operating results and prospects. In addition, ensuring compliance may be costly and time-consuming and responding to any enforcement action may result in a significant diversion of management’s attention and resources, significant defense costs and other professional fees.
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

Table of Content
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

Table of Content
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

Table of Content
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
In addition, the stock market in general, and the stock prices of technology companies in particular, have experienced extreme price and volume fluctuations. Broad market and industry factors likely have seriously affected and may continue to seriously affect the market price of ChargePoint’s Common Stock, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company, such a company has often been subject to increased shareholder activism, hostile bids attempts or securities class action litigation. If ChargePoint is subject to increased shareholder activism, hostile bids or additional securities class action litigation as a result of actual and potential market price volatility described above, it could result in substantial costs, divert management’s attention and resources and could have an adverse effect on ChargePoint’s operating results, financial condition and results of operations.
ChargePoint has been and may in the future be subject to securities class action and stockholder derivative actions. These, and potential similar or related litigation, could result in substantial damages and may divert management’s time and attention from ChargePoint’s business and adversely impact its business, results of operations and financial condition.
ChargePoint has been, and may in the future become, the target of securities class actions or stockholder derivative claims. Securities-related class action litigation has often been brought against companies, including many special purpose acquisition corporations which ChargePoint was prior to the Merger, as the result of volatility experienced in the market price of their securities.

Table of Content
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
Servicing the 2028 Convertible Note obligations will require a significant amount of cash. ChargePoint may not have sufficient cash flow from its business to pay its outstanding debt, and ChargePoint may not have the ability to raise the funds necessary to settle conversions of the 2028 Convertible Notes in cash or to repurchase the 2028 Convertible Notes upon a fundamental change, which could adversely affect its business and results of operations.
ChargePoint’s ability to make scheduled payments of the principal of, to pay interest on, or to refinance its indebtedness, including the amounts payable under the 2028 Convertible Notes and any amounts draw under the 2027 Revolving Credit Facility, depends on its future performance, which is subject to economic, financial, competitive, and other factors beyond its control. ChargePoint’s business may not generate cash flow from operations in the future sufficient to service its indebtedness and make necessary capital expenditures. Interest on the 2028 Convertible Notes is payable semi-annually in arrears on April 1 and October 1, and the 2028 Convertible Notes will mature on April 1, 2028, unless redeemed, repurchased or converted in accordance with their terms prior to such date. While ChargePoint can elect to make any interest payment in cash, paid in kind through an increase in the principal amount of the 2028 Convertible Notes, referred to as PIK Interest, or any combination thereof, to the extent ChargePoint elects PIK Interest, the 2028 Convertible Notes bear interest at a rate of 8.50% per annum, compared to 7.00% per annum to the extent paid in cash. If ChargePoint is unable to generate sufficient cash flow to pay the principal and/or interest on its indebtedness, ChargePoint’s flexibility in how it pays interest on the 2028 Convertible Notes may be limited and it may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive, to pay its outstanding indebtedness. ChargePoint’s ability to refinance its indebtedness will depend on the capital markets and its financial condition at such time. For example, interest rate increases and/or other monetary policy changes, could ultimately result in higher short-term and/or long-term interest rates and could otherwise impact the general availability of credit. Higher prevailing interest rates and/or a tightening supply of credit would adversely affect the terms upon which ChargePoint would be able to refinance its indebtedness, if at all. As a result, ChargePoint may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on its debt obligations.
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

Table of Content
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
As of January 31, 2024, the warrants to purchase Legacy ChargePoint common stock (the “Legacy Warrants”) were exercisable for 34,499,436 shares of Common Stock. Any shares of ChargePoint’s Common Stock issued upon exercise of Legacy Warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of ChargePoint’s Common Stock.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity
Risk Management Strategy and Framework
ChargePoint relies on critical internal and third-party information technology systems, including its Cloud Services, mobile applications, networked charging systems and network operating system, to deliver its products and services to charging station owners and EV drivers. In addition, ChargePoint stores and maintains personal, confidential and private information, including information related to its customers, vendors, mobile application users and employees. ChargePoint refers to the foregoing as its “IT Infrastructure and Confidential Information.”
To safeguard the privacy and security of ChargePoint’s IT Infrastructure and Confidential Information, ChargePoint has implemented a nine-point information security management program designed to identify cybersecurity threats, assess risks, implement remediation measures, and to support internal or external reporting, as set forth below:
•Product & Application Security – focuses on building capabilities to detect, mitigate, and monitor security risks to ChargePoint’s hardware (networked charging stations, embedded devices, and telematics devices) and software (Cloud Services, web and mobile) products. ChargePoint conducts internal and external penetration tests, scans code and runs an active bug bounty program to detect security flaws within its architecture, design, and product components. ChargePoint’s comprehensive risk management plan then associates identified findings to ChargePoint’s risk mitigation roadmaps;
•Cloud & IT Infrastructure Security – focuses on detecting, mitigating, and monitoring risks to ChargePoint’s critical information technology and Cloud infrastructure that supports its network and products. ChargePoint has configured tools to continuously scan its Cloud infrastructure operating systems, containers, and code pipeline to detect vulnerabilities and software flaws, which are then remediated through its patch management program;
•Data Security – focuses on building capabilities to detect, mitigate, and monitor risks to confidential (intellectual property, financials, etc.) and sensitive data (customer data, personally identifiable information, security data, etc.) and secures the data at rest and in transmission through cryptographic mechanisms;
•Identity & Access Management Security – focuses on securely creating and managing identities and authorizing appropriate role-based access to ChargePoint’s network environment based on best practices;
•Security Compliance – focuses on complying with applicable cybersecurity regulatory requirements and continuously monitoring the ChargePoint network environment to detect and mitigate non-compliance. ChargePoint engages external auditors and consultants to assess its information security management program as well as compliance with standards. As of January 2024, ChargePoint’s information security management programs have been certified as compliant with the ISO: 27001, SOC 2 Type 2, PCI DSS standards and with the Federal Risk and Authorization Management Program (FedRAMP);
•End User Security Risks – focuses on building capabilities to detect, monitor and mitigate security risks that arise from negligence and malicious insider intent. In addition to securing endpoints and their access to ChargePoint’s network environment, ChargePoint implements an active cybersecurity training and awareness program for its workforce which

Table of Content
includes cybersecurity awareness training for all employees during onboarding and then annually thereafter. Similarly, each employee that has access to ChargePoint’s payment processing information technology environment or dedicated federal cloud environment are provided specific PCI DSS and FedRAMP awareness training prior to being granted such access and annually thereafter. ChargePoint also conducts annual phishing tests and leverages internal public forums such as townhalls, slack channels, and email newsletters to provide guidance and keep employees updated on the latest cybersecurity threats, trends, and attacks;
•Third-Party Security Risks – focuses on building capabilities to detect, mitigate, and monitor security risks that arise from vendors and suppliers. All ChargePoint third-party service providers are subject to a ranking and risk assessment evaluation prior to contracting with such service provider, during which time, ChargePoint assesses the third-party service providers’ security posture, practices, and relevant certifications;
•Cyber Threats – focuses on building cyber threat identification capabilities by, among other methods, implementation of manual and automated tools, subscribing to reports and services to identify, detect, monitor and mitigate cyber threats in ChargePoint’s environment on an ongoing basis. In the event a threat or risk is identified, ChargePoint maintains and implements an incident response plan. Incidents, once identified or reported, are investigated by the security operation center (SOC) and incident response (IR) teams to determine the magnitude of any impact, exposure to and affects upon ChargePoint assets (if any), and to work to respond to the incident, quarantine any threat and minimize exposure to ChargePoint and its customers or vendors; and
•Privacy – focuses on building capabilities to safeguard the privacy of ChargePoint’s customers, employees, and partners in alignment with local and global privacy regulations.
Assessing, identifying and managing cybersecurity related risks are integrated into ChargePoint’s overall risk operating model. To the extent cybersecurity risks are identified, risk leads are assigned to gather findings and identify gaps, escalate critical or high risks and report findings to ChargePoint’s Chief Information Security Officer (“CISO”). The CISO presents critical risks and risk heat maps to the Audit Committee of the Board of Directors at least annually or more frequently as necessary. Despite ChargePoint’s investments to detect, mitigate, and monitor risks across its products, services, and operational environment, no information security management program can fully guarantee protection against all potential cybersecurity risks, and there can be no assurances that ChargePoint will not be materially affected by such risks in the future. ChargePoint remains committed to continuously enhancing its information security management program to safeguard its IT Infrastructure and Confidential Information.
Cybersecurity Leadership and Management
ChargePoint’s information security management programs are designed and implemented by its Chief Information Security Officer (CISO) and Sr. Director, Information, Security and Privacy, who, combined, have thirty-three years of experience in information technology security and privacy. ChargePoint’s management team, including its information technology (IT) management team, is responsible for assessing and managing its material risks from cybersecurity threats. The IT management team has primary responsibility for ChargePoint’s overall cybersecurity risk management program and supervises both its internal cybersecurity personnel and retained external cybersecurity consultants. ChargePoint’s IT management team has certifications from various organizations, such as CISSP (Certified Information Security Professional), CEH (Certified Ethical Hacker), CIPP (Certified Information Privacy Professional), CIPM (Certified Information Privacy Manager), OSCE (Offensive Security Certified Expert) and CISA (Certified Information Systems Auditor).
ChargePoint’s IT Infrastructure and Confidential Information is managed and secured across functional reporting lines with segregated duties for responsible individuals for (1) Cloud security, SOC, and individual access management, (2) governance, risk, compliance and privacy, (3) product security, and (4) infrastructure. ChargePoint’s risk assessment methodology implements continuous reporting requirements of ChargePoint’s cybersecurity risk management performance, which includes (i) a quarterly risk program status report to ChargePoint’s CISO and Sr. Director, Information, Security and Privacy and (ii) executive reports by both the CISO and Sr. Director, Information Security and Privacy on ChargePoint’s cybersecurity risk posture to executive leadership no less than every six months.
Board Oversight of Cybersecurity Risk
The Audit Committee of ChargePoint’s Board of Directors has primary responsibility for overseeing ChargePoint’s information security management program relating to its IT Infrastructure and Confidential Information. As part of the Audit Committee’s oversight of risks from cybersecurity threats, the CISO leads an annual review and discussion with the Board of Directors dedicated to ChargePoint’s information security management program. The CISO provides updates on ChargePoint’s information security management program to the Audit Committee at least every six months and additional updates throughout the year as necessary.
For further information regarding the risks to ChargePoint associated with cybersecurity incidents and other events, including information and security breaches, and how such risks may affect ChargePoint, see the Risk Factors in Part 1, Item 1A of this Annual Report on Form 10-K entitled, “ChargePoint is highly reliant on its networked charging solution and information technology systems and

Table of Content
data, and those of its service providers and component suppliers, any of which systems and data may be subject to cyber-attacks, service disruptions or other security incidents, which could result in data breaches, loss or interruption of services, intellectual property theft, claims, litigation, regulatory investigations, significant liability, reputational damage and other adverse consequences” and “Computer malware, viruses, ransomware, hacking, phishing attacks and similar disruptions could result in security and privacy breaches and interruption in service, which could harm ChargePoint’s business.” To date, ChargePoint has not identified any risks from a cybersecurity threat or incident, that the Company believes has, or is reasonably likely to, materially affect ChargePoint, its business strategy, results of operation or financial condition.
Item 2. Properties.
The corporate headquarters and principal operations is located in Campbell, California, and consists of approximately 62,000 square feet of office space under leases that expire on August 31, 2029. ChargePoint believes this space is sufficient to meet its needs for the foreseeable future and that any additional space ChargePoint may require will be available on commercially reasonable terms. ChargePoint also leases facilities in Amsterdam, the Netherlands; Gurgaon and Bangalore, India; Radstadt, Austria; Munich, Germany and Reading, United Kingdom; as well as smaller sales offices in the United States and Europe.
Item 3. Legal Proceedings.
Information with respect to this item may be found in Note 7, Commitments and Contingencies, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, under “Legal Proceedings” which is incorporated herein by reference.
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
Number of Common Stockholders
As of March 19, 2024, there were approximately 338 holders of record of ChargePoint’s Common Stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
The graph below matches ChargePoint Holdings, Inc.'s cumulative total shareholder return on Common Stock with the cumulative total returns of the S&P Midcap 400 index, the S&P Application Software index, and the S&P 500 Technology Hardware, Storage & Peripherals index. The graph tracks the performance of a $100 investment in ChargePoint's Common Stock and in each index (with the reinvestment of all dividends) from September 16, 2019 to January 31, 2024.

Table of Content
The stock price performance included in this graph is not necessarily indicative of future price performance.

Company/Index	September 16, 2019	January 31, 2020	January 31, 2021	January 31, 2022	January 31, 2023	January 31, 2024
ChargePoint Holdings, Inc.	$100.00	$102.46	$389.96	$141.91	$124.39	$19.47
S&P Midcap 400	$100.00	$107.46	$127.30	$145.19	$148.59	$155.68
S&P Application Software	$100.00	$117.05	$154.77	$174.16	$137.81	$211.37
S&P 500 Technology Hardware, Storage & Peripherals	$100.00	$137.68	$230.27	$307.62	$269.95	$345.54
Item 6. [Reserved.]
Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis provides information which ChargePoint’s management believes is relevant to an assessment and understanding of ChargePoint’s consolidated results of operations and financial condition. ChargePoint’s fiscal year ends on January 31. References to fiscal years 2024, 2023, and 2022, relate to the fiscal years ended January 31, 2024, January 31, 2023, and January 31, 2022, respectively. This section of this Form 10-K discusses fiscal year 2024 and 2023 items and year-to-year comparisons between fiscal year 2024 and 2023. Discussions of fiscal year 2022 items and year-over-year comparisons between fiscal year 2023 and fiscal year 2022 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K filed on April 3, 2023. The discussion should be read together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. ChargePoint’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” included under Part I, Item 1 A.
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
Since its inception in 2007, ChargePoint has been engaged in developing and marketing its Networked Charging Systems, subscriptions and other offerings, raising capital and recruiting personnel. ChargePoint has incurred net operating losses and negative cash flows from operations in every year since its inception. As of January 31, 2024 and 2023, ChargePoint had an accumulated deficit

Table of Content
of $1,614.4 million and $1,156.8 million, respectively. ChargePoint has funded its operations primarily from customer payments, the issuance of common stock, redeemable convertible preferred stock and convertible notes, exercise proceeds from options and warrants, borrowings under loan facilities and proceeds from the Reverse Recapitalization.
Recent Developments
September 2023 Reorganization
In September 2023, the Company implemented a reorganization plan to reduce its operating expenses and increase efficiencies (the “September 2023 Reorganization”). The Reorganization entailed a reduction in force of approximately 10% of the Company’s global workforce at the time, and other actions to reduce expenses. During the twelve months ended January 31, 2024, the Company incurred $15.6 million of employee severance, termination and employment-related exit cost, as well as accelerated depreciation of right-of-use assets and other facilities and contract termination charges. As of January 31, 2024, restructuring-related liabilities were $0.5 million. The majority of the remaining restructuring-related liabilities, which includes employee severance and benefits and facilities-related exit costs, will be disbursed in the first quarter of fiscal 2025.
January 2024 Reorganization
In January 2024, the Company implemented an additional reorganization plan to reduce its operating expenses and further increase efficiencies (the “January 2024 Reorganization”). The January 2024 Reorganization entailed a reduction in force of approximately 12% of the Company’s global workforce and other actions to reduce expense. The Company incurred $9.9 million of employee severance, termination and employment-related exit costs and $2.7 million of facility exit costs, including impairment charges and accelerated depreciation of right-of-use assets. As of January 31, 2024, restructuring-related liabilities were $10.6 million. These remaining restructuring-related liabilities, which primarily includes employee severance and benefits, will be disbursed in the first quarter of fiscal 2025.
Refer to Note 14, Restructuring, in the notes to the consolidated financial statements included in this Annual Report.
Key Factors Affecting Operating Results
ChargePoint believes its performance and future success depend on several factors that present significant opportunities for it but also pose risks and challenges, including those discussed below:
Growth in EV Adoption
ChargePoint believes its revenue growth is tied to the number of passenger and commercial EVs sold, which it believes drives the demand for EV charging infrastructure. The market for EVs is still rapidly evolving and although demand for EVs has grown in recent years, the rate of EV sales is highly volatile and there is no guarantee of future demand for EV sales. Factors impacting the adoption of EVs include but are not limited to: perceptions about EV features, quality, safety, performance and cost; perceptions about the limited range over which EVs may be driven on a single battery charge; volatility in the cost of oil and gasoline; availability of services for EVs; consumers’ perception about the convenience, reliability and cost of charging EVs; and increases in fuel efficiency of internal combustion engine vehicles. Further, numerous EV auto manufacturers have recently announced delays in their previously announced plans to migrate their manufacturing production to be solely or primarily EVs. In addition, macroeconomic factors, including governmental mandates and incentives and the impact of rising interest rates, inflation and a potential economic recession, could impact demand for EVs, particularly since they can be more expensive to purchase than traditional gasoline-powered vehicles. Further, geopolitical factors, such as the ongoing conflict between Russia and Ukraine, conflicts in the Middle East, conflicts between the United States and China or between China and Taiwan may negatively impact the global automotive supply chain and reduce the manufacturing of automobiles, including EVs. If the market for EVs does not develop as expected, if there is any slow-down or delay in overall EV adoption, or if auto manufacturers delay their EV manufacturing rates or eliminate their plans to transition to predominately EV manufacturing, the rate of EV adoption may be adversely affected and the market for EV charging may not develop and as a result, ChargePoint’s financial condition and results of operations could be materially and adversely impacted.
Competition
ChargePoint is currently a market leader in North America in commercial Level 2 Alternating Current (“AC”) charging. ChargePoint also offers AC chargers for use at home or multifamily settings and for fleet applications, and high-power Level 3 Direct Current (“DC”) chargers for fast urban charging, corridor or long-trip charging and fleet applications. ChargePoint intends to expand its market share over time in its product categories, leveraging the network effect of its products and Cloud Services software. Existing competitors may expand their product offerings and sales strategies, and new competitors may enter the market. Historically, ChargePoint has sold its Networked Charging Systems and Cloud Services as an integrated “full-stack” offering, providing its customers with a sole-source solution for their EV charging needs, especially in the United States. Recently, ChargePoint has seen an increase in the frequency of customers seeking to disaggregate their networked charging solutions and to implement independent hardware and charging management software solutions, particularly for national or global commercial retailers and large fleet operators. While

Table of Content
ChargePoint enables charge station operators to choose ChargePoint’s Cloud Services and select their choice of third-party hardware and enables e-mobility services providers to build and integrate their solutions with ChargePoint’s Cloud Services, there is no guarantee that this distributed sales model will be successful. If ChargePoint’s market share decreases due to increased competition, or if ChargePoint is unable to compete with a disaggregate EV charging solutions sales model, its financial condition and results of operations may be materially and adversely impacted. Furthermore, ChargePoint’s success could be negatively impacted if consumers and businesses choose other types of alternative fuel vehicles or high fuel-economy gasoline powered vehicles.
Europe Expansion
ChargePoint operates in North America and several countries in Europe. Europe is expected to be a significant contributor to ChargePoint’s revenue in future years. ChargePoint has been and is investing heavily to succeed in Europe. ChargePoint is also working to grow its European business through partnerships with channel partners and car leasing companies and through its acquisitions of ViriCiti B.V. (“ViriCiti”) and has•to•be gmbh (“HTB”). In Europe, ChargePoint primarily competes with other providers of EV charging station networks. ChargePoint’s growth in Europe requires differentiating itself as compared to these existing competitors. If ChargePoint is unable to continue penetrating the market in Europe, its financial condition and results of operations could be materially and adversely impacted.
Fleet Expansion
ChargePoint’s future growth is also highly dependent upon its success in EV fleet applications, where there is increasing competition, a high customer dependency on the expected increase in the arrival rate of new vehicles, and likely high concentrations and volatility of purchasing as fleet operators ultimately choose their key providers and make large purchases of EVs. As noted above, the customer trend to make independent EV charging hardware and charging management software procurement selections is more prevalent in the fleet market. Any significant decline in purchases from these customers or increased competition for these customers may have an adverse impact on ChargePoint’s potential for future growth. If ChargePoint is not successful in the fleet vertical, its financial condition and results of operations could be materially and adversely affected.
Impact of New Product Releases and Investments in Growth
As ChargePoint introduces new products, such as the release of its Express Plus DC fast charger in fiscal year 2022 and CP6000 Level 2 AC charger in fiscal year 2023, its gross margins may be initially negatively impacted by launch costs and lower volumes until it achieves targeted cost reductions. Cost reductions may not occur on the timeline ChargePoint expects due to a number of factors, including but not limited to failure to meet its own estimates, unanticipated supply chain difficulties, government mandates or certification requirements. In addition, ChargePoint may accelerate its expenditures where it sees growth opportunities, which may negatively impact gross margin until upfront costs and inefficiencies are absorbed and normalized operations are achieved. Further, ChargePoint has historically invested in prioritizing an assurance of supply of its products and new customer acquisition as part of its “land and expand” model, which puts pressure on gross margins and increases operating expenses. ChargePoint also continuously evaluates and may adjust its expenditures, such as new product introduction costs, based on its launch plans for new products, as well as other factors including the pace and prioritization of current projects under development and the addition of new projects. As ChargePoint attains higher revenue, it expects operating expenses as a percentage of total revenue to decrease as it scales and focuses on increasing operational efficiency and process automation.

ChargePoint intends to use third-party contract manufacturers and design partners for targeted new research and development initiatives with the goals of controlling development costs and decreasing operating expenses. ChargePoint believes such partnerships will allow it to better manage research and development expenses, improve the speed and quality of new product development and increase its efficiencies by leveraging the design talent and supply chains of these partners. Implementing third-party design partners for new research and development initiatives will require sophisticated oversight, quality programs and cost-control initiatives. If ChargePoint is not successful in its use of third-party contract manufacturers and design partners for new product development its financial conditions, gross margins and results of operations could be materially and adversely affected.
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

Table of Content
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
Macroeconomic Trends
ChargePoint has an international presence and as a result is subject to risks and uncertainties caused by significant events with macroeconomic impacts, including, but not limited to geopolitical events, including the ongoing Russia-Ukraine conflict, conflicts in the Middle East, rising inflation and interest rates, monetary policy changes, financial services sector instability, recessions, global pandemics and foreign currency fluctuations. Additionally, these macroeconomic impacts have generally disrupted the operations of its customers and prospective customers. In addition, shifts in ChargePoint’s product mix to DC chargers from AC chargers may negatively affect ChargePoint’s gross profits and gross margins since ChargePoint generally realizes higher gross margins from sales of its AC chargers. Further, disruption to ChargePoint’s supply chains and heightened component and shipping pricing and logistics expenses, which ChargePoint experienced in 2021 and 2022, may further adversely impact ChargePoint’s gross margins, adversely affect demand for ChargePoint’s products, lengthen its product development and sales cycles, and reduce expected spending from new customers, all of which could adversely affect ChargePoint’s business, results of operations and financial condition.
Global economic uncertainty due to other macroeconomic conditions, including inflation, interest rate pressures, disruptions and credit constraints in the financial services industry, labor market disruptions, and related concerns of a potential recession, have impacted customer behavior related to discretionary spending and sentiment and could continue to impact such behaviors in the future. Any resulting decline in the ability or willingness of customers, fleet owners and operators to purchase ChargePoint’s products or subscription services could have an adverse impact on ChargePoint’s results of operations and financial condition.
Results of Operations & its Components
Revenue
Networked Charging Systems
Networked Charging Systems revenue includes the deliveries of EV charging system infrastructure, which include a range of AC products for use in residential, commercial and fleet applications, and DC, or fast-charge products for use in commercial and fleet applications, as well as fees received for transferring regulatory incentives earned for participating in low carbon fuel programs. ChargePoint generally recognizes revenue from sales of Networked Charging Systems upon shipment to the customer, at which point ChargePoint’s performance obligation is satisfied. Revenue from regulatory incentives is recognized when the regulatory incentives are transferred.
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
ChargePoint has seen its revenue fluctuate based on market demand and other factors, and expects this variability of growth in Networked Charging Systems revenue to continue in the near term. In the long term it expects revenue to grow in both Networked Charging Systems and subscriptions due to increased demand in EVs and the related charging infrastructure market.

Table of Content

	For the Year Ended January 31,			Change
	2024	2023	2022	2024 vs 2023		2023 vs 2022
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Networked Charging Systems	$360,822	$363,622	$173,850	$(2,800)	(0.8)%	$189,772	109.2%
Percentage of total revenue	71.2%	77.7%	72.1%
Networked Charging Systems revenue marginally decreased for fiscal year ended January 31, 2024 compared to fiscal year ended January 31, 2023.

	For the Year Ended January 31,			Change
	2024	2023	2022	2024 vs 2023		2023 vs 2022
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Subscriptions	$120,445	$85,296	$53,512	$35,149	41.2%	$31,784	59.4%
Percentage of total revenue	23.8%	18.2%	22.2%
Subscriptions revenue increased for the fiscal year ended January 31, 2024 compared to fiscal year ended January 31, 2023 primarily due to the growth in the number of Cloud subscriptions and Assure subscriptions for Networked Charging Systems connected to ChargePoint’s network.

	For the Year Ended January 31,			Change
	2024	2023	2022	2024 vs 2023		2023 vs 2022
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Other revenue	$25,372	$19,176	$13,644	$6,196	32.3%	$5,532	40.5%
Percentage of total revenue	5.0%	4.1%	5.7%
Other revenue increased for the fiscal year ended January 31, 2024 compared to fiscal year ended January 31, 2023 primarily due to net transaction fees earned for processing payments collected on driver charging sessions at charging sites owned by ChargePoint’s customers.
Cost of Revenue
Networked Charging Systems
ChargePoint uses contract manufacturers to manufacture its Networked Charging Systems. ChargePoint’s cost of revenue for the sale of Networked Charging Systems includes the contract manufacturer costs of finished goods and shipping and handling. Cost of revenue for the sale of Networked Charging Systems also consists of salaries and related personnel expenses, including stock-based compensation, warranty provisions, inventory obsolescence and write-downs, depreciation of manufacturing related equipment, and allocated facilities and information technology expenses. As revenue is recognized, ChargePoint accounts for estimated warranty cost as a charge to cost of revenue. The estimated warranty cost is based on historical and predicted product failure rates and repair expenses.
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

Table of Content

	For the Year Ended January 31,			Change
	2024	2023	2022	2024 vs 2023		2023 vs 2022
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Cost of Networked Charging Systems revenue	$386,149	$318,628	$147,313	$67,521	21.2%	$171,315	116.3%
Percentage of total revenue	76.2%	68.1%	61.1%
Cost of Networked Charging Systems revenue increased during the fiscal year ended January 31, 2024 compared to fiscal year ended January 31, 2023 primarily due to a year-over-year increase in the number of Networked Charging Systems delivered and inventory impairment charges totaling $70.0 million, related to product transitions and aligning inventory with customer demand.

	For the Year Ended January 31,			Change
	2024	2023	2022	2024 vs 2023		2023 vs 2022
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Cost of Subscriptions revenue	$73,595	$51,416	$31,190	$22,179	43.1%	$20,226	64.8%
Percentage of total revenue	14.5%	11.0%	12.9%
Cost of subscriptions revenue increased during fiscal year ended January 31, 2024 compared to fiscal year ended January 31, 2023 primarily due to increases in Assure maintenance costs, customer support personnel expenses which were driven by ChargePoint expanding its Networked Charging Systems, network wireless connectivity costs, and other operating costs.

	For the Year Ended January 31,			Change
	2024	2023	2022	2024 vs 2023		2023 vs 2022
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Cost of Other Revenue	$16,777	$12,117	$8,970	$4,660	38.5%	$3,147	35.1%
Percentage of total revenue	3.3%	2.6%	3.7%
Cost of other revenue increased for the fiscal year ended January 31, 2024 compared to fiscal year ended January 31, 2023 primarily related to increased driver-generated cost.
Gross Profit and Gross Margin
Gross profit is revenue less cost of revenue and gross margin is gross profit as a percentage of revenue. ChargePoint offers a range of Networked Charging Systems products which vary widely in selling price and associated gross margin, as, for example, ChargePoint’s AC charger based commercial business contributes higher margins than its residential and DC charger based fleet businesses. Accordingly, ChargePoint’s gross profit and gross margin have varied and are expected to continue to vary from period to period due to revenue levels; geographic, vertical and product mix; new product transition costs; and its efforts to optimize its operations and supply chain and purchase price variances.
In the long term, improvements in ChargePoint’s gross profit and gross margin will depend on its ability to continue to optimize its operations and supply chain as it increases its revenue. However, at least in the short term, as the product mix continues to vary and as ChargePoint continues to align inventory supply with demand and optimize for customer acquisition as part of its “land and expand” model, launches new Networked Charging Systems products, grows its presence in Europe where it has not yet achieved economies of scale, and expands its solutions for its fleet customers, gross margin will vary from period to period.

	For the Year Ended January 31,			Change
	2024	2023	2022	2024 vs 2023		2023 vs 2022
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Gross Profit	$30,118	$85,933	$53,533	$(55,815)	(65.0)%	$32,400	60.5%
Gross Margin	5.9%	18.4%	22.2%
Gross profit decreased for the fiscal year ended January 31, 2024 compared to fiscal year ended January 31, 2023 primarily due to an increase in cost of revenue resulting from inventory impairment charges totaling $70.0 million, related to product transitions and aligning inventory with customer demand, partially offset by growing gross profits from subscriptions driven by ChargePoint expanding its networked Charging Systems.

Table of Content
Gross margin decreased for the fiscal year ended January 31, 2024 compared to fiscal year ended January 31, 2023 primarily due to an increase of cost of revenue resulting from the increase of inventory impairment charges, as described above, and customer support personnel expenses, as well as other operating expenses.
Research and Development Expenses
Research and development expenses consist primarily of salaries and related personnel expenses, including stock-based compensation, for personnel related to the development of improvements and expanded features for ChargePoint’s products and services, including in quality assurance, testing, product management, and allocated facilities and information technology expenses. Research and development costs also include prototype and testing cost, professional services and consulting, and are expensed as incurred.
For the fiscal year ending January 31, 2025, ChargePoint expects its research and development expenses to decrease as a percentage of revenue as it continues to optimize its research and development activities for its technology and product roadmap.

	For the Year Ended January 31,			Change
	2024	2023	2022	2024 vs 2023		2023 vs 2022
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Research and Development Expenses	$220,781	$194,957	$145,043	$25,824	13.2%	$49,914	34.4%
Percentage of total revenue	43.6%	41.6%	60.2%
Research and development expenses increased during the fiscal year ended January 31, 2024 compared to fiscal year ended January 31, 2023 and was primarily attributable to a $17.3 million increase in compensation related expenses due to headcount growth and employee-related exit costs related to the reorganizations implemented by the Company (see Note 14, Restructuring, in the notes to the consolidated financial statements included in this Annual Report for more details), a $14.4 million increase in stock-based compensation expense due to the impact of grants to new hires and to promote long-term retention of employees, and an increase of $2.4 million in depreciation and other operating expense. This is offset by a $6.9 million decrease in engineering materials and services costs and a decrease of $1.3 million in consulting fees.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of salaries and related personnel expenses, including stock-based compensation, sales commissions, professional services fees, travel, marketing and promotional expenses, bad debt expenses, and allocated facilities and information technology expenses.
For the fiscal year ending January 31, 2025, ChargePoint expects its sales and marketing expenses to decrease as a percentage of revenue as it continues to optimize its sales and marketing activities while expanding sales.

	For the Year Ended January 31,			Change
	2024	2023	2022	2024 vs 2023		2023 vs 2022
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Sales and marketing expenses	$150,186	$142,392	$92,550	$7,794	5.5%	$49,842	53.9%
Percentage of total revenue	29.6%	30.4%	38.4%
Sales and marketing expenses increased during the fiscal year ended January 31, 2024 compared to fiscal year ended January 31, 2023 primarily attributable to a $2.4 million increase in compensation related expenses due to headcount growth and employee-related exit costs related to the reorganizations implemented by the Company (see Note 14, Restructuring, in the notes to the consolidated financial statements included in this Annual Report for more details), and a $5.5 million increase in stock-based compensation expense due to the impact of grants to new hires and to promote long-term retention of employees.
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
For the fiscal year ending January 31, 2025, ChargePoint expects its general and administrative expenses to decrease as a percentage of revenue as it continues to optimize its operations.

Table of Content

	For the Year Ended January 31,			Change
	2024	2023	2022	2024 vs 2023		2023 vs 2022
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
General and administrative expenses	$109,102	$90,366	$81,380	$18,736	20.7%	$8,986	11.0%
Percentage of total revenue	21.5%	19.3%	33.8%
General and administrative expenses increased during the fiscal year ended January 31, 2024 compared to fiscal year ended January 31, 2023 primarily due to an increase of $10.9 million in restructuring expense for facility and other contract terminations related to the reorganizations implemented by the Company (see Note 14, Restructuring, in the notes to the consolidated financial statements included in this Annual Report for more details), a $2.9 million increase in compensation related expenses due to headcount growth and employee-related exit costs related to the aforementioned reorganization, a $3.7 million increase in stock-based compensation expense due to new hires and to promote long-term retention of employees, and a $1.2 million increase in other operating expenses.
Interest Income
Interest income consists primarily of interest earned on ChargePoint’s cash, cash equivalents and short-term investments.

	For the Year Ended January 31,			Change
	2024	2023	2022	2024 vs 2023		2023 vs 2022
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Interest income	$9,603	$5,534	$98	$4,069	73.5%	$5,436	n.m.
Percentage of total revenue	1.9%	1.2%	—%
Interest income increased during fiscal year ended January 31, 2024 compared to fiscal year ended January 31, 2023 due to higher interest rates and higher balances of interest-earning investments.
Interest Expense
Interest expense consists primarily of the interest on ChargePoint’s 2028 Convertible Notes that were issued in April 2022, and amended in October 2023, which are described more completely below in Liquidity and Capital Resources.

	For the Year Ended January 31,			Change
	2024	2023	2022	2024 vs 2023		2023 vs 2022
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Interest expense	$(16,273)	$(9,434)	$(1,502)	$(6,839)	72.5%	$(7,932)	528.1%
Percentage of total revenue	(3.2)%	(2.0)%	(0.6)%
Interest expense increased during the fiscal year ended January 31, 2024 compared to fiscal year ended January 31, 2023 primarily due to interest expense on the 2028 Convertible Notes that were originally issued in April 2022, and amended in October 2023. For more information, see Note 6, Debt, in the notes to consolidated financial statements included in this Annual Report.
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign currency transaction gains and losses.

	For the Year Ended January 31,			Change
	2024	2023	2022	2024 to 2023		2023 to 2022
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Other income (expense), net	$(1,009)	$(1,569)	$(2,775)	$560	(35.7)%	$1,206	(43.5)%
Percentage of total revenue	(0.2)%	(0.3)%	(1.2)%
Other income (expense), net changed from $(1.6) million during the fiscal year ended January 31, 2023 to $(1.0) million during the fiscal year ended January 31, 2024 due to favorable changes in foreign exchange rates.

Table of Content
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

	For the Year Ended January 31,			Change
	2024	2023	2022	2024 to 2023		2023 to 2022
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Provision (benefit) for income taxes	$(21)	$(2,167)	$(2,930)	$2,146	(99.0)%	$763	(26.0)%
Percentage of loss before provision (benefit) for income taxes	—%	0.6%	2.2%
The benefit for income taxes decreased during the fiscal year ended January 31, 2024 as compared to fiscal year ended January 31, 2023 primarily due to changes to deferred tax liability following a tax rate reduction in certain foreign jurisdictions recorded in the prior year.
Liquidity and Capital Resources
Sources of Liquidity
Historical Sources of Liquidity
ChargePoint has incurred net losses and negative cash flows from operations since its inception, which it anticipates will continue for the foreseeable future. To date, ChargePoint has funded its business and past acquisitions primarily with proceeds from the issuance of common stock, redeemable convertible preferred stock, proceeds from the Merger, proceeds from warrant and option exercises for cash, convertible debt and from customer payments. As of January 31, 2024 and 2023, ChargePoint had cash and cash equivalents and restricted cash and short-term investments of $357.8 million and $399.5 million, respectively. ChargePoint believes that its cash on hand and cash generated from sales to customers will satisfy its working capital and capital requirements for at least the next twelve months.
2028 Convertible Notes
In April 2022, ChargePoint completed a private placement of $300.0 million aggregate principal amount of convertible notes, with an original maturity date of April 1, 2027 (the “Original Convertible Notes”). In October 2023, ChargePoint completed an amendment to the indenture for the Original Convertible Notes (the “2027 Notes Amendment”) pursuant to which the Cash Interest and PIK Interest (as described below) were increased and the maturity date for the Original Convertible Note was extended to April 1, 2028 (the “2028 Convertible Notes”). The net proceeds from the original sale of the 2028 Convertible Notes were approximately $294.0 million after deducting initial purchaser discounts and commissions and the Company’s offering expenses.
Prior to the 2027 Notes Amendment, the Original Convertible Notes bore interest at 3.50% per annum, to the extent paid in cash (“Cash Interest”), which was payable semi-annually in arrears on April 1st and October 1st of each year or 5.00% per annum through the issuance of additional Original Convertible Notes. The 2028 Convertible Notes bear Cash Interest at 7.00% per annum or 8.50% per annum through the issuance of additional 2028 Convertible Notes (“PIK Interest”). The 2028 Convertible Notes are convertible, based on the applicable conversion rate, into cash, shares of ChargePoint Common Stock or a combination thereof, at ChargePoint’s election. The initial conversion rate was 83.3333 shares per $1,000 principal amount of the 2028 Convertible Notes, subject to customary anti-dilution adjustment in certain circumstances, which represents an initial conversion price of approximately $12.00 per share.
For additional details on the 2027 Notes Amendment and the 2028 Convertible Notes refer to Note 6, Debt, to ChargePoint’s notes to the consolidated financial statements in this Annual Report.
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

Table of Content
As of January 31, 2024, the Borrower had no borrowings outstanding or letters of credit under the 2027 Revolving Credit Facility and, as a result, had a borrowing capacity of up to $150.0 million.
For additional details on the 2027 Revolving Credit Facility refer to Note 6, Debt, in ChargePoint’s notes to the consolidated financial statements in this Annual Report.
Shelf Registration and ATM Facility
On July 1, 2022, ChargePoint filed a registration statement on Form S-3 (File No. 333-265986) with the SEC (that was declared effective by the SEC on July 12, 2022), which permits ChargePoint to offer up to $1.0 billion of shares of Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time (the “Shelf Registration Statement”). As part of the Shelf Registration Statement, ChargePoint filed a prospectus supplement registering for sale from time to time up to $500.0 million shares of Common Stock pursuant to a sales agreement (the “ATM Facility”). During the fiscal year ended January 31, 2024, the Company sold a total of 59,299,481 shares of its Common Stock pursuant to the ATM Facility for total proceeds of $287.2 million, net of $1.2 million of issuance costs, which includes 41,371,158 shares sold to an institutional investor. As of January 31, 2024, $161.6 million of shares of Common Stock remained available for sale pursuant to the ATM Facility.
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
ChargePoint’s principal use of cash in recent periods has been funding its operations, past acquisitions, and investing in capital expenditures. ChargePoint’s future capital requirements will depend on many factors, including its revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, expenses associated with its international expansion, the introduction of network enhancements and the continuing market adoption of its Networked Charging Systems. In the future, ChargePoint may enter into arrangements to acquire or invest in complementary businesses, products and technologies. ChargePoint may be required to seek additional equity or debt financing beyond the amounts available to it pursuant to the ATM Facility and the 2027 Revolving Credit Facility.
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

Table of Content
Cash Flows
For the Fiscal Years Ended January 31, 2024, 2023 and 2022
The following table sets forth a summary of ChargePoint’s cash flows for the periods indicated:

	Year Ended January 31,
	2024	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(328,941)	$(267,049)	$(157,178)
Investing activities	85,576	(126,154)	(221,740)
Financing activities	306,524	372,859	549,687
Effects of exchange rates on cash, cash equivalents, and restricted cash	89	(729)	(1,025)
Net increase (decrease) in cash, cash equivalents and restricted cash	$63,248	$(21,073)	$169,744
Net Cash Used in Operating Activities
During the year ended January 31, 2024, net cash used in operating activities was $328.9 million, consisting primarily of a net loss of $457.6 million, partially offset by a decrease in net operating assets of $102.8 million and non-cash charges of $231.5 million. The non-cash charges consisted primarily of $117.3 million of stock-based compensation expense, $70.0 million of inventory impairment and non-cash charges, $31.3 million of depreciation, and amortization expense and amortization of deferred contract acquisition costs, $8.4 million of reserves and other costs, and $4.3 million of non-cash operating lease costs. The change in operating assets and liabilities was mainly driven by an increase in inventory of $173.7 million and decrease in accounts payable, operating lease liabilities and accrued and other liabilities of $5.5 million, partially offset by a decrease in accounts receivable, net, of $36.5 million, an increase in deferred revenue of $32.8 million and a decrease in prepaid expenses and other assets of $7.0 million.
During the year ended January 31, 2023, net cash used in operating activities was $267.0 million, consisting primarily of a net loss of $345.1 million and change in operating assets and liabilities of $64.3 million, offset by an add back of non-cash charges of $142.4 million. The non-cash charges consisted primarily of $93.4 million of stock-based compensation expense, $25.1 million of depreciation, and amortization expense,$4.7 million of non-cash operating lease costs and $16.8 million of other costs. The change in operating assets and liabilities was mainly driven by increases in accounts receivable of $94.6 million, inventory of $39.4 million, and prepaid expenses and other assets of $38.0 million, offset by increases in deferred revenue of $51.8 million, accounts payable, operating lease liability, and accrued and other liabilities of $55.8 million.
Net Cash Provided By (Used In) Investing Activities
During the year ended January 31, 2024, net cash provided by investing activities was $85.6 million consisting of cash received from maturities of short-term investments of $105.0 million, offset by purchases of property and equipment of $19.4 million.
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
Net Cash Provided by Financing Activities
During the year ended January 31, 2024, net cash provided by financing activities was $306.5 million, consisting of proceeds from the sale of common stock under the ATM Facility, net of commission and fees, of $287.2 million, change in driver funds and amounts due to customers of $13.7 million, proceeds from the issuance of common stock under employee equity plans, net of tax withholdings, of $12.1 million, partially offset by $2.9 million in issuance costs related to the 2027 Revolving Credit Facility and $3.5 million of the total $7.1 million contingent earnout consideration payments related to the acquisition of ViriCiti, of which the remaining $3.6 million is classified as cash outflow under operating activities.
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

Table of Content
Contractual Obligations and Commitments
ChargePoint’s material cash requirements include the following contractual obligations and commitments as of January 31, 2024. For more information regarding ChargePoint’s other contractual obligations, refer to Note 7, Commitments and Contingencies, to its notes to the consolidated financial statements included elsewhere in this Annual Report.
Operating Lease Obligations
ChargePoint has operating lease obligations for office spaces and data centers. As of January 31, 2024, ChargePoint had lease payment obligations of $26.7 million, with $6.5 million payable within twelve months.
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

Table of Content
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
Stock-based Compensation

ChargePoint recognizes compensation costs for all stock-based awards, including stock options, restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”) and stock purchased under the Company’s 2021 Employee Share Purchase Plan (“ESPP”), based on grant date fair value of the award. These estimates involve inherent uncertainties, and, if different assumptions had been used, stock-based compensation expense could have been materially different from the amounts recorded. For performance-based stock options issued, the value of the award is measured at the grant date as the fair value of the award and is expensed over the requisite service period, using the accelerated attribution method, once the performance condition becomes probable of being achieved. For RSUs, stock-based compensation is measured at the grant date, based on the fair value of the award and is recognized as an expense, net of estimated forfeitures, on a straight-line basis over the requisite service period. For PRSUs with a market condition, the Company uses a Monte Carlo simulation pricing model to incorporate the market condition effects at the grant date to measure the fair value of the award and is expensed over the service period. The Monte Carlo pricing model requires inputs which are subjective and generally requires judgment. For ESPP, stock-based compensation on the grant date is estimated using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions, including the expected Common Stock price volatility over the term of the award, the expected term of the award, risk-free interest rates, and the expected dividend yield of ChargePoint Common Stock.

Table of Content
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
ChargePoint is exposed to market risk for changes in interest rates. ChargePoint had cash and restricted cash totaling $357.8 million as of January 31, 2024. ChargePoint’s investment policy is focused on the preservation of capital and supporting its liquidity needs. Under the policy, ChargePoint historically invests in highly rated securities, issued by the U.S. government, and short durations or liquid money market funds. ChargePoint does not invest in financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments. ChargePoint utilizes external investment managers who adhere to the guidelines of its investment policy. A hypothetical 10% change in interest rates would not have a material impact on the value of ChargePoint’s cash, cash equivalents and short-term investments. There was no material change in ChargePoint’s interest rate risk during fiscal year ended January 31, 2024 compared to fiscal year ended January 31, 2023.
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
Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies can impact ChargePoint’s net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 10% would not result in a material foreign currency loss on foreign-denominated balances, as of January 31, 2024. There was no material change in ChargePoint’s foreign currency risk during fiscal year ended January 31, 2024 compared to fiscal year ended January 31, 2023.
At this time, ChargePoint does not enter into financial instruments to hedge its foreign currency exchange risk, but it may in the future.

Table of Content
Item 8. Financial Statements and Supplementary Data

Table of Content
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ChargePoint Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of ChargePoint Holdings, Inc. and its subsidiaries (the “Company”) as of January 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended January 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Table of Content
and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Consolidated Financial Statements – Impact of Segregation of Duties and IT General Controls
The completeness and accuracy of the consolidated financial statements, including the financial condition, results of operations and cash flows, is dependent on, in part, (i) designing and maintaining controls over segregation of duties and (ii) designing and maintaining controls over information technology general controls for information systems that are relevant for the Company’s financial statements, including controls over program change management, user access, and program development.
The principal considerations for our determination that performing procedures relating to the consolidated financial statements – impact of segregation of duties and IT general controls is a critical audit matter are a high degree of auditor subjectivity and effort in performing procedures and evaluating audit evidence related to business processes that affect substantially all financial statement account balances and disclosures. As disclosed by management, material weaknesses existed during the year related to management not designing and maintaining (i) controls over segregation of duties and (ii) controls over information technology general controls for information systems that are relevant for the Company’s financial statements, including controls over program change management, user access, and program development.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) evaluating and determining the nature and extent of audit procedures performed and evidence obtained that are responsive to the material weaknesses that existed during the year; (ii) manually testing the completeness and accuracy of system reports or other information generated by the Company’s information systems; and (iii) evaluating whether segregation of duties was maintained.

/s/ PricewaterhouseCoopers LLP
San Jose, California
April 1, 2024
We have served as the Company’s auditor since 2016.

Table of Content
ChargePoint Holdings, Inc.
Consolidated Balance Sheets
January 31, 2024 and 2023
(in thousands, except share and per share data)

	January 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$327,410	$264,162
Restricted cash	30,400	30,400
Short-term investments	—	104,966
Accounts receivable, net of allowance of $14,000 as of January 31, 2024 and $10,000 as of January 31, 2023	124,049	164,892
Inventories	198,580	68,730
Prepaid expenses and other current assets	62,244	71,020
Total current assets	742,683	704,170
Property and equipment, net	42,446	40,046
Intangible assets, net	80,555	92,673
Operating lease right-of-use assets	15,362	22,242
Goodwill	213,750	213,716
Other assets	8,567	7,110
Total assets	$1,103,363	$1,079,957
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$71,081	$62,076
Accrued and other current liabilities	159,104	133,483
Deferred revenue	99,968	88,777
Total current liabilities	330,153	284,336
Deferred revenue, noncurrent	131,471	109,833
Debt, noncurrent	283,704	294,936
Operating lease liabilities	17,350	21,841
Deferred tax liabilities	11,252	12,987
Other long-term liabilities	1,757	1,032
Total liabilities	775,687	724,965
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock: $0.0001 par value; 1,000,000,000 shares authorized as of each of January 31, 2024 and 2023; 421,116,720 and 348,330,481 shares issued and outstanding as of January 31, 2024 and 2023, respectively	42	35
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of each of January 31, 2024 and 2023; zero shares issued and outstanding as of each of January 31, 2024 and 2023	—	—
Additional paid-in capital	1,957,932	1,528,104
Accumulated other comprehensive loss	(15,926)	(16,384)
Accumulated deficit	(1,614,372)	(1,156,763)
Total stockholders' equity	327,676	354,992
Total liabilities and stockholders' equity	$1,103,363	$1,079,957
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
ChargePoint Holdings, Inc.
Consolidated Statements of Operations
Years Ended January 31, 2024, 2023, and 2022
(in thousands, except share and per share data)

	Year Ended January 31,
	2024	2023	2022
Revenue
Networked charging systems	$360,822	$363,622	$173,850
Subscriptions	120,445	85,296	53,512
Other	25,372	19,176	13,644
Total revenue	506,639	468,094	241,006
Cost of revenue
Networked charging systems	386,149	318,628	147,313
Subscriptions	73,595	51,416	31,190
Other	16,777	12,117	8,970
Total cost of revenue	476,521	382,161	187,473
Gross profit	30,118	85,933	53,533
Operating expenses
Research and development	220,781	194,957	145,043
Sales and marketing	150,186	142,392	92,550
General and administrative	109,102	90,366	81,380
Total operating expenses	480,069	427,715	318,973
Loss from operations	(449,951)	(341,782)	(265,440)
Interest income	9,603	5,534	98
Interest expense	(16,273)	(9,434)	(1,502)
Change in fair value of redeemable convertible preferred stock warrant liability	—	—	9,237
Change in fair value of assumed common stock warrant liabilities	—	(24)	47,822
Change in fair value of contingent earnout liability	—	—	84,420
Transaction costs expensed	—	—	(7,031)
Other expense, net	(1,009)	(1,569)	(2,775)
Net loss before income taxes	$(457,630)	$(347,275)	$(135,171)
Benefit from income taxes	(21)	(2,167)	(2,930)
Net loss	$(457,609)	$(345,108)	$(132,241)
Cumulative undeclared dividends on redeemable convertible preferred stock	—	—	(4,292)
Deemed dividends attributable to vested option holders	—	—	(51,855)
Deemed dividends attributable to common stock warrant holders	—	—	(110,635)
Net loss attributable to common stockholders - Basic	$(457,609)	$(345,108)	$(299,023)
Gain attributable to earnout shares issued	—	—	(84,420)
Change in fair value of dilutive warrants	—	—	(68,223)
Net loss attributable to common stockholders - Diluted	$(457,609)	$(345,108)	$(451,666)
Weighted average shares outstanding - Basic	375,529,883	338,488,667	297,421,969
Weighted average shares outstanding - Diluted	375,529,883	338,488,667	302,490,266
Net loss per share - Basic	$(1.22)	$(1.02)	$(1.01)
Net loss per share - Diluted	$(1.22)	$(1.02)	$(1.49)
The accompanying notes are an integral part of these consolidated financial statements

Table of Content
ChargePoint Holdings, Inc.
Consolidated Statements of Comprehensive Loss
Years Ended January 31, 2024, 2023, and 2022
(in thousands)

	Year Ended January 31,
	2024	2023	2022
Net loss	$(457,609)	$(345,108)	$(132,241)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	9	(7,716)	(8,374)
Available-for-sale short-term investments:
Unrealized loss on short-term investments, net of tax	—	(449)	—
Reclassification adjustment for net realized gains on short-term investments included in net income, net of tax	449	—	—
Other comprehensive income (loss)	458	(8,165)	(8,374)
Comprehensive loss	$(457,151)	$(353,273)	$(140,615)
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
ChargePoint Holdings, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and
Stockholders' Equity (Deficit)
Years Ended January 31, 2024, 2023, and 2022
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of January 31, 2021	182,934,257	$615,697	22,961,032	$2	$62,736	$155	$(679,414)	$(616,521)
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization, including impact of Series H-1 paid in kind dividend	(182,934,257)	(615,697)	194,060,336	20	615,677	—	—	615,697
Issuance of common stock under stock plans, net of tax withholdings	—	—	8,620,607	—	4,516	—	—	4,516
Reclassification of Legacy ChargePoint preferred stock warrant liability upon the reverse recapitalization	—	—	—	—	66,606	—	—	66,606
Issuance of common stock upon the reverse recapitalization, net of issuance costs	—	—	60,746,989	6	200,460	—	—	200,466
Issuance of common stock upon exercise of warrants	—	—	16,364,810	1	352,612	—	—	352,613
Issuance of common stock pursuant to business combinations	—	—	5,695,176	1	102,057	—	—	102,058
Issuance of earnout shares upon triggering events, net of tax withholding	—	—	26,313,253	3	480,222	—	—	480,225
Contingent earnout liability recognized upon the closing of the reverse recapitalization	—	—	—	—	(828,180)	—	—	(828,180)
Reclassification of remaining contingent earnout liability upon triggering event	—	—	—	—	242,640	—	—	242,640
Vesting of early exercised stock options	—	—	—	—	178	—	—	178
Repurchase of early exercised common stock	—	—	(1,588)		—	—	—	—
Stock-based compensation	—	—	—	—	67,331	—	—	67,331
Net loss	—	—	—	—	—	—	(132,241)	(132,241)
Other comprehensive loss	—	—	—	—	—	(8,374)	—	(8,374)
Balances as of January 31, 2022	—	$—	334,760,615	$33	$1,366,855	$(8,219)	$(811,655)	$547,014
Issuance of common stock under stock plans, net of tax withholdings	—	—	7,267,807	1	2,501	—	—	2,502
Issuance of common stock upon exercise of warrants	—	—	1,041,533	—	6,932	—	—	6,932
Issuance of common stock upon ESPP purchase	—	—	607,384	—	8,947	—	—	8,947
Issuance of common stock in connection with ATM offerings, net of issuance costs	—	—	4,657,806	1	49,449	—	—	49,450
Vesting of early exercised stock options	—	—	—	—	69	—	—	69
Repurchase of early exercised common stock	—	—	(4,664)	—	—	—	—	—
Stock-based compensation	—	—	—	—	93,351	—	—	93,351
Net loss	—	—	—	—	—	—	(345,108)	(345,108)
Other comprehensive loss	—	—	—	—	—	(8,165)	—	(8,165)
Balances as of January 31, 2023	—	$—	348,330,481	$35	$1,528,104	$(16,384)	$(1,156,763)	$354,992
Issuance of common stock under stock plans, net of tax withholding	—	—	12,223,116	—	3,763	—	—	3,763
Issuance of common stock in connection with ATM offerings, net of issuance costs	—	—	59,299,481	7	287,192	—	—	287,199
Issuance of common stock upon ESPP purchase	—	—	1,265,309	—	8,290	—	—	8,290
Vesting of early exercised stock options	—	—	—	—	31	—	—	31
Repurchase of unvested restricted shares	—	—	(1,667)	—	—	—	—	—
Impact of convertible note modification	—	—	—	—	13,225	—	—	13,225
Stock-based compensation	—	—	—	—	117,327	—	—	117,327
Net loss	—	—	—	—	—	—	(457,609)	(457,609)

Table of Content

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Other comprehensive income	—	—	—	—	—	458	—	458
Balances as of January 31, 2024	—	—	421,116,720	$42	$1,957,932	$(15,926)	$(1,614,372)	$327,676
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
ChargePoint Holdings, Inc.
Consolidated Statements of Cash Flows
Years Ended January 31, 2024, 2023, and 2022
(in thousands)

	Year Ended January 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(457,609)	$(345,108)	$(132,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,486	25,050	16,457
Non-cash operating lease cost	4,343	4,739	4,244
Stock-based compensation	117,327	93,350	67,331
Amortization of deferred contract acquisition costs	2,859	2,361	1,786
Transaction costs expensed	—	—	7,031
Change in fair value of common stock warrant liabilities	—	24	(47,822)
Change in fair value of redeemable convertible preferred stock warrant liability	—	—	(9,237)
Change in fair value of contingent earnout liabilities	—	—	(84,420)
Change in fair value of earnout liability recognized upon acquisition of ViriCiti	—	—	2,266
Inventory impairment	70,000	—	—
Reserves and other	8,439	16,832	374
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	36,510	(94,600)	(38,388)
Inventories	(173,661)	(39,358)	(1,991)
Prepaid expenses and other assets	7,002	(37,969)	(23,941)
Accounts payable, operating lease liabilities, and accrued and other liabilities	(5,466)	55,827	26,092
Deferred revenue	32,829	51,803	55,281
Net cash used in operating activities	(328,941)	(267,049)	(157,178)
Cash flows from investing activities
Purchases of property and equipment	(19,424)	(18,563)	(16,410)
Purchases of investments	—	(284,835)	—
Maturities of investments	105,000	180,000	—
Cash paid for acquisition, net of cash acquired	—	(2,756)	(205,330)
Net cash provided by (used in) investing activities	85,576	(126,154)	(221,740)
Cash flows from financing activities
Proceeds from the exercise of public warrants	—	6,884	118,864
Merger and PIPE financing	—	—	511,646
Payment of tax withholding obligations on settlement of earnout shares	—	—	(20,895)
Repayment of borrowings	—	—	(36,051)
Proceeds from issuance of debt, net of issuance costs	—	293,972	—
Payments of transaction costs related to Merger	—	—	(32,468)
Change in driver funds and amounts due to customers	13,691	11,107	3,675
Debt issuance costs related to the revolving credit facility	(2,882)	—	—
Settlement of contingent earnout liability	(3,537)	—	—
Proceeds from issuance of stock in connection with stock plans, net of withholding taxes	12,054	11,446	4,916
Proceeds from issuance of common stock in connection with ATM offerings, net of issuance costs	287,198	49,450	—
Net cash provided by financing activities	306,524	372,859	549,687
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	89	(729)	(1,025)
Net increase (decrease) in cash, cash equivalents, and restricted cash	63,248	(21,073)	169,744

Table of Content

	Year Ended January 31,
	2024	2023	2022
Cash, cash equivalents, and restricted cash at beginning of period	294,562	315,635	145,891
Cash, cash equivalents, and restricted cash at end of period	$357,810	$294,562	$315,635
Supplementary cash flow information
Cash paid for interest	$10,763	$4,929	$346
Cash paid for taxes	$1,107	$598	$268
Supplementary cash flow information on non-cash investing and financing activities
Impact of convertible note modification	$13,225	$—	$—
Right-of-use assets obtained in exchange for lease liabilities	$536	$—	$7,991
Impairment charges and accelerated depreciation of right-of-use assets due to reorganization	$(5,647)	$—	$—
Acquisitions of property and equipment included in accounts payable and accrued and other current liabilities	$2,095	$1,954	$660
Vesting of early exercised stock options	$30	$69	$178
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization	$—	$—	$615,697
Reclassification of Legacy ChargePoint redeemable convertible preferred stock warrant liability upon the reverse capitalization	$—	$—	$66,606
Contingent earnout liability recognized upon the closing of the reverse recapitalization	$—	$—	$828,180
Reclassification of remaining contingent earnout liability upon triggering event	$—	$—	$242,640
Issuance of common stock in connection with acquisitions	$—	$—	$102,057
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
ChargePoint Holdings, Inc.
Notes to Consolidated Financial Statements
1.Description of Business and Basis of Presentation
ChargePoint Holdings, Inc. (“ChargePoint” or the “Company”, “it”, or “its”) designs, develops and markets networked electric vehicle (“EV”) charging system infrastructure (“Networked Charging Systems”), connected through cloud-based services (“Cloud” or “Cloud Services”) which (i) enable charging system owners, or hosts, to manage their Networked Charging Systems, and (ii) enable drivers to locate, reserve and authenticate Networked Charging Systems, and to transact EV charging sessions on those systems. ChargePoint’s Networked Charging Systems, subscriptions and other offerings provide an open platform that integrates with system hardware from ChargePoint and other manufacturers, connecting systems over an intelligent network that provides real-time information about charging sessions and full control, support and management of the Networked Charging Systems. This network also provides multiple web-based portals for charging system owners, fleet managers, drivers and utilities. In addition, the Company offers a range of extended warranties (“Assure”), as well as its ChargePoint as a Service (“CPaaS”) program which bundles use of ChargePoint owned and operated systems with Cloud Services, Assure and other benefits into one subscription.
The Company’s fiscal year ends on January 31. References to fiscal years 2024, 2023, and 2022 relate to the fiscal years ended January 31, 2024, January 31, 2023, and January 31, 2022, respectively.
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
The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has been engaged in developing and marketing its Networked Charging Systems, subscriptions and other offerings, raising capital, and recruiting personnel. The Company has incurred net operating losses and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of January 31, 2024, the Company had an accumulated deficit of $1,614.4 million.
The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock, convertible notes, exercise proceeds from options and warrants, borrowings under its loan facilities, customer payments, proceeds from sale of Common Stock under the ATM Facility, and proceeds from the Merger. In February 2021, the Company received cash proceeds of $484.1 million from the Merger. The Company had cash, cash equivalents and restricted cash of $357.8 million as of January 31, 2024. As of the date on which these consolidated financial statements were issued, the Company believes that its cash on hand, together with cash generated from sales to customers, will satisfy its working capital and capital requirements for at least the next twelve months following the issuance of the consolidated financial statements. The Company’s assessment of the period of time its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties. The Company’s actual results could vary as a result of, and its near- and long-term future capital requirements will depend on, many factors, including its growth rate, subscription renewal activity, the timing and extent of spending to support its acquisitions, infrastructure, and research and development efforts, the expansion of sales and marketing activities, the timing of new introductions of products or features, the continuing market adoption of its Networked Charging Systems and Cloud Services platform, and the overall market acceptance of EVs. The Company has and may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. The Company has based its estimates on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. The Company may be required to seek additional equity or debt financing. Future liquidity and cash requirements will depend on numerous factors, including market penetration, the introduction of new products, and potential acquisitions of related businesses or technology. If additional financing is required from outside sources, the Company may not be able to raise it on acceptable terms or at all. If the Company is unable to raise additional capital when desired, or if it cannot expand its operations or otherwise capitalize on its business opportunities because it lacks sufficient capital, the Company may need to reorganize its operations including through further reductions in its workforce and its business, operating results, and financial condition would be materially adversely affected.
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

Table of Content
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
Acquisitions
On August 11, 2021, the Company acquired all of the outstanding shares of ViriCiti Group B.V. (“ViriCiti”) for $79.4 million in cash, as well as $7.1 million of additional earnout consideration contingent on meeting certain revenue targets as of January 31, 2023 (“ViriCiti Earnout”), which was paid in full on March 6, 2023. ViriCiti is a Netherlands-based provider of electrification solutions for eBus and commercial fleets with offices in the Netherlands and the United States.
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
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. Cash and cash equivalents are held in domestic and foreign cash accounts across large, creditworthy financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents through deposits with federally insured commercial banks and at times cash balances may be in excess of federal insurance limits. Short-term investments have historically consisted of U.S. treasury bills that carry high-credit ratings and accordingly, minimal credit risk exists with respect to these balances.
Accounts receivable are stated at the amount the Company expects to collect. The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition.
Concentration of credit risk with respect to trade accounts receivable is considered to be limited due to the diversity of the Company’s customer base and geographic sales areas. As of January 31, 2024 and 2023, one customer individually accounted for 10% or more of accounts receivable, net. For the year ended January 31, 2024, there were no customers that represented 10% or more of total revenue. For the year ended January 31, 2023, there was one customer that represented 10% or more of total revenue. For the year ended January 31, 2022 there were no customers that represented 10% or more of total revenue.

Table of Content
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
Restricted cash relates to cash deposits restricted under letters of credit issued in support of customer and contract manufacturer agreements.
The reconciliation of cash, cash equivalents, and restricted cash to amounts presented in the consolidated statements of cash flows were as follows:

	January 31,
	2024	2023	2022
	(in thousands)
Cash and cash equivalents	$327,410	$264,162	$315,235
Restricted cash	30,400	30,400	400
Total cash, cash equivalents, and restricted cash	$357,810	$294,562	$315,635
Short-Term Investments
The Company's portfolio of marketable debt securities have historically been comprised solely of U.S. government securities with maturities of more than three months, but less than one year. The Company classifies these as available-for-sale at purchase date and will reevaluate such designation at each period end date. The Company may sell these marketable debt securities prior to their stated maturities depending upon changing liquidity requirements.
These debt securities were classified as current assets in the consolidated balance sheet and recorded at fair value, with unrealized gains or losses included in accumulated other comprehensive income (loss) and as a component of the consolidated statements of comprehensive loss.
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
All of the short-term investments in U.S. Treasury securities have matured and no short-term investments remain outstanding as of January 31, 2024. As of January 31, 2023, short-term investments consisted of the following:

Table of Content

	January 31, 2023
	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury Securities	$105,415	$—	$(449)	$104,966
_______________
(1) Amortized cost and fair value amounts included interest receivable of $0.5 million.
The U.S. treasury securities were marketable debt securities stated on the consolidated balance sheets at fair value based upon inputs other than quoted prices in active markets (Level 2 inputs). The Company recorded $0.4 million of unrealized losses as a component of other comprehensive loss for the year ended January 31, 2023, which was reclassified out of other comprehensive loss at the maturity of the marketable debt securities during the year ended January 31, 2024. The Company did not recognize any gains or losses for either of the years ended January 31, 2024 and 2023.
Accounts Receivable, net
Accounts receivable for products, services and in certain scenarios charging sessions are recorded at the invoiced amount and are non-interest bearing. The Company performs ongoing credit evaluations of its customers and maintains an allowance for expected credit losses related to its existing accounts receivable and net realizable value to ensure trade receivables are not overstated due to uncollectibility. Allowances are provided for individual accounts receivable when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration in the customer’s operating results, or change in financial position. If circumstances related to customers change, estimates of the recoverability of receivables are further adjusted. The Company also considers broader factors in evaluating the sufficiency of its allowances, including the length of time receivables are past due, macroeconomic conditions, significant one-time events, and historical experience. When the Company determines that there are accounts receivable that are uncollectible, they are written off against the allowance. The change in the allowance for expected credit losses for the years ended January 31, 2024, 2023, and 2022 was as follows:

	Beginning Balance	Change in Provision	Write-offs	Ending Balance
	(in thousands)
Year ended January 31, 2024
Allowance for expected credit losses	$10,000	$6,026	$(2,026)	$14,000
Year ended January 31, 2023
Allowance for expected credit losses	$5,584	$6,353	$(1,937)	$10,000
Year ended January 31, 2022
Allowance for expected credit losses	$2,000	$3,835	$(251)	$5,584
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

Table of Content

Useful Lives
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
CPaaS combines the customer’s use of the Company’s owned and operated systems with Cloud and Assure into a single subscription. When CPaaS contracts contain a lease, the underlying asset is carried at its carrying value within property and equipment, net on the consolidated balance sheets.
Internal-Use Software Development Costs
The Company capitalizes qualifying internal-use software development costs incurred during the application development stage for internal tools and cloud-based applications used to deliver its services, provided that management with the relevant authority authorizes and commits to the funding of the project, it is probable the project will be completed, and the software will be used to perform the function intended. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized internal-use software development costs are included in property and equipment and are amortized on a straight-line basis over their estimated useful lives once it is ready for its intended use. Amortization of capitalized internal-use software development costs is included within cost of revenue for Networked Charging Systems and subscriptions, research and development expense, sales and marketing expense, and general and administrative expense based on the use of the software. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized. As of January 31, 2024 and 2023, capitalized costs have not been material.
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

Table of Content
Similar to other long-lived assets discussed below, the Company measures recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or the asset group are expected to generate. If the carrying value of the assets are not recoverable, the impairment recognized is measured as the amount by which the carrying value of the asset exceeds its fair value. For leased assets, such circumstances would include the decision to leave a leased facility prior to the end of the minimum lease term or subleases for which estimated cash flows do not fully cover the costs of the associated lease. The Company committed to a decision to exit and sublease or cease use of certain facilities to align with the Company’s anticipated operating needs and incurred impairment charges related to real estate operating right-of-use assets of $2.7 million during the year ended January 31, 2024. Refer to Note 14, Restructuring, in the notes to the consolidated financial statements for further information.
Lessor
The Company leases Networked Charging Systems to customers within certain CPaaS contracts. The leasing arrangements the Company enters into with lessees are operating leases, and as a result, the underlying asset is carried at its carrying value as owned and operated systems within property and equipment, net on the consolidated balance sheets.
Impairment of Long-Lived Assets
The Company evaluates long-lived assets or asset groups for impairment whenever events indicate that the carrying amount of an asset or asset group may not be recoverable based on expected future cash flows attributable to that asset or asset group. Recoverability of assets held and used is measured by comparison of the carrying amounts of an asset or an asset group to the estimated future undiscounted cash flows which the asset or asset group is expected to generate. If the carrying amount of an asset or asset group exceeds estimated undiscounted future cash flows, then an impairment charge would be recognized based on the excess of the carrying amount of the asset or asset group over its fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell. With the exception of impairment charges related to real estate operating right-of-use assets discussed above, there was no other material impairments of long-lived assets for the years ended January 31, 2024, 2023, and 2022.
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
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and identifiable intangible assets acquired. The carrying amount of goodwill is reviewed for impairment at least annually, in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of January 31, 2024 and 2023, the Company had a single operating segment and reporting unit structure. As part of the annual goodwill impairment test performed in the fourth quarter, the Company first performs a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative impairment test will be required. If the Company has determined it necessary to perform a quantitative impairment assessment, the Company will compare the fair value of the reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, limited to the total amount of goodwill of the reporting unit. The carrying value of goodwill was $213.8 million as of January 31, 2024 and $213.7 million as of January 31, 2023, and no goodwill impairment has been recognized to date.
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
As of January 31, 2024, there were no assets or liabilities that were measured at fair value on a recurring basis. As of January 31, 2023, the Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

	Fair Value Measured as of January 31, 2023
	Level 1	Level 2	Level 3	Total
	( in thousands)
Assets
Money market funds	$133,979	$—	$—	$133,979
U.S. Treasury securities	—	104,966	—	104,966
Total financial assets	$133,979	$104,966	$—	$238,945
The money market funds were classified as cash and cash equivalents on the consolidated balance sheets and were within Level 1 of the fair value hierarchy. The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of January 31, 2024 and 2023. Realized gains and losses, net of tax, were not material for any of the periods presented.
Short-term investments, consisting of U.S. treasury securities, were classified as available-for-sale on purchase date and recorded at fair value on the consolidated balance sheets. No short-term investments have been outstanding since April 30, 2023.
There have been no Level 3 financial instruments outstanding since January 31, 2023.
Debt Modification
The Company evaluates amendments to its debt instruments in accordance with ASC 470-50, Debt Modifications and Extinguishments. This evaluation includes (1) if applicable, the change in fair value of an embedded conversion option to that of the carrying value of the debt immediately prior to amendment and (2) the net present value of future cash flows of the amended debt to that of the original debt to determine, in each case, if a change greater than 10% occurred. In instances where the net present value of future cash flows or the fair value of an embedded conversion option, if any, changed more than 10%, the Company applies extinguishment accounting. In instances where the net present value of future cash flows and the fair value of an embedded conversion option, if any, changed less than 10%, the Company obtains the fair value of the embedded conversion option to determine if the change in fair value is an increase of more than 10% of the carrying value of the debt immediately prior to the amendment.

Table of Content
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
Networked Charging Systems revenue
Networked Charging Systems revenue includes revenue related to the deliveries of EV charging system infrastructure and fees received for transferring regulatory credits earned for participating in low carbon fuel programs in jurisdictions with such programs. The Company recognizes revenue from sales of Networked Charging Systems upon shipment to the customer, which is when the performance obligation has been satisfied. Revenue from regulatory credits is recognized at the point in time the regulatory credits are transferred.
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

Table of Content
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
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. The Company’s Assure, Cloud, and CPaaS subscription terms typically range from one to five years and are paid upfront. Revenue expected to be recognized from remaining performance obligations was $255.8 million as of January 31, 2024, of which 42% is expected to be recognized over the next twelve months and the remainder thereafter.
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
The following table shows the total deferred revenue for each period presented.

	January 31, 2024	January 31, 2023
	(in thousands)
Total deferred revenue	$231,439	$198,610
The following table shows the revenue recognized that was included in the deferred revenue balance at the beginning of the period.

	Year Ended January 31,
	2024	2023	2022
	(in thousands)
Total deferred revenue recognized	$88,777	$77,142	$40,934
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

Table of Content
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
Changes in the deferred contract acquisition costs during the years ended January 31, 2024 and 2023 were as follows:

(in thousands)
Balance as of January 31, 2022	$7,129
Capitalization of deferred contract acquisition costs	3,374
Amortization of deferred contract acquisition costs	(2,361)
Balance as of January 31, 2023	$8,142
Capitalization of deferred contract acquisition costs	3,711
Amortization of deferred contract acquisition costs	(2,859)
Balance as of January 31, 2024	$8,994
Deferred acquisition costs capitalized on the consolidated balance sheets were as follows:

	January 31
	2024	2023
	(in thousands)
Deferred contract acquisition costs, current	$3,013	$2,598
Deferred contract acquisition costs, noncurrent	5,981	5,544
Total deferred contract acquisition costs	$8,994	$8,142
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
Stock-based Compensation
The Company measures stock-based compensation expense for all stock-based awards granted to employees and directors based on the estimated fair value of the awards on the date of grant and recognizes stock-based compensation expense over the requisite service period. The Company estimates the fair value of stock options and rights granted under the employee stock purchase plan (“ESPP”) using the Black-Scholes option pricing model, and the Monte Carlo simulation model to estimate the fair value of performance restricted stock units (“PRSUs”). The fair value of restricted stock units (“RSUs”) equals the fair market value of the Company’s Common Stock on grant date.
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

Table of Content
Advertising
The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses for the years ended January 31, 2024, 2023, and 2022 were not material.
Warranty
The Company provides standard warranty coverage on its products, providing parts necessary to repair the systems during the warranty period. The Company accounts for the estimated warranty cost as a charge to Networked Charging Systems cost of revenue when revenue is recognized. The estimated warranty cost is based on historical and predicted product failure rates and repair expenses. Warranty expense for the years ended January 31, 2024, 2023, and 2022 was $16.7 million, $5.4 million, and $3.8 million, respectively.
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
Net Loss per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company considers all series of its redeemable convertible preferred stock to be participating securities. The Company also considers any shares issued on the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have nonforfeitable dividend rights in the event a dividend is paid on common stock. Under the two-class method, net income is attributed to common stockholders and participating securities based on their participation rights. The holders of the redeemable convertible preferred stock, as well as the holders of early exercised shares subject to repurchase, do not have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses for the years ended January 31, 2024, 2023, and 2022 were not allocated to these participating securities.
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

Table of Content
liability classified Company’s common stock warrants and Earnout Shares issued were dilutive, even though the Company reported losses for all periods presented.
Reclassifications of Prior Period Presentation
Certain prior period amounts have been reclassified for consistency with the current year presentation.
Accounting Pronouncements
Recently Adopted Accounting Standards
In March 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-02, “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures,” which addresses areas identified by the FASB as part of its post-implementation review of ASU 2016-13, “Financial Instruments--Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) that introduced the current expected credit losses (“CECL”) model. The new guidance eliminates the accounting guidance for troubled debt restructurings by creditors that have already adopted the CECL model and enhances the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the new guidance requires a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination. The guidance is effective for public business entities that have adopted ASU 2016-13 for fiscal years beginning after December 31, 2022, including interim periods within those fiscal years. The Company adopted ASU 2022-02 on February 1, 2023 and elected to apply the amendments prospectively to all transactions within the scope of the amendment that are reflected in the financial statements at the date of adoption. The adoption did not have a material effect on the consolidated financial statements and related disclosures.
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which amends and enhances the disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. All disclosure requirements under this standard will also be required for public entities with a single reportable segment. The guidance is effective for public business entities for the fiscal years beginning after December 15, 2023, including interim periods within fiscal years beginning after December 15, 2024. The Company is currently assessing the impact of adopting this standard on the consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires companies to provide disaggregated information about a reporting entity’s effective tax rate reconciliation as well as further disaggregation on income taxes paid disclosure by federal, state, and foreign taxes. The guidance is effective for public business entities for the fiscal years beginning after December 15, 2024. The Company is currently assessing the impact of adopting this standard on the consolidated financial statements and related disclosures.
3.    Goodwill and Intangible Assets
Goodwill
The following table summarizes the changes in carrying amounts of goodwill:

(in thousands)
Balance as of January 31, 2022	$218,484
Foreign exchange fluctuations	(4,768)
Balance as of January 31, 2023	$213,716
Foreign exchange fluctuations	34
Balance as of January 31, 2024	$213,750
There was no impairment recognized for the years ended January 31, 2024, 2023, and 2022.

Table of Content
Intangible Assets
The following table presents the details of intangible assets:

	January 31, 2024
	Cost (1)	Accumulated Amortization (1)	Net (1)	Useful Life
	(amounts in thousands, useful lives in years)
Customer relationships	$90,755	$(21,301)	$69,454	10
Developed technology	18,358	(7,257)	11,101	6
	$109,113	$(28,558)	$80,555
_______________
(1) Values are translated into U.S. Dollars at period-end foreign exchange rates.

	January 31, 2023
	Cost (1)	Accumulated Amortization (1)	Net (1)	Useful Life
	(amounts in thousands, useful lives in years)
Customer relationships	$90,738	$(12,223)	$78,515	10
Developed technology	18,355	(4,197)	14,158	6
	$109,093	$(16,420)	$92,673
_______________
(1) Values are translated into U.S. Dollars at period-end foreign exchange rates.
Amortization expense for customer relationships and developed technology is shown as sales and marketing and cost of revenue, respectively, in the consolidated statements of operations. The acquired intangible assets and goodwill are subject to impairment review at least annually on December 31st. Based on the annual impairment analysis completed during the years ended January 31, 2024 and 2023, the Company determined that there was no impairment of intangible assets.
Acquisition-related intangible assets included in the above table are finite-lived and are carried at cost less accumulated amortization. Intangible assets are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized.
The following table presents the amortization expense related to intangible assets:

	Year ended January 31,
	2024	2023	2022
	(in thousands)
Amortization Expense	$12,140	$11,646	$4,617
The following table presents the estimated aggregate amortization expense related to intangible assets:

Years Ending January 31,	(in thousands)
2025	$12,134
2026	12,134
2027	12,134
2028	10,996
2029	9,075
Thereafter	24,082
Total amortization expense	$80,555
The expected amortization expense is an estimate. Actual amounts of amortization may differ from estimated amounts due to additional intangible assets acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, future changes to expected useful lives of intangible assets, and other events.

Table of Content
4.    Balance Sheet Components
Inventories
Inventories consisted of the following:

	January 31,
	2024	2023
	(in thousands)
Raw materials	$5,322	$11,509
Finished goods	193,258	57,221
Total Inventories	$198,580	$68,730
During the fiscal year ended January 31, 2024, the Company recorded an impairment charge of $70.0 million to write down the carrying value of inventory on hand and charges for losses on non-cancelable purchase commitments to reduce the carrying value of certain products to their estimated net realizable value, address supply overruns related to product transitions, and to better align inventory with current demand. The inventory impairment charge is included in the cost of revenue - networked charging systems in the consolidated statements of operations.
Prepaid expense and other current assets
Prepaid expense and other current assets consisted of the following:

	January 31,
	2024	2023
	(in thousands)
Prepaid expense	$43,389	$48,464
Other current assets	18,855	22,556
Total Prepaid Expense and Other Current Assets	$62,244	$71,020
Property and Equipment, net
Property and equipment, net consisted of the following:

	January 31,
	2024	2023
	(in thousands)
Furniture and fixtures	$1,718	$1,244
Computers and software	8,520	7,164
Machinery and equipment	35,954	25,144
Tooling	15,852	13,782
Leasehold improvements	9,828	9,357
Owned and operated systems	27,723	24,119
Construction in progress	2,310	2,790
	101,905	83,600
Less: Accumulated depreciation	(59,459)	(43,554)
Total Property and Equipment, Net	$42,446	$40,046
The following table presents the depreciation expense related to fixed assets:

	Year ended January 31,
	2024	2023	2022
	(in thousands)
Depreciation Expense	$16,345	$13,404	$11,840

Table of Content
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	January 31,
	2024	2023
	(in thousands)
Accrued expenses	$51,399	$46,105
Reserve for losses on non-cancellable purchase commitments	30,054	7,287
Refundable customer deposits	16,588	14,551
Payroll and related expenses	16,018	21,495
Taxes payable	14,294	14,232
Other current liabilities(1)	30,751	29,813
Total Accrued and Other Current Liabilities	$159,104	$133,483
_______________
(1) Beginning July 31, 2022, ViriCiti Earnout liability was reclassified from long-term liabilities to current liabilities as the Company expected the liability to be payable within twelve months of July 31, 2022. The ViriCiti Earnout liability was subsequently paid in full on March 6, 2023.
5.    Leases
The Company leases its office facilities under non-cancellable operating leases with various lease terms. The Company also leases certain office equipment under operating lease agreements. As of January 31, 2024, non-cancellable leases expire on various dates between fiscal years 2025 and 2030.
Generally, the Company's non-cancellable leases include renewal options to extend the lease term from one to five years. The Company has not included any renewal options in its lease terms as these options are not reasonably certain of being exercised. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of January 31, 2024 and 2023, lease balances were as follows:

	January 31,
	2024	2023
	(in thousands)
Operating leases
Operating lease right-of-use assets	$15,362	$22,242
Operating lease liabilities, current	4,485	3,753
Operating lease liabilities, noncurrent	17,350	21,841
Total operating lease liabilities	$21,835	$25,594
The Company recognizes operating lease costs on a straight-line basis over the lease period. Lease expense for the years ended January 31, 2024, 2023, and 2022 was $6.0 million, $6.6 million, and $6.1 million, respectively. Operating lease costs for short-term leases and variable lease costs were not material during the years ended January 31, 2024, 2023 and 2022.
In September 2023, and subsequently in January 2024, the Company implemented reorganizations which included restructuring charges related to a decision to exit and sublease or cease use of certain facilities to align with the Company’s plan to reduce its operating expense and increase efficiencies. Refer to Note 14, Restructuring, in the notes to the consolidated financial statements in this Annual Report for more information.

Table of Content
Future payments of operating lease liabilities under the Company’s non-cancellable operating leases as of January 31, 2024 were as follows:

(in thousands)
Years Ending January 31,
2025	$6,495
2026	5,198
2027	4,703
2028	4,100
2029	3,921
Thereafter	2,301
Total undiscounted operating lease payments	$26,718
Less: imputed interest	(4,883)
Total operating lease liabilities	$21,835
Other supplemental information as of January 31, 2024 and 2023 was as follows:

	January 31,
	2024	2023
Lease Term and Discount Rate
Weighted-average remaining operating lease term (years)	4.9	5.7
Weighted-average operating lease discount rate	7.4%	7.3%
Other supplemental cash flow information for the years ended January 31, 2024, 2023 and 2022 was as follows:

	Year ended January 31,
	2024	2023	2022
	(in thousands)
Supplemental Cash Flow Information
Cash paid for amounts in the measurement of operating lease liabilities	$6,760	$6,927	$5,164
As of January 31, 2024, the Company has no additional operating leases that have not yet commenced and as such, have not yet been recognized on the Company’s consolidated balance sheets.
6.    Debt
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
In March 2021, the Company repaid the entire loan balance of $35.0 million plus accrued interest and prepayment fees of $1.2 million. There was no interest expense incurred during the years ended January 31, 2024 and 2023, respectively. Total interest expense incurred was $1.5 million for the year ended January 31, 2022.

Table of Content
2028 Convertible Notes
The following table presents the Company’s convertible debt outstanding:

	Year Ended January 31,
	2024	2023
	(in thousands)
Gross Amount	$300,000	$300,000
Debt discount and issuance costs	(16,296)	(5,064)
Carrying amount	$283,704	$294,936

Estimated fair value (Level 2 Inputs)	$211,000	$233,000
The following table presents the Company’s interest expense related to convertible debt:

	Twelve Months Ended January 31,
	2024	2023
	(in thousands)
Contractual interest expense	$13,548	$8,429
Amortization of debt discount and issuance costs	1993	965
Total interest expense	$15,541	$9,394
In April 2022, the Company completed a private placement of $300 million aggregate principal amount of unsecured Convertible Senior PIK Toggle Notes (formerly, the “2027 Convertible Notes”, hereafter the “Original Convertible Notes”), the terms of which were amended in October 2023, as described below (the “Notes Amendment”). Prior to the Notes Amendment, the maturity date of the Original Convertible Notes was April 1, 2027. The Original Convertible Notes were sold in a private placement in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(a)(2) of the Securities Act.
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
Prior to the Notes Amendment, the Original Convertible Notes bore interest at 3.50% per annum, to the extent paid in cash (“Cash Interest”) or 5.00% per annum, to the extent paid in kind through the issuance of additional Original Convertible Notes (“PIK Interest”). Interest is payable semi-annually in arrears on April 1st and October 1st of each year, beginning on October 1, 2022. The Company can elect to make any interest payment through Cash Interest, PIK Interest or any combination thereof.
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
Under the terms of the Original Convertible Notes, prior to January 1, 2027, the Original Convertible Notes will be convertible at the option of the holders only upon the occurrence of specified events and during certain periods, and will be convertible on or after January 1, 2027, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the Original Convertible Notes.
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
•during the five business day period after any ten consecutive trading days in which the trading price per $1,000 principal amount of Original Convertible Notes for each trading day of such ten consecutive trading day period is less than 98% of the product of the Company’s closing Common Stock price and the conversion rate of the Original Convertible Notes on each such trading day;

Table of Content
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
The indenture governing the Original Convertible Notes includes a restrictive covenant that, subject to specified exceptions, limits the ability of the Company and its subsidiaries to incur secured debt in excess of $750.0 million. In addition, the indenture governing the Original Convertible Notes contains customary terms and covenants, including certain events of default in which case either the trustee or the holders of at least 25% of the aggregate principal amount of the outstanding Original Convertible Notes may declare 100% of the principal of, and accrued and unpaid interest, if any, on, all the Original Convertible Notes to be due and payable immediately.
On October 24, 2023, the Original Convertible Notes were amended to (1) extend the maturity date from April 1, 2027 to April 1, 2028, (2) increase the Cash Interest rate to 7.0% from 3.5% and PIK Interest rate to 8.5% from 5.0%, (3) increase the initial conversion rate to 83.333 shares per $1,000 principal amount of the convertible notes from 41.6119 shares per $1,000 principal amount of the convertible notes, which represented a revised initial conversion price of approximately $12.00 per share, and (4) revise the make-whole table to reflect the revised terms of the convertible notes (herein, “2028 Convertible Notes”). Other than those previously stated, the terms of the 2028 Convertible Notes are not substantially different from the terms of Original Convertible Notes. The Company assessed the Notes Amendment for a debt extinguishment or modification in accordance with ASC 470-50, Debt Modifications and Extinguishments. As both the change in net present value of future cash flows of the 2028 Convertible Notes to that of the Original Convertible Notes and the change in fair value of the embedded conversion option of the 2028 Convertible Notes to that of the carrying value of the Original Convertible Notes immediately before modification resulted in a less than 10% change, the amendment is regarded as a modification. The resulting increase in fair value of the embedded conversion option is recorded as an increase in debt discount, a contra-liability account, as well as the corresponding entry to additional paid-in-capital, in the consolidated balance sheets. Legal fees and other costs incurred with third parties that were directly related to the debt modification were expensed as incurred.
As of January 31, 2024, the new effective interest rate on the 2028 Convertible Notes was approximately 8.59%. Amortization of debt discount and issuance costs is reported as a component of interest expenses and is computed using the straight-line method over the term of the 2028 Convertible Notes, which approximates the effective interest method.
The estimated fair value of the 2028 Convertible Notes, as of January 31, 2024 and 2023 using Level 2 fair value inputs, was $211.0 million and $233.0 million, respectively.
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

Table of Content
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
Borrowings under the 2027 Revolving Credit Facility may be denominated in U.S. dollars, Euros, or Pound Sterling. At the Company’s option, borrowings may bear interest at a rate per annum equal to either (a) an alternate base rate (for borrowings in U.S. dollars) plus a rate per annum of 1.75%, (b) an adjusted SOFR term rate (for borrowings in U.S. dollars) plus a rate per annum of 2.75%, (c) an adjusted EURIBOR rate (for borrowings in Euros) plus a rate per annum of 2.75%, or (d) a daily simple “risk-free” rate (for borrowings in Pounds Sterling) plus a rate per annum of 2.75%.
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
As of January 31, 2024, the Borrower had no borrowings outstanding under the 2027 Revolving Credit Facility. The Borrower also had no letters of credit outstanding under the Credit Agreement as of January 31, 2024, and as a result, had a borrowing capacity of up to $150.0 million.
The following presents the Company’s interest expense related to the 2027 Revolving Credit Facility:

Twelve Months Ended January 31,
2024
(in thousands)
Amortization of debt issuance costs	$417
Commitment fees	315
Total interest expense	$732
7.    Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services related to, but not limited to, manufacturing, facilities, and professional services under non-cancellable contracts. They were not recorded as liabilities on the consolidated balance sheets as of January 31, 2024 and 2023 as the Company had not yet received the related goods or services.
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
Class Action Litigation
A class action lawsuit (the “November 2023 Class Action”) alleging violations of federal securities laws was filed on November 29, 2023 in the U.S. District Court for the Northern District of California against the Company and certain of its former officers (the “Class Defendants”). The complaint purports to be brought on behalf of purchasers of the Company’s common stock between June 1, 2023 and November 16, 2023 and alleges that the Class Defendants made materially false and misleading statements regarding component costs and supply overruns for DC charging products which resulted in impairment charges and an adverse impact on profitability. A second class action lawsuit (together with the November 2023 Class Action, the “Class Actions”) asserting the same claims and premised on the same underlying allegations, which purports to be on behalf of purchasers of the Company’s stock between

Table of Content
December 7, 2021 and November 16, 2023, was filed against the Class Defendants on January 22, 2024. The complaints seek unspecified monetary damages and other relief. Applications to serve as lead plaintiff and to consolidate these two actions are pending with the court. No response to the complaints is required at this time; a deadline will be set following the court’s ruling on the pending applications.
Derivative Actions
On January 5, 2024, a ChargePoint stockholder purporting to act on behalf of the Company filed an action in the U.S. District Court for the District of Delaware against ChargePoint’s Board of Directors and certain of its former officers (“Derivative Defendants”), alleging that the Derivative Defendants breached their fiduciary duties to ChargePoint in connection with the same alleged events and alleged materially false and misleading statements asserted in the Class Actions described above. Two additional substantively duplicative actions were filed in the U.S. District Court for the Northern District of California on January 8, 2024 and March 1, 2024. The complaints seek unspecified monetary damages and other relief. This action has been stayed.
The Company intends to defend these lawsuits vigorously. At this time, the Company is unable to predict the outcome or estimate the amount of loss or range of losses that could potentially result from these lawsuits.
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
Letters of Credit
The Company had $30.4 million of secured letters of credit outstanding as of both January 31, 2024 and 2023, respectively. These primarily relate to support of contract manufacturer and customer agreements, and are fully collateralized by cash deposits which the Company recorded in restricted cash on its consolidated balance sheets based on the term of the remaining restriction.
8.    Common Stock
As of each of January 31, 2024 and 2023, the Company was authorized to issue 1,000,000,000 shares of Common Stock, with a par value of $0.0001 per share. There were 421,116,720 and 348,330,481 shares issued and outstanding as of January 31, 2024 and 2023, respectively.
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

Table of Content
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
During the fiscal year ended January 31, 2024, the Company sold a total of 59,299,481 shares of its Common Stock pursuant to the ATM Facility at the prevailing market prices for total proceeds of $287.2 million, net of $1.2 million of issuance costs. During the fiscal year ended January 31, 2023, the Company sold a total of 4,657,806 shares of its Common Stock pursuant to the ATM Facility at the prevailing market prices for total proceeds of $49.5 million, net of $0.5 million of issuance costs.
9.    Stock Warrants
Common Stock Warrants
Legacy ChargePoint had outstanding warrants to purchase shares of Legacy ChargePoint common stock (collectively, “Legacy Warrants”), which now represent warrants to purchase Common Stock. Immediately following the Merger, there were 38,761,031 Legacy Warrants outstanding which are classified as equity.
During the fiscal year ended January 31, 2024, no Legacy Warrants were exercised. During the fiscal year ended January 31, 2023, 1,039,153 Legacy Warrants were exercised resulting in the issuance of 1,037,808 shares of Common Stock and cash proceeds received of $6.9 million.
As of January 31, 2024, there were 34,499,436 Legacy Warrants outstanding which are classified as equity.

	January 31, 2024
	Outstanding Warrants		Expiration Date
	Number of Warrants	Exercise Price
Common Stock	20,922,215	$6.03	7/31/2030 – 8/4/2030
Common Stock	13,577,221	$9.04	11/16/2028 – 2/13/2029
Total outstanding common stock warrants	34,499,436
Private Placement Warrants
The Private Placement Warrants were initially recognized as a liability on February 26, 2021 and was remeasured to fair value as of any respective exercise dates. The Company recorded no gain or loss, an immaterial loss, and a gain of $63.7 million for the fiscal years ended January 31, 2024, 2023 and 2022, respectively, classified within change in fair value of warrant liabilities in the consolidated statements of operations.
The Private Placement Warrants were valued using the assumptions under the Binomial Lattice Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date. On February 21, 2022, the Company redeemed the remaining Private Placement Warrants for 0.355 shares of Common Stock per warrant. As of January 31, 2024, there were zero Private Placement Warrants outstanding.

	January 31, 2022	February 26, 2021 (Merger Date)
Market price of public stock	$13.85	$30.83
Exercise price	$11.50	$11.50
Expected term (years)	4.1	5.0
Volatility	70.5%	73.5%
Risk-free interest rate	1.0%	0.8%
Dividend rate	0.0%	0.0%

Table of Content
Public Warrants
The Public Warrants were initially recognized as a liability on February 26, 2021 and remeasured to fair value based upon the market price as warrants were exercised. On June 4, 2021 the Company issued a redemption notice pursuant to which all but 244,481 Public Warrants were exercised by the Public Warrant holders. At the conclusion of the redemption notice period on July 6, 2021, the Company redeemed the remaining 244,481 Public Warrants outstanding for $0.01 per warrant. As of January 31, 2024, no Public Warrants remained outstanding.
The Company recognized no gain or loss for the fiscal years ended January 31, 2024 and 2023, and a loss of $15.9 million for the fiscal year ended January 31, 2022, classified within change in fair value of warrant liabilities in the consolidated statements of operations. During the fiscal year ended January 31, 2022, proceeds received from the exercises of Public Warrants were $117.6 million.
Warrant Activity
Activity of warrants is set forth below:

	Legacy Warrants	Private Placement Warrants	Total Common Stock Warrants
Outstanding as of January 31, 2023	34,499,436	—	34,499,436
Warrants Exercised	—	—	—
Outstanding as of January 31, 2024	34,499,436	—	34,499,436
10.    Equity Plans and Stock-Based Compensation
The following sets forth the total stock-based compensation expense for employee equity plans included in the Company’s consolidated statements of operations:

	Year Ended January 31,
	2024	2023	2022
	(in thousands)
Cost of revenue	$6,154	$4,351	$3,782
Research and development	50,935	37,967	25,461
Sales and marketing	22,934	17,393	9,154
General and administrative	37,314	33,639	28,934
Total stock-based compensation expense	$117,337	$93,350	$67,331
As of January 31, 2024, the Company had unrecognized stock-based compensation expense related to stock options, RSUs, PRSUs, and ESPP of $175.8 million, which is expected to be recognized over a weighted-average period of 2.6 years.
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
Further, on the first day of each March during the term of the 2021 ESPP, commencing on March 1, 2021 and ending on (and including) March 1, 2040, the aggregate number of shares of Common Stock that may be issued under the 2021 ESPP shall automatically increase by a number equal to the lesser of (i) one percent (1%) of the total number of shares of Common Stock issued and outstanding on the last day of the preceding month, (ii) 5,400,000 shares of Common Stock (subject to standard anti-dilution adjustments), or (iii) a number of shares of Common Stock determined by the Company’s Board of Directors. As of January 31, 2024, 13,139,772 shares of Common Stock were available under the 2021 ESPP.

Table of Content
During the year ended January 31, 2024, the Company's employees purchased 1,273,933 shares of its Common Stock under the 2021 ESPP. The shares were purchased at a weighted-average purchase price of $6.54 per share, with proceeds of $8.3 million. During the year ended January 31, 2023, the Company’s employees purchased 607,384 shares of its Common Stock under the 2021 ESPP. The shares were purchased at a weighted-average purchase price of $14.73 per share, with proceeds of $8.9 million.
2021 Equity Incentive Plan
On February 25, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (“2021 EIP”). Under the 2021 EIP, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), and certain other awards which are settled in the form of shares of Common Stock issued under this 2021 EIP. On the first day of each March, beginning on March 1, 2021 and continuing through March 1, 2030, the 2021 EIP reserve will automatically increase by a number equal to the lesser of (a) 5% of the total number of shares of Common Stock actually issued and outstanding on the last day of the preceding month and (b) a number of shares of Common Stock determined by the Company’s Board of Directors. As of January 31, 2024, 34,331,567 shares of Common Stock were available under the 2021 EIP.
There were no options granted for the year ended January 31, 2024.
Restricted Stock Units
The 2021 EIP provides for the issuance of RSUs to employees and directors. A summary of activity of RSUs under the 2021 EIP at January 31, 2024 and changes during the periods then ended is presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 31, 2023	12,935,413	$15.02
RSU granted	26,348,986	$5.85
RSU vested	(6,249,909)	$13.53
RSU forfeited	(4,618,363)	$11.95
Outstanding as of January 31, 2024	28,416,127	$7.35
The total grant date fair value of RSUs vested during the year ended January 31, 2024, 2023 and 2022 were $84.5 million, $58.4 million, and $37.8 million, respectively.
Performance Restricted Stock Units
Pursuant to the 2021 EIP, the Company grants PRSUs to certain officers, including the Company’s Chief Executive Officer. Vesting of the PRSUs is dependent upon the satisfaction of both market- and service-based conditions occurring at the end of a four- or five- year period. The market-based condition is achieved if the closing price of the Company’s Common Stock is greater than or equal to the applicable stock price appreciation target over a specified period at any time during the period beginning the date of the grant and ending on the expiration date.
A summary of activity of PRSUs under the 2021 EIP at January 31, 2024 and changes during the periods then ended is presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 31, 2023	2,147,366	$10.83
PRSU granted	1,621,236	$2.84
PRSU forfeited	(620,820)	$10.47
Outstanding as of January 31, 2024	3,147,782	$6.79
2017 Plan and 2007 Plan
In fiscal year 2022, the Company terminated its 2017 Stock Option Plan (the “2017 Plan”) and 2007 Stock Option Plan (the “2007 Plan”). No further awards will be granted under the 2017 and 2007 Plans. As of January 31, 2024, 10,369,118 shares and 1,027,638 shares of Common Stock remain reserved for outstanding awards issued under the 2017 and 2007 Plans, respectively. Stock-based awards forfeited, cancelled or repurchased from the above plans generally are returned to the pool of shares of Common Stock available for issuance under the 2021 EIP Plan.

Table of Content
Stock Options Activity
A summary of option activity under the 2017 and 2007 Plans at January 31, 2024 and changes during the periods then ended is presented in the following table:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2023	17,600,524	$0.70	5.6	$201,352
Exercised	(5,976,138)	$0.63
Cancelled	(227,630)	$0.77
Outstanding as of January 31, 2024	11,396,756	$0.74	4.8	$13,276
Options vested and expected to vest as of January 31, 2024	11,396,739	$0.74	4.8	$13,276
Exercisable as of January 31, 2024	11,301,564	$0.73	4.8	$13,167
The Company did not grant any options during the years ended January 31, 2024 and 2023. The total fair value of options vested during the years ended January 31, 2024, 2023, and 2022 was $46.3 million, $2.0 million, and $3.4 million, respectively.
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
The weighted-average assumptions in the Black-Scholes option-pricing models used to determine the fair value of ESPP rights granted during the year ended January 31, 2024, 2023 and 2022 were as follows:

	Year Ended January 31,
	2024	2023	2022
Expected volatility	62.3% - 70.8%	64.9% - 72.2%	61.8% - 73.5%
Risk-free interest rate	4.5% - 5.4%	0.8% - 3.6%	0.1% - 0.3%
Dividend rate	0.0%	0.0%	0.0%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.4 - 1.9
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

Table of Content
The weighted-average assumptions in the Monte Carlo valuation model used to determine the fair value of PRSUs granted during the year ended January 31, 2024 and 2023 were as follows:

	Year Ended January 31,
	2024	2023
Expected volatility	68.4%- 82.4%	72.1% - 74.0%
Risk-free interest rate	4.0% - 4.3%	2.8% - 3.3%
Dividend rate	0.0%	0.0%
Expected term (in years)	0.9 - 3.1	0.3 - 4.8
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
11.    Income Taxes
The components of net loss before income taxes were as follows:

	Year Ended January 31,
	2024	2023	2022
	(in thousands)
Domestic	$(457,788)	$(342,999)	$(131,916)
Foreign	158	(4,276)	(3,255)
Net loss before income taxes	$(457,630)	$(347,275)	$(135,171)
The components of the provision for (benefit from) income taxes were as follows:

	Year Ended January 31,
	2024	2023	2022
	(in thousands)
Current
Federal	$218	$—	$—
State	17	44	17
Foreign	1,942	1,345	359
Total current	$2,177	$1,389	$376
Deferred
Federal	$—	$1	$(1,242)
State	—	—	(423)
Foreign	(2,198)	(3,557)	(1,641)
Total deferred	(2,198)	(3,556)	(3,306)
Total benefit from income taxes	$(21)	$(2,167)	$(2,930)

Table of Content
A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate was as follows:

	Year Ended January 31,
	2024	2023	2022
Tax at federal statutory rate	21.0%	21.0%	21.0%
State tax rate, net	—%	—%	—%
Warrant and earnout revaluation	—%	—%	20.9%
Stock-based compensation	(2.6%)	—%	8.0%
Intangible assets amortization	—%	—%	1.3%
Change in valuation allowance	(19.5%)	(18.9%)	(45.5%)
Transaction cost	—%	—%	(1.2%)
Research and development tax credits	0.6%	0.8%	2.8%
Section 162(m) executive compensation limitation	—%	(1.2)%	(5.3)%
Other	0.6%	(1.1)%	0.2%
Effective tax rate	0.1%	0.6%	2.2%
The significant components of the Company’s deferred tax assets and liabilities as of January 31, 2024 and 2023 were as follows:

	Year Ended January 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Net operating losses	$246,396	$216,642
Research & development credits	42,541	34,406
Deferred revenue	27,788	18,124
Accruals and reserves	47,279	18,837
Stock-based compensation	15,300	11,706
Operating lease liabilities	5,524	6,589
Capitalized research & development expense	69,070	39,761
Total deferred tax assets	453,898	346,065
Less: valuation allowance	(439,447)	(328,786)
Deferred tax liabilities:
Depreciation and amortization	(557)	(390)
Operating lease right-of-use assets	(3,886)	(5,723)
Acquired intangible assets	(18,985)	(22,058)
Deferred commission	(2,275)	(2,095)
Total deferred tax liabilities	(25,703)	(30,266)
Net deferred tax assets (liabilities)	$(11,252)	$(12,987)
Beginning January 1, 2022, the Tax Cuts and Jobs Act, or the Tax Act, eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses.
The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the Company’s historical operating losses in the United States (“US”), the Company believes that it is more likely than not that the US deferred taxes will not be realized; accordingly, the Company has recorded a full valuation allowance on its net US deferred tax assets as of January 31, 2024 and 2023. The valuation allowance increased by $110.7 million, $88.2 million, and $89.6 million during the years ended January 31, 2024, 2023, and 2022, respectively, primarily driven by losses, capitalized research and development expenses, and tax credits generated in the United States.
As of January 31, 2024, the Company had federal and California state net operating loss (“NOL”) carryforwards of $908.4 million and $408.1 million, respectively, of which $719.6 million of the federal NOL carryforwards can be carried forward indefinitely. The federal and California state net operating loss carryforwards begin to expire in 2028 and 2029, respectively. In addition, the Company had NOLs for other states of $375.7 million, which expire beginning in the year 2025.

Table of Content
As of January 31, 2024, the Company had federal and California state research credit carryforwards of $41.1 million and $37.7 million, respectively. The federal credit carryforwards will begin to expire in 2038. The California research credit carryforwards can be carried forward indefinitely.
Under Internal Revenue Code Section 382 (“Section 382”), the Company’s ability to utilize NOL carryforwards or other tax attributes such as research tax credits, in any taxable year may be limited if the Company experiences, or has experienced, an “ownership change.” A Section 382 ownership change generally occurs if one or more stockholders or groups of stockholders, who own at least 5% of the Company’s stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. The Company completed its Section 382 analysis and determined it had experienced ownership changes in some periods through January 31, 2024. As a result of the ownership changes, approximately $17.1 million of Federal NOLs, $17.9 million of California NOLs, and $4.7 million of federal tax credits are expected to expire unutilized for income tax purposes. Subsequent ownership changes may affect the limitation in future years.
The following table summarizes the activity related to unrecognized tax benefits as follows:

	Year Ended January 31,
	2024	2023	2022
	(in thousands)
Unrecognized tax benefits - beginning	$25,762	$19,238	$9,402
Gross changes - prior period tax position	—	109	2,039
Gross changes - current period tax position	6,331	6,415	7,797
Unrecognized tax benefits — ending	$32,093	$25,762	$19,238
As of January 31, 2024, the Company had unrecognized tax benefits of $32.1 million, which would not impact the effective tax rate, if recognized, due to the valuation allowance. The unrecognized tax benefits are related to activities which the Company believes qualify for research and development tax credits. The Company does not expect its unrecognized tax benefits will significantly change over the next twelve months. The Company recognizes interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. To date, there have been no interest or penalties charged in relation to unrecognized tax benefits.
The Company is subject to income taxes in United States federal and various state, local, and foreign jurisdictions. The fiscal years from 2008 to 2024 remain open to examination due to the carryover of unused net operating losses or tax credits.
The Company intends to indefinitely reinvest the undistributed earnings of its foreign subsidiaries in those operations. Therefore, the Company has not accrued any provision for taxes associated with the repatriation of undistributed earnings from its foreign subsidiaries as of January 31, 2024. The amount of unrecognized deferred tax liability on these undistributed earnings was not material as of January 31, 2024.
12.     Geographic Information
Revenue by geographic area based on the shipping address of the customers was as follows:

	Year Ended January 31,
	2024	2023	2022
	(in thousands)
United States	$380,067	$373,736	$205,186
Rest of World	126,572	94,358	35,820
Total revenue	$506,639	$468,094	$241,006
Long-lived assets by geographic area were as follows:

	January 31,
	2024	2023
	(in thousands)
United States	$65,468	$71,032
Netherlands	66,241	76,747
Rest of World	6,654	7,182
Total long-lived assets	$138,363	$154,961

Table of Content
13.    Basic and Diluted Net Loss per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the years ended January 31, 2024, 2023, and 2022:

	Year Ended January 31,
	2024	2023	2022
	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$(457,609)	$(345,108)	$(132,241)
Adjust: Cumulative dividends on redeemable convertible preferred stock	—	—	(4,292)
Adjust: Deemed dividends attributable to vested option holders	—	—	(51,855)
Adjust: Deemed dividends attributable to common stock warrant holders	—	—	(110,635)
Net loss attributable to common stockholders - Basic	$(457,609)	$(345,108)	$(299,023)
Less: Gain attributable to earnout shares issued	—	—	(84,420)
Less: Change in fair value of dilutive warrants	—	—	(68,223)
Net loss attributable to common stockholders - Diluted	$(457,609)	$(345,108)	$(451,666)
Denominator:
Weighted average common shares outstanding(1)	375,543,916	338,576,326	297,642,999
Less: Weighted-average unvested restricted shares and shares subject to repurchase	(14,033)	(87,659)	(221,030)
Weighted average shares outstanding - Basic	375,529,883	338,488,667	297,421,969
Add: Earnout Shares under the treasury stock method	—	—	3,701,427
Add: Public and Private Placement Warrants under the treasury stock method	—	—	1,366,870
Weighted average shares outstanding - Diluted	375,529,883	338,488,667	302,490,266

Net loss per share - Basic	$(1.22)	$(1.02)	$(1.01)
Net loss per share - Diluted(2)	$(1.22)	$(1.02)	$(1.49)
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
(2) For the fiscal year ended January 31, 2022, redeemable convertible preferred stock and preferred stock warrants outstanding prior to the Merger Closing Date were excluded because including them would have had an antidilutive effect.
The potential shares of Common Stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	Year Ended January 31,
	2024	2023	2022
2028 Convertible Notes (on an as-converted basis)	24,999,990	12,483,569	—
Options to purchase common stock	11,396,756	17,600,524	22,200,869
Restricted stock units	28,416,127	12,935,413	4,033,418
Unvested early exercised common stock options	665	40,555	132,180
Common stock warrants	34,499,436	34,499,436	35,549,024
Employee stock purchase plan	9,348,659	1,835,659	894,348
Total potentially dilutive common share equivalents	108,661,633	79,395,156	62,809,839
PRSUs granted during the fiscal years ended January 31, 2024 and 2023 were excluded from the above table because the respective stock price targets had not been met as of the year end.

Table of Content
14.     Restructuring
January 2024 Reorganization
In January 2024, the Company implemented a reorganization plan to reduce its operating expenses and further increase efficiencies (the “January 2024 Reorganization”). The January 2024 Reorganization entailed a reduction in force of approximately 223 employees, or 12% of the Company’s global workforce and other actions to reduce expenses. The Company incurred $9.9 million of employee severance, termination and employment-related exit costs and $2.7 million of facility exit costs, including impairment charges and accelerated depreciation of right-of-use assets. As of January 31, 2024, restructuring-related liabilities were $10.6 million, including $10.2 million in severance and employment-related exit cost and $0.4 million in facility exit cost.
The following table summarizes the January 2024 Reorganization charges by line item within the Company’s consolidated statements of operations for the year ended January 31, 2024:

	Severances and employment-related termination costs	Facility and other contract terminations	Total
	(in thousands)
Cost of revenue	$632	$—	$632
Research and development	7,540	—	7,540
Sales and marketing	500	—	500
General and administrative	1,274	2,708	3,982
Total	$9,946	$2,708	$12,654
September 2023 Reorganization
In September 2023, the Company implemented a reorganization plan to reduce its operating expenses and increase efficiencies (the “September 2023 Reorganization”). The Reorganization entailed a reduction in force of approximately 168 employees, or 10% of the Company’s global workforce at the time, and other actions to reduce expenses. During the twelve months ended January 31, 2024, the Company incurred $15.6 million of employee severance, termination and employment-related exit cost, as well as accelerated depreciation of right-of-use assets and other facilities and contract termination charges. As of January 31, 2024, restructuring-related liabilities were $0.5 million, including $0.3 in severance and employment-related exit cost and $0.2 million in facility exit cost.
The following table summarizes the September 2023 Reorganization charges by line item within the Company’s statement of operations for the year ended January 31, 2024:

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

Table of Content
can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
ChargePoint’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated, as of January 31, 2024, the effectiveness of ChargePoint’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that ChargePoint’s disclosure controls and procedures were effective at the reasonable assurance level as of January 31, 2024.
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
ChargePoint’s management, under the supervision of and with the participation of its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of ChargePoint’s internal control over financial reporting as of January 31, 2024 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on the assessment by ChargePoint’s management, ChargePoint’s management concluded that ChargePoint’s internal control over financial reporting was effective as of January 31, 2024.
ChargePoint’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of ChargePoint’s internal control over financial reporting as of January 31, 2024, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Remediation of Previously Identified Material Weaknesses
As previously disclosed in our Annual Report on Form 10-K for the year ended January 31, 2023, and in subsequent quarterly reports, management concluded the following material weaknesses existed in ChargePoint’s internal control over financial reporting:
•ChargePoint did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of its consolidated financial statements. Specifically, ChargePoint did not design and maintain (a) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (b) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to its financial applications and data to appropriate company personnel and (c) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements; and
•ChargePoint did not design and maintain effective controls over segregation of duties.
ChargePoint began the implementation of certain remediation measures in fiscal year 2023 and continued to develop remediation plans and implemented additional measures throughout fiscal year 2024, completing the following actions and measures in order to remediate the control deficiencies that had led to the material weaknesses:
•Engaged an external advisor to assist with the documentation and evaluation of the design and implementation of controls in response to the IT general controls deficiencies;
•Designed and implemented new controls, and enhanced the design of existing IT general controls, including controls over program change management, the provisioning and monitoring of user access rights and privileges and program development processes and procedures; and
•Designed and implemented enhanced policies and procedures related to the retention of documentary evidence for certain management review controls over segregation of duties, including precision of review and evidence of review procedures performed to demonstrate effective operation of such controls.

Table of Content
During the quarter ended January 31, 2024, Management completed its testing and evaluation of the newly designed and enhanced control activities and determined that, as of January 31, 2024, these control activities have been appropriately designed and implemented, and have operated effectively for a sufficient period of time to conclude that these previously identified material weaknesses have been remediated.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, ChargePoint’s internal control over financial reporting.
Item 9B. Other Information.
During the three months ended January 31, 2024, none of our directors or executive officers modified or terminated a Rule 10b5-1 trading arrangement or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Table of Content
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information relating to directors, executive officers and corporate governance will be presented in the definitive proxy statement filed pursuant to Regulation 14A for the 2024 Annual Meeting of Stockholders to be held on or about July 9, 2024, which information is incorporated herein by reference.
Item 11. Executive Compensation.
Information relating to executive compensation will be presented in the definitive proxy statement filed pursuant to Regulation 14A for the 2024 Annual Meeting of Stockholders to be held on or about July 9, 2024, which information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information relating to securities authorized for issuance under equity compensation plans and other information required to be provided in response to this item will be presented in the definitive proxy statement filed in pursuant to Regulation 14A for the 2024 Annual Meeting of Stockholders to be held on or about July 9, 2024, which information is incorporated herein by reference. In addition, descriptions of ChargePoint’s equity compensation plans are set forth in Note 10, Equity Plans and Stock-Based Compensation, in the notes to the consolidated financial statements included in this Annual Report.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required to be provided in response to this item will be presented in the definitive proxy statement filed pursuant to Regulation 14A for the 2024 Annual Meeting of Stockholders to be held on or about July 9, 2024, which information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
Information required to be provided in response to this item will be presented in the definitive proxy statement filed pursuant to Regulation 14A for the 2024 Annual Meeting of Stockholders to be held on or about July 9, 2024, which information is incorporated herein by reference.

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

4.6
First Supplemental Indenture, dated as of October 24, 2023, by and among the Company, ChargePoint, Inc., as guarantor and Wilmington Trust National Association, as trustee (incorporated by reference to Exhibit 4.1 to ChargePoint Holdings, Inc.’s Current Report on Form 8-K (File No. 001-39004), filed with the SEC on October 24, 2023).

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

10.2
Amendment No. 1 to Revolving Credit Agreement, dated as of October 11, 2023, by and among the Company, ChargePoint, Inc., the subsidiaries of the Company party thereto as guarantors, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.7 to ChargePoint Holdings, Inc.’s Quarterly Report on Form 10-Q (File No. 001-39004), filed with the SEC on December 8, 2023).

10.3*+^	Offer Letter, dated September 2, 2022, between ChargePoint, Inc. and Jagdeep Singh.

10.4*^
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

10.6*^
Transition and Separation Agreement and General Release, between ChargePoint Holdings, Inc., ChargePoint, Inc. and Pasquale Romano, dated November 13, 2023 (incorporated by reference to Exhibit 10.5 to ChargePoint Holdings, Inc.’s Quarterly Report on Form 10-Q (File No. 001-39004), filed with the SEC on December 8, 2023).

Table of Content

Exhibit No.	Description

10.7*
ChargePoint Holdings, Inc. 2021 Equity Incentive Plan and related forms of agreement (incorporated by reference to Exhibit 10.7 to ChargePoint Holdings, Inc.’s Annual Report on Form 10-K (File No. 001-39004), filed with the SEC on April 4, 2022).

10.8*
Amended and Restated ChargePoint Holdings, Inc. 2021 Employee Stock Purchase Plan dated December 8, 2022 (incorporated by reference to Exhibit 10.1 to ChargePoint Holdings, Inc.’s Quarterly Report on Form 10-Q (File No. 0001-39004), filed with the SEC on June 8, 2023).

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

10.11*
ChargePoint Holdings, Inc. Compensation Program for Non-Employee Directors, dated June 8, 2023 (incorporated by reference to Exhibit 10.2 to ChargePoint Holdings, Inc.’s Quarterly Report on Form 10-Q (File No. 0001-39004), filed with the SEC on September 11, 2023).

10.12
Amended and Restated Registration Rights Agreement, dated February 26, 2021, by and among ChargePoint Holdings, Inc., and certain stockholders and equityholders of ChargePoint Holdings, Inc. (incorporated by reference to Exhibit 10.13 to ChargePoint Holdings, Inc.’s Current Report on Form 8-K (File No. 001-39004), filed with the SEC on March 1, 2021).

10.13*^
Offer Letter between ChargePoint and Michael Hughes, dated May 21, 2018 (incorporated by reference to Exhibit 10.15 to ChargePoint Holdings, Inc.’s Current Report on Form 8-K (File No. 001-39004), filed with the SEC on March 1, 2021).

10.14*
ChargePoint, Inc. 2017 Stock Plan, as amended (incorporated by reference to Exhibit 10.18 to Switchback Energy Acquisition Corporation’s Registration Statement on Form S-4/A (File No. 333249549), filed with the SEC on December 4, 2020).

10.15*
Coulomb Technologies, Inc. 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.19 to Switchback Energy Acquisition Corporation’s Registration Statement on Form S-4/A (File No. 333-249549), filed with the SEC on December 4, 2020).

10.16*
Form of Restricted Stock Unit Award Agreement and Notice under ChargePoint Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to ChargePoint Holdings, Inc.’s Quarterly Report on Form 10-Q (File No. 0001-39004), filed with the SEC on September 11, 2023).

10.17*
Form of Performance Restricted Stock Unit Award Agreement and Notice under ChargePoint Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to ChargePoint Holdings, Inc.’s Quarterly Report on Form 10-Q (File No. 0001-39004), filed with the SEC on September 11, 2023).

10.18*+	ChargePoint Holdings, Inc. Executive Severance Plan, effective February 29, 2024.

10.19*^
Offer Letter between ChargePoint, Inc. and Rex Jackson, dated November 19, 2021 (incorporated by reference to Exhibit 10.3 to ChargePoint Holdings, Inc.’s Quarterly Report on Form 10-Q (File No 0001-39004), filed with the SEC on June 7, 2022).

10.20
Investment Agreement, dated April 4, 2022, by and among ChargePoint Holdings, Inc., ChargePoint, Inc. and Antara Capital LP (incorporated by reference to Exhibit 10.1 to ChargePoint Holdings, Inc.’s Current Report on Form 8-K (File No. 001-39004), filed with the SEC on April 12, 2022).

10.21*
Offer Letter, dated November 14, 2023, between ChargePoint, Inc. and Rick Wilmer (incorporated by reference to Exhibit 10.1 to ChargePoint Holdings, Inc.’s Current Report on Form 8-K (File No. 001-39004), filed with the SEC on November 16, 2023).

10.22*
Severance and Change in Control Agreement, between ChargePoint Holdings, Inc. and Rick Wilmer, dated November 15, 2023 (incorporated by reference to Exhibit 10.4 to ChargePoint Holdings, Inc.’s Quarterly Report on Form 10-Q (File No. 0001-39004), filed with the SEC on December 8, 2023).

10.23*
Offer Letter, dated November 2, 2018, between ChargePoint, Inc. and Mansi Khetani (incorporated by reference to Exhibit 10.2 to ChargePoint Holdings, Inc.’s Current Report on Form 8-K (File No. 001-39004), filed with the SEC on November 16, 2023).

10.24*
Addendum to Offer Letter, dated November 14, 2023, between ChargePoint, Inc. and Mansi Khetani (incorporated by reference to Exhibit 10.3 to ChargePoint Holdings, Inc.’s Current Report on Form 8-K (File 001-39004), filed with the SEC on November 16, 2023).

10.25*
Severance and Change in Control Agreement between ChargePoint, Holdings, Inc.’s and Mansi Khetani, dated December 5, 2023 (incorporated by reference to Exhibit 10.8 to ChargePoint Holdings, Inc.’s Quarterly Report on Form 10-Q (File No. 001-39004), filed with the SEC on December 8, 2023).

Table of Content

Exhibit No.	Description

10.26*^
Transition and Separation Agreement and General Release, between ChargePoint Holdings, Inc., ChargePoint, Inc., and Rex S. Jackson, dated November 15, 2023 (incorporated by reference to Exhibit 10.6 to ChargePoint Holdings, Inc.’s Quarterly Report on Form 10-Q (File No. 001-39004), filed with the SEC on December 8, 2023).

10.27*+^	Transition and Separation Agreement and General Release, between ChargePoint Holdings, Inc., ChargePoint, Inc., and Michael Hughes, dated January 9, 2024.

10.28*
Form of Severance and Change in Control Agreement for ChargePoint (US) (incorporated by reference to Exhibit 10.19 to ChargePoint’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File no. 333-253759), filed with the SEC on May 28, 2021).

21.1+	Material Subsidiaries of the Registrant

23.1+	Consent of PricewaterhouseCoopers LLP.

24.1+	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K)

31.1+	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1***	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2***	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

97.1+	ChargePoint Holdings, Inc. Dodd-Frank Policy on Recoupment of Incentive Compensation, effective October 2, 2023.

101.INS+	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	The Cover Page Interactive Data File, formatted in Inline XBRL (included within the Exhibit 101 attachments).

^	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
*	Denotes management compensatory plan, contract or arrangement.
+	Filed herewith
***	Furnished herewith
Item 16. Form 10-K Summary
None.

Table of Content
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1, 2024

CHARGEPOINT HOLDINGS, INC.

	By:	/s/ Mansi Khetani
	Name:	Mansi Khetani
	Title:	Interim Chief Financial Officer and Principal Financial Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rick Wilmer and Mansi Khetani, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated on the dates indicated.

Signature	Title	Signature Date

/s/ Mansi Khetani	Interim Chief Financial Officer	April 1, 2024
MANSI KHETANI	(Principal Financial Officer)

/s/ Henrik Gerdes	Chief Accounting Officer	April 1, 2024
HENRIK GERDES	(Principal Accounting Officer)

/s/ Rick Wilmer	Chief Executive Officer and Director	April 1, 2024
RICK WILMER	(Principal Executive Officer)

/s/ Roxanne Bowman	Director	April 1, 2024
ROXANNE BOWMAN

/s/ Elaine L. Chao	Director	April 1, 2024
ELAINE L. CHAO

/s/ Bruce Chizen	Director	April 1, 2024
BRUCE CHIZEN

/s/ Axel Harries	Director	April 1, 2024
AXEL HARRIES

/s/ Jeffrey Harris	Director	April 1, 2024
JEFFREY HARRIS

/s/ Susan Heystee	Director	April 1, 2024
SUSAN HEYSTEE

Table of Content

Signature	Title	Signature Date

/s/ Mark Leschly	Director	April 1, 2024
MARK LESCHLY

/s/ Michael Linse	Director	April 1, 2024
MICHAEL LINSE

/s/ Ekta Singh-Bushell	Director	April 1, 2024
EKTA SINGH-BUSHELL

/s/ G. Richard Wagoner, Jr.	Director	April 1, 2024
G. RICHARD WAGONER, JR.