Form 10-Q
period 2024-04-30
ChargePoint Holdings, Inc.
filed 2024-06-06
CIK 1777393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2024
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

The registrant had outstanding 425,303,705 shares of common stock as of May 31, 2024.

CHARGEPOINT HOLDINGS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements could include, among other things, statements regarding the future financial performance of ChargePoint Holdings, Inc. (“ChargePoint” or the “Company,” or “we,” “us,” “our” and similar terms), as well as ChargePoint’s strategy, future operations, research and development initiatives, future operating results, financial position, and resources, expectations regarding revenue, losses, costs, margins and prospects, as well as management plans and objectives. All statements, other than statements of present or historical fact included in this Quarterly Report, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project” or negatives of such terms and other similar expressions that predict or indicate future events or trends or that are not statements of present or historical matters. These statements are based on various assumptions, whether or not identified herein, and on the current expectations of ChargePoint’s management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of, fact or probability. Actual events and circumstances are difficult or impossible to predict and may differ from assumptions, and such differences may be material. Many actual events and circumstances are beyond the control of ChargePoint. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about ChargePoint that may cause the actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. If any of these risks materialize or ChargePoint’s assumptions prove incorrect, actual results could differ materially from the results implied by these forward-looking statements. There may be additional risks that ChargePoint does not presently know or that ChargePoint currently believes are immaterial that could also cause actual results to differ from those contained in the forward-looking statements. In addition, forward-looking statements reflect ChargePoint’s expectations, plans or forecasts of future events and views as of the date hereof. ChargePoint anticipates that subsequent events and developments will cause ChargePoint’s assessments to change. These forward-looking statements should not be relied upon as representing ChargePoint’s assessments as of any date subsequent to the date hereof. Accordingly, undue reliance should not be placed upon the forward-looking statements. ChargePoint cautions you that these forward-looking statements are subject to numerous risk and uncertainties, most of which are all difficult to predict and many of which are beyond the control of ChargePoint.
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
•the impact of competing technologies or technological changes that result in reduced demand for EVs or our charging systems and software solutions other adverse effects on the EV market or our business;
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
•ChargePoint’s ability to integrate acquired assets and businesses into ChargePoint’s own business and the expected benefits from acquired assets to ChargePoint, its customers and its market position; and
•the possibility that ChargePoint may be adversely affected by other economic factors including macroeconomic conditions such as inflation, rising interest rates, geopolitical factors, foreign exchange volatility, slower growth or recession or other business factors or other competitive factors.
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

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ChargePoint Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data, unaudited)

	April 30, 2024	January 31, 2024
Assets
Current assets:
Cash and cash equivalents	$261,859	$327,410
Restricted cash	30,400	30,400
Accounts receivable, net of allowance of $14,036 as of April 30, 2024 and $14,000 as of January 31, 2024	117,798	124,049
Inventories	223,557	198,580
Prepaid expenses and other current assets	64,673	62,244
Total current assets	698,287	742,683
Property and equipment, net	41,014	42,446
Intangible assets, net	76,964	80,555
Operating lease right-of-use assets	14,597	15,362
Goodwill	212,385	213,750
Other assets	7,985	8,567
Total assets	$1,051,232	$1,103,363

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$84,062	$71,081
Accrued and other current liabilities	141,108	159,104
Deferred revenue	102,615	99,968
Total current liabilities	327,785	330,153
Deferred revenue, noncurrent	132,080	131,471
Debt, noncurrent	284,689	283,704
Operating lease liabilities	16,312	17,350
Deferred tax liabilities	10,872	11,252
Other long-term liabilities	1,570	1,757
Total liabilities	773,308	775,687
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock: $0.0001 par value; 1,000,000,000 shares authorized as of April 30, 2024 and January 31, 2024; 425,133,634 and 421,116,720 shares issued and outstanding as of April 30, 2024 and January 31, 2024, respectively	43	42
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of April 30, 2024 and January 31, 2024; 0 issued and outstanding as of April 30, 2024 and January 31, 2024	—	—
Additional paid-in capital	1,982,052	1,957,932
Accumulated other comprehensive loss	(18,000)	(15,926)
Accumulated deficit	(1,686,171)	(1,614,372)
Total stockholders’ equity	277,924	327,676
Total liabilities and stockholders’ equity	$1,051,232	$1,103,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Three Months Ended April 30,
	2024	2023
Revenue
Networked charging systems	$65,374	$98,320
Subscriptions	33,444	26,365
Other	8,224	5,345
Total revenue	107,042	130,030
Cost of revenue
Networked charging systems	61,066	80,922
Subscriptions	17,742	14,804
Other	4,624	3,769
Total cost of revenue	83,432	99,495
Gross profit	23,610	30,535
Operating expenses
Research and development	36,052	49,396
Sales and marketing	35,000	37,041
General and administrative	19,697	24,020
Total operating expenses	90,749	110,457
Loss from operations	(67,139)	(79,922)
Interest income	3,209	2,460
Interest expense	(6,611)	(2,926)
Other income (expense), net	(850)	573
Net loss before income taxes	(71,391)	(79,815)
Provision for (benefit from) income taxes	408	(427)
Net loss	$(71,799)	$(79,388)
Weighted average shares outstanding - Basic and Diluted	423,290,222	350,043,454
Net loss per share - Basic and Diluted	$(0.17)	$(0.23)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, unaudited)

	Three Months Ended April 30,
	2024	2023
Net loss	$(71,799)	$(79,388)
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,074)	4,142
Reclassification adjustment for net realized gains on short-term investments included in net income, net of tax	—	449
Other comprehensive income (loss)	(2,074)	4,591
Comprehensive loss	$(73,873)	$(74,797)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data, unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2024	421,116,720	$42	$1,957,932	$(15,926)	$(1,614,372)	$327,676
Issuance of common stock under stock plans, net of tax withholding	2,163,379	1	497	—	—	498
Issuance of common stock upon ESPP purchase	1,853,535	—	3,025	—	—	3,025
Stock-based compensation	—	—	20,598	—	—	20,598
Net loss	—	—	—	—	(71,799)	(71,799)
Other comprehensive income	—	—	—	(2,074)	—	(2,074)
Balances as of April 30, 2024	425,133,634	$43	$1,982,052	$(18,000)	$(1,686,171)	$277,924

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’Equity
	Shares	Amount
Balances as of January 31, 2023	348,330,481	$35	$1,528,104	$(16,384)	$(1,156,763)	$354,992
Issuance of common stock under stock plans, net of tax withholding	2,278,764	—	915	—	—	915
Issuance of common stock under ESPP purchase	562,829	—	4,875	—	—	4,875
Issuance of common stock in connection with ATM offerings, net of issuance costs	1,909,028	—	17,516	—	—	17,516
Vesting of early exercised stock options	—	—	14	—	—	14
Stock based compensation	—	—	23,964	—	—	23,964
Net loss	—	—	—	—	(79,388)	(79,388)
Other comprehensive income	—	—	—	4,591	—	4,591
Balances as of April 30, 2023	353,081,102	$35	$1,575,388	$(11,793)	$(1,236,151)	$327,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended April 30,
	2024	2023
Cash flows from operating activities
Net loss	$(71,799)	$(79,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,445	7,053
Non-cash operating lease cost	941	1,090
Stock-based compensation	21,599	23,964
Amortization of deferred contract acquisition costs	785	675
Reserves and other	8,842	3,880
Changes in operating assets and liabilities:
Accounts receivable, net	4,783	(1,991)
Inventories	(24,977)	(53,136)
Prepaid expenses and other assets	(2,879)	(17,880)
Accounts payable, operating lease liabilities, and accrued and other liabilities	(10,792)	4,934
Deferred revenue	3,510	6,554
Net cash used in operating activities	(62,542)	(104,245)
Cash flows from investing activities
Purchases of property and equipment	(3,468)	(5,840)
Maturities of investments	—	105,000
Net cash provided by (used in) investing activities	(3,468)	99,160
Cash flows from financing activities
Proceeds from the issuance of common stock under employee equity plans, net of tax withholding	3,525	5,790
Proceeds from issuance of common stock in connection with ATM offerings, net of issuance costs	—	17,516
Change in driver funds and amounts due to customers	(2,483)	3,990
Settlement of contingent earnout liability	—	(3,537)
Net cash provided by financing activities	1,042	23,759
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(583)	511
Net increase (decrease) in cash, cash equivalents, and restricted cash	(65,551)	19,185
Cash, cash equivalents, and restricted cash at beginning of period	357,810	294,562
Cash, cash equivalents, and restricted cash at end of period	$292,259	$313,747

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Cash Flows - (continued)
Three Months Ended April 30, 2024 and 2023
(in thousands, unaudited)

	Three Months Ended April 30,
	2024	2023
Supplementary cash flow information
Cash paid for interest	$10,214	$5,250
Cash paid for taxes	$907	$325
Supplementary cash flow information on noncash investing and financing activities
Acquisitions of property and equipment included in accounts payable and accrued and other current liabilities	$1,659	$1,824
Vesting of early exercised stock options	$—	$14

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
The Company’s fiscal year ends on January 31. References to fiscal year 2024 relate to the fiscal year ended January 31, 2024 and to fiscal year 2025 refer to the fiscal year ending January 31, 2025.
Basis of Presentation
The condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended January 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024, which provides a more complete discussion of the Company’s accounting policies and certain other information. The information as of January 31, 2024, included on the condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position as of April 30, 2024, the results of operations for the three months ended April 30, 2024 and 2023, and cash flows for the three months ended April 30, 2024 and 2023. The results of operations for the three months ended April 30, 2024, are not necessarily indicative of the results that may be expected for the year ending January 31, 2025.
The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has been engaged in developing and marketing its Networked Charging Systems, subscriptions and other offerings, raising capital, and recruiting personnel and it has incurred net operating losses and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of April 30, 2024, the Company had an accumulated deficit of $1,686.2 million.
The Company has funded its operations primarily with proceeds from customer payments, the issuance of redeemable convertible preferred stock, convertible notes, exercise proceeds from options and warrants, borrowings under loan facilities, proceeds from sale of Common Stock under the ATM Facility (as defined in Note 8, Common Stock), and proceeds from the Reverse Recapitalization (as defined below). The Company had cash, cash equivalents and restricted cash of $292.3 million as of April 30, 2024. Cash outflow from operations was $62.5 million and $104.2 million for the three months ended April 30, 2024 and 2023, respectively. As of June 6, 2024, the date on which these condensed consolidated financial statements were issued, the Company believes that its cash on hand, together with cash generated from sales to customers, will satisfy its working capital and capital requirements for at least the next twelve months.

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
Reverse Recapitalization
On February 26, 2021, Lightning Merger Sub Inc., a wholly-owned subsidiary of Switchback Energy Acquisition Corporation (“Switchback”), merged with ChargePoint, Inc. (“Legacy ChargePoint”), with Legacy ChargePoint surviving as a wholly-owned subsidiary of Switchback (the “Merger”). The Merger was accounted for as a reverse capitalization in accordance with U.S. GAAP (“Reverse Recapitalization”). As a result of the Merger, Switchback was renamed “ChargePoint Holdings, Inc.” Immediately prior to the closing of the Merger (the “Closing”), Legacy ChargePoint’s outstanding series of redeemable convertible preferred stock were converted to Legacy ChargePoint common stock, which then converted to the Company’s common stock (“Common Stock”).
2.Summary of Significant Accounting Policies
Other than policies noted below, there have been no significant changes to the significant accounting policies disclosed in Note 2 of the audited consolidated financial statements as of January 31, 2024 and 2023 and for the years ended January 31, 2024, 2023 and 2022 included in ChargePoint’s Annual Report on Form 10-K filed with the SEC on April 1, 2024.
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
Concentration of credit risk with respect to trade accounts receivable is considered to be limited due to the diversity of the Company’s customer base and geographic sales areas. As of April 30, 2024, no customer individually accounted for 10% or more of accounts receivable, net. As of January 31, 2024, one customer individually accounted for 10% or more of accounts receivable, net. For the three months ended April 30, 2024, no customer individually represented 10% or more of total revenue.
For the three months ended April 30, 2023, one customer individually represented 10% or more of total revenue.
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
The reconciliation of cash, cash equivalents, and restricted cash to amounts presented in the condensed consolidated statements of cash flows was as follows:

	April 30, 2024	January 31, 2024
	(in thousands)
Cash and cash equivalents	$261,859	$327,410
Restricted cash	30,400	30,400
Total cash, cash equivalents, and restricted cash	$292,259	$357,810
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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Accounting Pronouncements
Recent Issued Accounting Standards Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” (“ASU 2023-07”) which amends and enhances the disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. All disclosure requirements under this standard will also be required for public entities with a single reportable segment. The guidance is effective for public business entities for the fiscal years beginning after December 15, 2023, including interim periods within fiscal years beginning after December 15, 2024. The Company plans to adopt ASU 2023-07 and conform with applicable disclosures retrospectively when it becomes mandatorily effective for the Annual Report on Form 10-K for the year ending January 31, 2025.
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires companies to provide disaggregated information about a reporting entity’s effective tax rate reconciliation as well as further disaggregation on income taxes paid disclosure by federal, state, and foreign taxes. The guidance is effective for public business entities for the fiscal years beginning after December 15, 2024. The Company is currently assessing the impact of adopting this standard on the condensed consolidated financial statements and related disclosures.
3.Goodwill and Intangible Assets
The following table summarizes the changes in carrying amounts of goodwill (in thousands):

Balance as of January 31, 2024	$213,750
Foreign exchange fluctuations	(1,365)
Balance as of April 30, 2024	$212,385
There was no impairment recognized for the three months ended April 30, 2024 and 2023.
The following table presents the details of intangible assets:

	April 30, 2024
	Cost (1)	Accumulated Amortization (1)	Net (1)	Useful Life
	(amounts in thousands, useful lives in years)
Customer relationships	$90,089	$(23,399)	$66,690	10
Developed technology	18,250	(7,976)	10,274	6
	$108,339	$(31,375)	$76,964
_______________
(1) Values are translated into U.S. Dollars at period-end foreign exchange rates.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
The following table presents the amortization expense related to intangible assets:

	Three Months Ended April 30,
	2024	2023
	(in thousands)
Amortization expense	$3,024	$3,037
4.Composition of Certain Financial Statement Items
Inventories
Inventories consisted of the following:

	April 30, 2024	January 31, 2024
	(in thousands)
Raw materials	$3,208	$5,322
Finished goods and components	220,349	193,258
Total Inventories	$223,557	$198,580
Prepaid expense and other current assets
Prepaid expense and other current assets consisted of the following:

	April 30, 2024	January 31, 2024
	(in thousands)
Prepaid expense	$45,979	$43,389
Other current assets	18,694	18,855
Total Prepaid Expense and Other Current Assets	$64,673	$62,244

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Property and Equipment, net
Property and equipment, net consisted of the following:

	April 30, 2024	January 31, 2024
	(in thousands)
Furniture and fixtures	$1,710	$1,718
Computers and software	9,352	8,520
Machinery and equipment	37,673	35,954
Tooling	16,006	15,852
Leasehold improvements	9,347	9,828
Owned and operated systems	28,607	27,723
Construction in progress	1,545	2,310
	104,240	101,905
Less: Accumulated depreciation	(63,226)	(59,459)
Total Property and Equipment, Net	$41,014	$42,446
The following table presents the depreciation expense:

	Three Months Ended April 30,
	2024	2023
	(in thousands)
Depreciation expense	4,421	4,016
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	April 30, 2024	January 31, 2024
	(in thousands)
Accrued expenses	$40,063	$51,399
Accrued losses on purchase commitments	29,437	30,054
Refundable customer deposits	16,711	16,588
Payroll and related expenses	14,146	16,018
Other current liabilities	40,751	45,045
Total Accrued and Other Current Liabilities	$141,108	$159,104

Revenue
Revenue consisted of the following:

	Three Months Ended April 30,
	2024	2023
	(in thousands)
United States	$78,814	$97,132
Rest of World	28,228	32,898
Total revenue	$107,042	$130,030

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Deferred Revenue
The following table shows the total deferred revenue for each period presented.

	April 30, 2024	January 31, 2024
	(in thousands)
Deferred revenue	234,695	231,439
The following table shows the revenue recognized that was included in the deferred revenue balance at the beginning of the period.

	Three Months Ended April 30,
	2024	2023
	(in thousands)
Deferred revenue recognized	$31,803	$26,014
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancellable contracted amounts that will be invoiced and recognized as revenue in future periods. Revenue expected to be recognized from remaining performance obligations was $258.0 million as of April 30, 2024, of which 43% is expected to be recognized over the next twelve months.
5.Restructuring Charges
January 2024 Reorganization
In January 2024, the Company implemented a reorganization plan to reduce its operating expenses and further increase efficiencies (the “January 2024 Reorganization”). The January 2024 Reorganization entailed a reduction in force of approximately 223 employees, or 12% of the Company’s global workforce at the time and other actions to reduce expenses. As a result, in the fourth quarter of fiscal year 2024, the Company incurred $9.9 million of employee severance, termination and employment-related exit costs and $2.7 million of facility exit costs, including impairment charges and accelerated depreciation of right-of-use assets.
During the three months ended April 30, 2024, no further restructuring charges related to the January 2024 Reorganization were incurred. The following table summarizes the charges by line item within the Company’s consolidated statements of operations where they were recorded in the fiscal year ended January 31, 2024:

	Severance and employment-related termination costs	Facility and other contract terminations	Total
	(in thousands)
Cost of revenue	$632	$—	$632
Research and development	7,540	—	7,540
Sales and marketing	500	—	500
General and administrative	1,274	2,708	3,982
Total	$9,946	$2,708	$12,654
During the three months ended April 30, 2024, changes to the restructuring-related liabilities were primarily due to cash disbursements of severance and employment-related exit costs. As of April 30, 2024, there were $3.0 million of restructuring-related liabilities, including $2.6 million in severance and employment-related exit costs and $0.4 million in facility exit cost. As of January 31, 2024, restructuring-related liabilities were $10.6 million, including $10.2 million in severance and employment-related exit costs and $0.4 million in facility exit costs.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
September 2023 Reorganization
In September 2023, the Company implemented a reorganization plan to reduce its operating expenses and increase efficiencies (the “September 2023 Reorganization”). The September 2023 Reorganization entailed a reduction in force of approximately 168 employees, or 10% of the Company’s global workforce at the time and other actions to reduce expense. As a result, in the third quarter of fiscal year 2024, the Company incurred $15.6 million of employee severance and employment-related termination costs, and facility and other contract termination charges.
During the three months ended April 30, 2024, no further restructuring charges related to the September 2023 Reorganization were incurred. The following table summarizes the charges by line item within the Company’s consolidated statements of operations where they were recorded in the fiscal year ended January 31, 2024:

	Severance and employment-related termination costs	Facility and other contract terminations	Total
	(in thousands)
Cost of revenue	$996	$—	$996
Research and development	4,183	—	4,183
Sales and marketing	1,343	—	1,343
General and administrative	890	8,189	9,079
Total	$7,412	$8,189	$15,601
During the three months ended April 30, 2024, changes to the restructuring-related liabilities were primarily due to cash disbursements of severance and employment-related exit costs. As of April 30, 2024, there were $0.4 million in restructuring-related liabilities. As of January 31, 2024, there were $0.5 million restructuring-related liabilities.
6.Debt
The following table presents the Company’s convertible debt outstanding:

	April 30, 2024	January 31, 2024
	(in thousands)
Gross amount	$300,000	$300,000
Debt discount and issuance costs	(15,311)	(16,296)
Carrying amount	$284,689	$283,704

Estimated fair value (Level 2 Inputs)	$197,000	$211,000

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the Company’s interest expense:

	Three Months Ended April 30,
	2024	2023
	(in thousands)
2028 Convertible Notes
Contractual interest expense	$5,265	$2,625
Amortization of debt discount and issuance costs	985	301
2027 Revolving Credit Facility
Amortization of debt issuance costs	211	—
Commitment fees	150	—
Total interest expense	$6,611	$2,926
2028 Convertible Notes
In April 2022, the Company completed a private placement of $300.0 million aggregate principal amount of unsecured Convertible Senior PIK Toggle Notes (the “Original Convertible Notes”), the terms of which were amended in October 2023, as described below (the “Notes Amendment”). Prior to the Notes Amendment, the maturity date of the Original Convertible Notes was April 1, 2027. The Original Convertible Notes were sold in a private placement in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(a)(2) of the Securities Act.
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
Prior to the Notes Amendment, the Original Convertible Notes bore interest at 3.50% per annum, to the extent paid in cash (“Cash Interest”), or 5.00% per annum, to the extent paid in kind through the issuance of additional Original Convertible Notes (“PIK Interest”). Interest is payable semi-annually in arrears on April 1st and October 1st of each year, beginning on October 1, 2022. The Company can elect to make any interest payment through Cash Interest, PIK Interest or any combination thereof.
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
•during the five business day period after any ten consecutive trading days in which, if the trading price per $1,000 principal amount of Original Convertible Notes for each trading day of such ten consecutive trading day period is less

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

than 98% of the product of the Company’s closing Common Stock price and the conversion rate of the Original Convertible Notes on each such trading day;
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
On October 24, 2023, the Original Convertible Notes were amended to (1) extend the maturity date from April 1, 2027 to April 1, 2028, (2) increase the Cash Interest rate to 7.0% from 3.5% and PIK Interest rate to 8.5% from 5.0%, (3) increase the initial conversion rate to 83.333 shares per $1,000 principal amount of the convertible notes from 41.6119 shares per $1,000 principal amount of the convertible notes, which represented a revised initial conversion price of approximately $12.00 per share, and (4) revise the make-whole table to reflect the revised terms of the convertible notes (herein, “2028 Convertible Notes”). Other than those previously stated, the terms of the 2028 Convertible Notes are not substantially different from the terms of Original Convertible Notes. The Company assessed the Notes Amendment for a debt extinguishment or modification in accordance with ASC 470-50, Debt Modifications and Extinguishments. As both the change in net present value of future cash flows of the 2028 Convertible Notes to that of the Original Convertible Notes and the change in fair value of the embedded conversion option of the 2028 Convertible Notes to that of the carrying value of the Original Convertible Notes immediately before modification resulted in a less than 10% change, the amendment is regarded as a modification. The resulting increase in fair value of the embedded conversion option is recorded as an increase in debt discount, a contra-liability account, as well as the corresponding entry to additional paid-in-capital, in the condensed consolidated balance sheets. Legal fees and other costs incurred with third parties that were directly related to the debt modification were expensed as incurred.
As of April 30, 2024, the effective interest rate on the 2028 Convertible Notes was approximately 8.59%. Amortization of debt discount and issuance costs is reported as a component of interest expenses and is computed using the straight-line method over the term of the 2028 Convertible Notes, which approximates the effective interest method.
The estimated fair value of the 2028 Convertible Notes, valued using Level 2 fair value inputs, as of April 30, 2024 and January 31, 2024 was $197.0 million and $211.0 million, respectively.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
As of April 30, 2024, the Borrower had no borrowings outstanding under the 2027 Revolving Credit Facility. The Borrower also had no letters of credit outstanding under the Credit Agreement as of April 30, 2024, and as a result, had a borrowing capacity of up to $150.0 million.
7.Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services related to, but not limited to, manufacturing, facilities and professional services under non-cancellable contracts. No open purchase commitments were recorded as liabilities on the condensed consolidated balance sheets as of April 30, 2024 as the Company had not yet received the related goods or services.

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
Class Action Litigation
A class action lawsuit (the “November 2023 Class Action”) alleging violations of federal securities laws was filed on November 29, 2023 in the U.S. District Court for the Northern District of California against the Company and certain of its former officers (the “Class Defendants”). The complaint purports to be brought on behalf of purchasers of the Company’s common stock between June 1, 2023 and November 16, 2023 and alleges that the Class Defendants made materially false and misleading statements regarding component costs and supply overruns for DC charging products which resulted in impairment charges and an adverse impact on profitability. A second class action lawsuit (together with the November 2023 Class Action, the “Class Actions”) asserting the same claims and premised on the same underlying allegations, which purports to be on behalf of purchasers of the Company’s stock between December 7, 2021 and November 16, 2023, was filed against the Class Defendants on January 22, 2024. The complaints seek unspecified monetary damages and other relief. On May 16, 2024, the Court consolidated the Class Actions into one action captioned Khan v. ChargePoint Holdings, Inc., et al., Case No. 23-cv-06172-PCP, appointed two lead plaintiffs, and appointed lead counsel. The parties have stipulated that the lead plaintiffs shall file an amended complaint by July 19, 2024 and that the Class Defendants shall respond to or file a motion to dismiss the amended complaint by September 17, 2024 with additional briefing to follow.
Derivative Actions
On January 5, 2024, a ChargePoint stockholder purporting to act on behalf of the Company filed an action in the U.S. District Court for the District of Delaware against ChargePoint’s Board of Directors and certain of its former officers (“Derivative Defendants”), alleging that the Derivative Defendants breached their fiduciary duties to ChargePoint in connection with the same alleged events and alleged materially false and misleading statements asserted in the Class Actions described above. This action has been stayed. Four additional substantively duplicative actions were filed in the U.S. District Court for the Northern District of California on January 8, 2024, March 1, 2024, May 2, 2024, and May 24, 2024. The complaints seek unspecified monetary damages and other relief. The parties are in the process of seeking Court approval to relate and consolidate these cases.

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
Letters of Credit
The Company had $30.4 million of secured letters of credit outstanding as of both April 30, 2024 and January 31, 2024. These primarily relate to support of contract manufacturer and customer agreements, and are fully collateralized by cash deposits which the Company recorded in restricted cash on its condensed consolidated balance sheets based on the term of the remaining restriction.
In May 16, 2024 the letter of credit agreement with one of the Company’s contract manufacturers expired and the lender released $30.0 million of restricted cash to the Company.
Leases
The Company leases its office facilities under non-cancelable operating leases with various lease terms. The Company also leases certain office equipment under operating lease agreements.
The following table presents future payments of lease liabilities under the Company's non-cancelable operating leases as of April 30, 2024 (in thousands):

(in thousands)
2025 (remaining nine months)	$4,759
2026	5,166
2027	4,679
2028	4,091
2029	3,918
Thereafter	2,300
Total undiscounted operating lease payments	24,913
Less: imputed interest	(4,149)
Total operating lease liabilities	20,764
Less: current portion of operating lease liabilities	(4,452)
Operating lease liabilities, noncurrent	$16,312

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8.Common Stock
As of April 30, 2024 and January 31, 2024, the Company was authorized to issue 1,000,000,000 shares of Common Stock, with a par value of $0.0001 per share. There were 425,133,634 and 421,116,720 shares issued and outstanding as of April 30, 2024 and January 31, 2024, respectively.
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
During the three months ended April 30, 2024, there was no sale of the Company’s Common Stock pursuant to the ATM Facility. During the three months ended April 30, 2023, the Company sold a total of 1,909,028 shares of its Common Stock pursuant to the ATM Facility for total proceeds of $17.5 million, net of $0.2 million of issuance costs.
As of April 30, 2024, $161.6 million of shares of Common Stock remained available for sale pursuant to the ATM Facility.
9.Common Stock Warrants
Legacy ChargePoint had outstanding warrants to purchase shares of Legacy ChargePoint common stock (collectively, “Legacy Warrants”), which now represent warrants to purchase Common Stock. As of April 30, 2024, there were 34,499,436 Legacy Warrants outstanding, which are classified as equity.
There was no Legacy Warrants activity during the three months ended April 30, 2024 and 2023.
Activity of Legacy Warrants is set forth below:

Legacy Warrants
Outstanding as of January 31, 2024	34,499,436
Warrants exercised	—
Outstanding as of April 30, 2024	34,499,436
10.Equity Plans and Stock-based Compensation
The following sets forth the total stock-based compensation expense for employee equity plans included in the Company’s condensed consolidated statements of operations:

	Three Months Ended April 30,
	2024	2023
	(in thousands)
Cost of revenue	$1,084	$996
Research and development	8,303	9,506
Sales and marketing	5,441	4,169
General and administrative	6,771	9,293
Total stock-based compensation expense	$21,599	$23,964

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of April 30, 2024, the Company had unrecognized stock-based compensation expense related to stock options, RSUs and PRSUs (as defined below), and 2021 ESPP (as defined below) of $142.9 million, which is expected to be recognized over a weighted-average period of 2.4 years.
2021 Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (“2021 ESPP”) permits participants to purchase shares of the Company’s Common Stock at a discounted price through payroll deductions. As of April 30, 2024, 15,498,912 shares of Common Stock were available under the 2021 ESPP.
2021 Equity Incentive Plan
The 2021 Equity Incentive Plan (“2021 EIP”) allows the Company to grant stock options, stock appreciation rights, restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), and certain other awards. As of April 30, 2024, 56,785,985 shares of Common Stock were available under the 2021 EIP.
There were no options granted for the three months ended April 30, 2024.
Restricted Stock Units
A summary of RSUs outstanding under the 2021 EIP as of April 30, 2024 and changes during the fiscal year-to-date period then ended is presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 31, 2024	28,416,127	$7.35
RSU granted	1,454,225	$2.08
RSU vested	(1,429,392)	$11.56
RSU forfeited	(2,715,466)	$10.15
Outstanding as of April 30, 2024	25,725,494	$6.52
Performance Restricted Stock Units
A summary of PRSUs outstanding under the 2021 EIP as of April 30, 2024 and changes during the fiscal year-to-date period then ended is presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 31, 2024	3,147,782	$6.79
PRSU forfeited	(95,510)	$10.47
Outstanding as of April 30, 2024	3,052,272	$6.67
2017 Plan and 2007 Plan
In fiscal year 2022, the Company terminated its 2017 Stock Option Plan (the “2017 Plan”) and 2007 Stock Option Plan (the “2007 Plan”).

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

A summary of options outstanding under the 2017 Plan and 2007 Plan as of April 30, 2024 and changes during the fiscal year-to-date period then ended is presented in the following table:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2024	11,396,756	$0.74	4.8	$13,276
Options exercised	(733,987)	$0.68
Options cancelled	(34,292)	$0.75
Outstanding as of April 30, 2024	10,628,477	$0.74	4.1	$6,283
Options vested and expected to vest as of April 30, 2024	10,628,477	$0.74	4.1	$6,283
Exercisable as of April 30, 2024	10,627,504	$0.74	4.1	$6,283
11.Income Taxes
The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter. The effective income tax rate was (0.6)% and 0.5% for the three months ended April 30, 2024 and 2023, respectively. The effective tax rate differs from the U.S. statutory rate primarily due to the full valuation allowances on the Company’s net domestic deferred tax assets as it is more likely than not that all of the deferred tax assets will not be realized.
12.Basic and Diluted Net Loss per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three months ended April 30, 2024 and 2023:

	Three Months Ended April 30,
	2024	2023
	(in thousands, except share and per share data)
Numerator:
Net loss	$(71,799)	$(79,388)
Denominator:
Weighted average common shares outstanding	423,290,222	350,073,545
Less: Weighted average unvested restricted shares and shares subject to repurchase	—	(30,091)
Weighted average shares outstanding - Basic and Diluted	423,290,222	350,043,454

Net loss per share - Basic and Diluted	$(0.17)	$(0.23)

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The potential shares of Common Stock that were excluded from the computation of diluted net loss per share attributable to common stockholders at each period end because including them would have had an antidilutive effect were as follows:

	April 30, 2024	April 30, 2023
2028 Convertible Notes (on an as-converted basis)	24,999,990	12,483,569
Options to purchase common stock	10,628,477	16,218,804
Restricted stock units	25,725,494	11,948,903
Unvested early exercised common stock options	—	22,636
Common stock warrants	34,499,436	34,499,436
Employee stock purchase plan	9,114,128	2,975,905
Total potentially dilutive common share equivalents	104,967,525	78,149,253
PRSUs granted were excluded from the above table because the respective stock price targets have not been met as of April 30, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of the financial condition and results of operations of ChargePoint Holdings, Inc. (“ChargePoint” or the “Company”) should be read in conjunction with ChargePoint’s condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report, and the audited consolidated financial statements for the year ended January 31, 2024 and related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. ChargePoint’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Part II, Item 1A of this Quarterly Report.
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
On February 26, 2021 (“Closing Date”), Switchback Energy Acquisition Corporation (“Switchback”) consummated the previously announced transactions pursuant to which Lightning Merger Sub Inc., a wholly-owned subsidiary of Switchback (“Lightning Merger Sub”), merged with ChargePoint, Inc. (“Legacy ChargePoint”) pursuant to a Business Combination Agreement and Plan of Reorganization dated as of September 23, 2020, by and among Legacy ChargePoint, Lightning Merger Sub, and Switchback (“Merger Agreement”). Legacy ChargePoint survived as a wholly-owned subsidiary of Switchback (“Merger” and, collectively with the other transactions described in the Merger Agreement, the “Reverse Recapitalization”). Further, as a result of the Merger, Switchback was renamed “ChargePoint Holdings, Inc.”
Since its inception in 2007, ChargePoint has been engaged in developing and marketing its Networked Charging Systems, subscriptions and other offerings, raising capital and recruiting personnel. ChargePoint has incurred net operating losses and negative cash flows from operations in every year since its inception. As of April 30, 2024, ChargePoint had an accumulated deficit of $1,686.2 million. ChargePoint has funded its operations primarily from customer payments, the issuance of common stock, redeemable convertible preferred stock and convertible notes, exercise proceeds from options and warrants, borrowings under loan facilities and proceeds from the Reverse Recapitalization.

Key Factors Affecting Operating Results
ChargePoint believes its performance and future success depend on several factors that present significant opportunities for it but also pose risks and challenges, including those discussed below:
Growth in EV Adoption
ChargePoint believes its revenue growth is tied to the number of passenger and commercial EVs sold, which it believes drives the demand for EV charging infrastructure. The market for EVs is still rapidly evolving and although demand for EVs has grown in recent years, the rate of EV sales is highly volatile and there is no guarantee of future demand for EV sales. Factors impacting the adoption of EVs include but are not limited to perceptions about EV features, quality, safety, performance and cost; perceptions about the limited range over which EVs may be driven on a single battery charge; volatility in the cost of oil and gasoline; availability of services for EVs; consumers’ perception about the convenience, reliability and cost of charging EVs; and increases in fuel efficiency of internal combustion engine vehicles. Further, numerous EV auto manufacturers have recently announced delays in their previously announced plans to migrate their manufacturing production to be solely or primarily EVs. In addition, macroeconomic factors, including governmental mandates and incentives and the impact of rising interest rates, inflation and a potential economic recession, could impact demand for EVs, particularly since they can be more expensive to purchase than traditional gasoline-powered vehicles. Further, geopolitical factors, such as the ongoing conflict between Russia and Ukraine, conflicts in the Middle East, conflicts between the United States and China or between China and Taiwan may negatively impact the global automotive supply chain and reduce the manufacturing of automobiles, including EVs. If the market for EVs does not develop as expected, if there is any slow-down or delay in overall EV adoption, or if auto manufacturers delay their EV manufacturing rates or eliminate their plans to transition to predominately EV manufacturing, the rate of EV adoption may be adversely affected and the market for EV charging may not develop as a result and ChargePoint’s financial condition and results of operations could be materially and adversely impacted.
Competition
ChargePoint is currently a market leader in North America in commercial Level 2 Alternating Current (“AC”) charging. ChargePoint also offers AC chargers for use at home or multifamily settings and for fleet applications, and high-power Level 3 Direct Current (“DC”) chargers for fast urban charging, corridor or long-trip charging and fleet applications. ChargePoint intends to expand its market share over time in its product categories, leveraging the network effect of its products and Cloud Services software. Existing competitors may expand their product offerings and sales strategies, and new competitors may enter the market. Historically, ChargePoint has sold its Networked Charging Systems and Cloud Services as an integrated “full-stack” offering, providing its customers with a sole-source solution for their EV charging needs, especially in the United States. Recently, ChargePoint has seen an increase in the frequency of customers seeking to disaggregate their networked charging solutions and to implement independent hardware and charging management software solutions, particularly for national or global commercial retailers and large fleet operators. While ChargePoint enables charge station operators to choose ChargePoint’s Cloud Services and select their choice of third-party hardware, and also enables e-mobility services providers to build and integrate their solutions with ChargePoint’s Cloud Services, there is no guarantee that this distributed sales model will be successful. If ChargePoint’s market share decreases due to increased competition, or if ChargePoint is unable to compete with a disaggregate EV charging solutions sales model, its financial condition and results of operations may be materially and adversely impacted. Furthermore, ChargePoint’s success could be negatively impacted if consumers and businesses choose other types of alternative fuel vehicles or high fuel-economy gasoline powered vehicles.
Europe Expansion
ChargePoint operates in North America and several countries in Europe. Europe is expected to be a significant contributor to ChargePoint’s revenue in future years. ChargePoint has been and is investing heavily to succeed in Europe. ChargePoint is also working to grow its European business through partnerships with channel partners and car leasing companies and through its acquisitions of ViriCiti B.V. and has•to•be gmbh. In Europe, ChargePoint primarily competes with other providers of EV charging station networks. ChargePoint’s growth in Europe requires differentiating itself as compared to these existing competitors. If ChargePoint is unable to continue penetrating the market in Europe, its financial condition and results of operations could be materially and adversely impacted.
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
Macroeconomic Trends
ChargePoint has an international presence and as a result is subject to risks and uncertainties caused by significant events with macroeconomic impacts, including, but not limited to geopolitical events, including the ongoing Russia-Ukraine conflict, conflicts in the Middle East, rising political tensions with China, rising inflation and interest rates, monetary policy changes, financial services sector instability, recessions, global pandemics and foreign currency fluctuations. Additionally, these macroeconomic impacts have generally disrupted the operations of its customers and prospective customers. In addition, shifts in ChargePoint’s product mix to DC chargers from AC chargers may negatively affect ChargePoint’s gross profits and gross margins since ChargePoint generally realizes higher gross margins from sales of its AC chargers. Further, disruption to ChargePoint’s supply chains and heightened component and shipping pricing and logistics expenses, which ChargePoint experienced in 2021 and 2022, may further adversely impact ChargePoint’s gross margins, adversely affect demand for ChargePoint’s products, lengthen its product development and sales cycles, and reduce expected spending from new customers, all of which could adversely affect ChargePoint’s business, results of operations and financial condition.
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
ChargePoint has seen its revenue fluctuate based on market demand and other factors, and expects this variability of growth in Networked Charging Systems revenue to continue in the near term. In the long term, it expects revenue to grow in both Networked Charging Systems and subscriptions due to increased demand in EVs and the related charging infrastructure market.

	April 30,
Networked Charging Systems	2024	2023	Change
	(dollar amounts in thousands)
Three months ended	$65,374	$98,320	$(32,946)	(33.5)%
Percentage of total revenue	61.1%	75.6%
Networked Charging Systems revenue decreased during the three months ended April 30, 2024 compared to the three months ended April 30, 2023 primarily due to lower volume of Networked Charging Systems delivered across ChargePoint’s major product families.

	April 30,
Subscriptions	2024	2023	Change
	(dollar amounts in thousands)
Three months ended	$33,444	$26,365	$7,079	26.8%
Percentage of total revenue	31.2%	20.3%
Subscriptions revenue increased during the three months ended April 30, 2024 compared to the three months ended April 30, 2023 primarily due to the growth in the number of Cloud subscriptions and Assure subscriptions for Networked Charging Systems connected to ChargePoint’s network.

	April 30,
Other Revenue	2024	2023	Change
	(dollar amounts in thousands)
Three months ended	$8,224	$5,345	$2,879	53.9%
Percentage of total revenue	7.7%	4.1%
Other revenue increased during the three months ended April 30, 2024 compared to the three months ended April 30, 2023 primarily due to net transaction fees earned for processing payments collected on driver charging sessions.
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

	April 30,
Cost of Networked Charging Systems Revenue	2024	2023	Change
	(dollar amounts in thousands)
Three months ended	$61,066	$80,922	$(19,856)	(24.5)%
Percentage of networked charging systems revenue	93.4%	82.3%
Cost of Networked Charging Systems revenue decreased during the three months ended April 30, 2024 compared to the three months ended April 30, 2023 primarily due to a decrease in Networked Charging Systems delivered.

	April 30,
Cost of Subscriptions Revenue	2024	2023	Change
	(dollar amounts in thousands)
Three months ended	$17,742	$14,804	$2,938	19.8%
Percentage of subscriptions revenue	53.0%	56.2%
Cost of Subscriptions revenue increased during the three months ended April 30, 2024 compared to the three months ended April 30, 2023 primarily due to increases in Assure maintenance costs and network wireless connectivity costs.

	April 30,
Cost of Other Revenue	2024	2023	Change
	(dollar amounts in thousands)
Three months ended	$4,624	$3,769	$855	22.7%
Percentage of other revenue	56.2%	70.5%
Cost of other revenue did not materially fluctuate during the three months ended April 30, 2024 compared to the three months ended April 30, 2023.
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

	April 30,
Gross Profit and Gross Margin	2024	2023	Change
	(dollar amounts in thousands)
Three months ended	$23,610	$30,535	$(6,925)	(22.7)%
Gross margin	22.1%	23.5%	(1.4)%
Gross profit and gross margin both decreased during the three months ended April 30, 2024 compared to the three months ended April 30, 2023 primarily due to a decrease in Networked Charging Systems revenue.
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

	April 30,
Research and Development Expenses	2024	2023	Change
	(dollar amounts in thousands)
Three months ended	$36,052	$49,396	$(13,344)	(27.0)%
Percentage of total revenue	33.7%	38.0%
Research and development expenses decreased during the three months ended April 30, 2024 compared to the three months ended April 30, 2023 primarily due to the Company’s reorganization plans resulting in decreases of $7.6 million in personnel expenses, $1.2 million in stock-based compensation expenses, $2.4 million in engineering materials and service costs, and $2.1 million in consulting and other operating expenses.
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

	April 30,
Sales and Marketing Expenses	2024	2023	Change
	(dollar amounts in thousands)
Three months ended	$35,000	$37,041	$(2,041)	(5.5)%
Percentage of total revenue	32.7%	28.5%
Sales and marketing expenses decreased during the three months ended April 30, 2024 compared to the three months ended April 30, 2023 primarily due to the Company’s reorganization plans resulting in decreases of $1.4 million in personnel expenses and $0.5 million in marketing expenses.
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
ChargePoint expects its general and administrative expenses to decrease as a percentage of revenue as it continues to optimize its operations.

	April 30,
General and Administrative Expense	2024	2023	Change
	(dollar amounts in thousands)
Three months ended	$19,697	$24,020	$(4,323)	(18.0)%
Percentage of total revenue	18.4%	18.5%
General and administrative expenses decreased during the three months ended April 30, 2024 compared to the three months ended April 30, 2023 primarily due to the Company’s reorganization plans resulting in decreases of $1.4 million in personnel expenses, $2.5 million in stock-based compensation expenses, and $2.1 million in consulting expenses, offset by an increase of $1.8 million in other operating expenses.

Interest Income
Interest income consists primarily of interest earned on ChargePoint’s cash, cash equivalents and short-term investments.

	April 30,
Interest Income	2024	2023	Change
	(dollar amounts in thousands)
Three months ended	$3,209	$2,460	$749	30.4%
Percentage of total revenue	3.0%	1.9%
Interest income did not materially fluctuate during the three months ended April 30, 2024 as compared to the three months ended April 30, 2023.
Interest Expense
Interest expense consists primarily of the interest on ChargePoint’s 2028 Convertible Notes that were originally issued in April 2022, and amended in October 2023, which are described more completely below in Liquidity and Capital Resources.

	April 30,
Interest Expense	2024	2023	Change
	(dollar amounts in thousands)
Three months ended	$(6,611)	$(2,926)	$(3,685)	125.9%
Percentage of total revenue	(6.2)%	(2.3)%
Interest expense increased during the three months ended April 30, 2024 as compared to the three months ended April 30, 2023 primarily due to interest expense on the 2028 Convertible Notes. For more information, see Note 6, Debt, in the notes to condensed consolidated financial statements in this Quarterly Report.
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign currency transaction gains and losses.

	April 30,
Other Income (Expense), net	2024	2023	Change
	(dollar amounts in thousands)
Three months ended	$(850)	$573	$(1,423)	(248.3)%
Percentage of total revenue	(0.8)%	0.4%
Other income (expense), net decreased during three months ended April 30, 2024 as compared to the three months ended April 30, 2023 due to unfavorable changes in foreign exchange rates.
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

	April 30,
Provision for (Benefit from) Income Taxes	2024	2023	Change
	(dollar amounts in thousands)
Three months ended	$408	$(427)	$835	(195.6)%
Percentage of loss before provision for income taxes	(0.6)%	0.5%
The provision for (benefit from) income taxes did not materially fluctuate during the three months ended April 30, 2024 as compared to the three months ended April 30, 2023.

Liquidity and Capital Resources
Sources of Liquidity
Historical Sources of Liquidity
ChargePoint has incurred net losses and negative cash flows from operations since its inception, which it anticipates will continue for the foreseeable future. To date, ChargePoint has funded its business and past acquisitions primarily with proceeds from the issuance of common stock, redeemable convertible preferred stock, proceeds from the Merger, proceeds from warrant and option exercises for cash, convertible debt and from customer payments. As of April 30, 2024, ChargePoint had cash and restricted cash of $292.3 million. As of January 31, 2024, ChargePoint had cash and restricted cash of $357.8 million. ChargePoint believes that its cash on hand and cash generated from sales to customers will satisfy its working capital and capital requirements for at least the next twelve months.
2028 Convertible Notes
In April 2022, ChargePoint completed a private placement of $300.0 million aggregate principal amount of convertible notes, with an original maturity date of April 1, 2027 (the “Original Convertible Notes”). In October 2023, ChargePoint completed an amendment to the indenture for the Original Convertible Notes (the “Notes Amendment”) pursuant to which the Cash Interest and PIK Interest (as described below) were increased and the maturity date for the Original Convertible Note was extended to April 1, 2028 (the “2028 Convertible Notes”). The net proceeds from the original sale of the 2028 Convertible Notes were approximately $294.0 million after deducting initial purchaser discounts and commissions and the Company’s offering expenses.
Prior to the Notes Amendment, the Original Convertible Notes bore interest at 3.50% per annum, to the extent paid in cash (“Cash Interest”), which was payable semi-annually in arrears on April 1st and October 1st of each year or 5.00% per annum through the issuance of additional Original Convertible Notes. The 2028 Convertible Notes bear Cash Interest at 7.00% per annum or 8.50% per annum through the issuance of additional 2028 Convertible Notes (“PIK Interest”). The 2028 Convertible Notes are convertible, based on the applicable conversion rate, into cash, shares of ChargePoint Common Stock or a combination thereof, at ChargePoint’s election. The initial conversion rate of the 2028 Convertible Notes is 83.3333 shares per $1,000 principal amount of the 2028 Convertible Notes, subject to customary anti-dilution adjustment in certain circumstances, which represents an initial conversion price of approximately $12.00 per share.
For additional details on the Notes Amendment and the 2028 Convertible Notes refer to Part I, Item 1, Note 6, “Debt,” in ChargePoint’s notes to condensed consolidated financial statements in this Quarterly Report.

2027 Revolving Credit Facility
On July 27, 2023, the Company entered into a revolving credit agreement by and among the Company as the parent guarantor, ChargePoint, Inc. (the “Borrower”), certain subsidiaries of the Borrower as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for senior secured revolving credit facility in an initial aggregate principal amount of up to $150.0 million, with a maturity date of January 1, 2027 (the “2027 Revolving Credit Facility”). Pursuant to the Credit Agreement, the Borrower may from time to time arrange for one or more increases in the commitments under the 2027 Revolving Credit Facility in an aggregate principal amount not to exceed $150.0 million, subject to obtaining the consent of the lenders participating in any such increase. In October 2023, the Company entered into an amendment to the Credit Agreement to, among other things, permit the Company to complete the Notes Amendment.
As of April 30, 2024, the Borrower had no borrowings outstanding or letters of credit under the 2027 Revolving Credit Facility and, as a result, had a borrowing capacity of up to $150.0 million.
For additional details on the 2027 Revolving Credit Facility refer to Part I, Item 1, Note 6, “Debt,” in ChargePoint’s notes to condensed consolidated financial statements in this Quarterly Report.

Shelf Registration and ATM Facility
On July 1, 2022, ChargePoint filed a registration statement on Form S-3 (File No. 333-265986) with the SEC (that was declared effective by the SEC on July 12, 2022), which permits ChargePoint to offer up to $1.0 billion of shares of Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time (the “Shelf Registration Statement”). As part of the Shelf Registration Statement, ChargePoint filed a prospectus supplement registering for sale from time to time up to $500.0 million shares of Common Stock pursuant to a sales agreement (the “ATM Facility”). During the three months ended April 30, 2024, there were no sales of the Company’s Common Stock pursuant to the ATM Facility. As of April 30, 2024, $161.6 million of shares of Common Stock remained available for sale pursuant to the ATM Facility.
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
ChargePoint may continue to opportunistically seek access to additional funds through public or private equity offerings or debt financings, including through potential sales of Common Stock under its ATM Facility and drawing down amounts under the 2027 Revolving Credit Facility. If ChargePoint raises funds by issuing equity securities or debt securities convertible into equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of Common Stock. If ChargePoint raises funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of Common Stock. The terms of debt securities or borrowings could impose significant restrictions on ChargePoint’s operations and expose ChargePoint to enhanced risks associated with rising interest rates and elevated inflation experienced. The capital markets have in the past, and may in the future, experience periods of higher volatility that could impact the availability and cost of equity and debt financing.
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
If ChargePoint requires additional financing, it may not be able to raise such financing on acceptable terms or at all, particularly if certain unfavorable economic and market conditions persist or worsen and a potential recession or other economic downturn would intensify these risks. If ChargePoint is unable to raise additional capital or generate cash flows necessary to expand its operations and invest in continued innovation, it may not be able to compete successfully, which would harm its business, results of operations and financial condition. If adequate funds are not available, ChargePoint may need to reconsider its expansion plans or limit its research and development activities, which could have a material adverse impact on its business prospects and results of operations.

Cash Flows
For the Three Months Ended April 30, 2024 and 2023
The following table sets forth a summary of ChargePoint’s cash flows for the periods indicated:

	Three Months ended April 30,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(62,542)	$(104,245)
Investing activities	(3,468)	99,160
Financing activities	1,042	23,759
Effects of exchange rates on cash, cash equivalents, and restricted cash	(583)	511
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(65,551)	$19,185
Net Cash Used in Operating Activities
During the three months ended April 30, 2024, net cash used in operating activities was $62.5 million, consisting primarily of a net loss of $71.8 million and change in net operating assets of $30.4 million, partially offset by an add back of non-cash charges of $39.6 million. The noncash charges consisted primarily of $21.6 million of stock-based compensation expense, $8.8 million of inventory reserves and other costs, $8.2 million of depreciation, amortization, and amortization of deferred contract acquisition costs, and $0.9 million of non-cash operating lease cost. The change in operating assets and liabilities was mainly driven by increases in inventories of $25.0 million and prepaid expenses and other assets of $2.9 million and decrease in accounts payable, operating lease liabilities, and accrued and other liabilities of $10.8 million, offset by decrease in accounts receivable, net, of $4.8 million and an increase in deferred revenue of $3.5 million.
During three months ended April 30, 2023, net cash used in operating activities was $104.2 million and change in net operating assets of $61.5 million, offset by an add back of non-cash charges of $36.7 million. The non-cash charges consisted primarily of $24.0 million of stock-based compensation expense, $7.7 million of depreciation, amortization expense and amortization of deferred contract acquisition costs, $3.9 million of inventory reserves and other costs, and $1.1 million of non-cash operating lease cost. The change in operating assets and liabilities was mainly driven by increases in inventories of $53.1 million, prepaid expenses and other assets of $17.9 million, and accounts receivable, net, of $2.0 million, offset by increases in deferred revenue of $6.6 million and accounts payable, operating lease liabilities, and accrued and other liabilities of $4.9 million.
Net Cash (Used In) Provided by Investing Activities
During the three months ended April 30, 2024, net cash used in investing activities was $3.5 million related to purchases of property and equipment.
During the three months ended April 30, 2023, net cash provided by investing activities was $99.2 million consisting of cash received from maturities of short-term investments of $105.0 million, partially offset by purchases of property and equipment of $5.8 million and an immaterial initial cash investment in a joint venture.
Net Cash Provided by Financing Activities
During the three months ended April 30, 2024, net cash provided by financing activities was $1.0 million, consisting of proceeds from the issuance of Common Stock under employee equity plans of $3.5 million, net of tax withholdings, offset by change in driver funds and amounts due to customers of $2.5 million.
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
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires ChargePoint to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. The Company evaluates its estimates and assumptions on an ongoing basis, and bases its estimates on historical experience and on various other assumptions that ChargePoint believes to be reasonable under the circumstances, the results of which form the basis for the judgments ChargePoint makes about the carrying value of assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from these estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond ChargePoint’s control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on ChargePoint’s results of operations, financial position and statement of cash flows.
Other than the policies noted in Part I, Item 1, Note 2, Summary of Significant Accounting Policies, in the Company’s notes to condensed consolidated financial statements in this Quarterly Report, there have been no material changes to its critical accounting policies and estimates as compared to those disclosed in its audited consolidated financial statements as of January 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
ChargePoint is exposed to market risk for changes in interest rates. ChargePoint had cash, cash equivalents and restricted cash totaling $292.3 million as of April 30, 2024. Cash equivalents were invested primarily in money market funds. ChargePoint’s investment policy is focused on the preservation of capital and supporting its liquidity needs. Under the policy, ChargePoint historically invests in highly rated securities issued by the U.S. government, and short duration or liquid money market funds. ChargePoint does not invest in financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments. ChargePoint utilizes external investment managers who adhere to the guidelines of its investment policy.
A hypothetical 10% change in interest rates would not have a material impact on the value of ChargePoint’s cash and cash equivalents. There was no material change in ChargePoint’s interest rate risk during the three months ended April 30, 2024 compared to the same period in 2023.
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
Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies can impact ChargePoint’s net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 10% would not result in a material foreign currency loss on foreign-denominated balances as of April 30, 2024. There was no material change in ChargePoint’s foreign currency risk during the three months ended April 30, 2024 compared to the same period in 2023.
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
ChargePoint’s management, with participation of its Chief Executive Officer and interim Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of ChargePoint’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and interim Chief Financial Officer concluded that ChargePoint’s disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting identified during the evaluation that occurred during the quarter ended April 30, 2024, that have materially affected, or are reasonably likely to materially affect, ChargePoint’s internal control over financial reporting.

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
More information with respect to this item may be found in Note 7, Commitments and Contingencies, in the accompanying notes to the condensed consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, under “Legal Proceedings” which is incorporated herein by reference.
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
Summary of Principal Risks Associated with ChargePoint’s Business
•ChargePoint operates in the early-stage market of electric vehicle (“EV”) adoption and has a history of losses and negative cash flows from operating activities, and expects to incur significant expenses and continuing losses for the near term.
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
•If ChargePoint is unable to accurately anticipate market demand for its products, ChargePoint may have difficulty managing its production and inventory and ChargePoint’s operating results could be harmed.
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
•ChargePoint previously identified material weaknesses in its internal control over financial reporting. If ChargePoint identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting, this may result in material misstatements contained within ChargePoint’s consolidated financial statements or cause ChargePoint to fail to meet its periodic reporting obligations.

Risks Related to ChargePoint’s Business
ChargePoint operates in the early-stage market of EV adoption and has a history of losses and negative cash flows from operating activities, and expects to incur significant expenses and continuing losses for the near term.
ChargePoint incurred a net loss of $457.6 million for the fiscal year ended January 31, 2024 and had net loss of $71.8 million for the three months ended April 30, 2024. As of April 30, 2024, ChargePoint had an accumulated deficit of $1,686.2 million. ChargePoint incurred negative cash flows from operating activities of $62.5 million for the three months ended April 30, 2024. ChargePoint believes it will continue to incur significant operating expenses and net losses in future quarters for the near term. There can be no assurance that it will be able to achieve or maintain profitability in the future. ChargePoint’s potential profitability is particularly dependent upon the continued adoption of EVs by consumers and fleet operators and the widespread adoption of electric fleets, other vehicles and other electric transportation modalities, each of which are still in the very early stages of adoption and may not occur with the volume and timing that ChargePoint expects.
ChargePoint has experienced significant growth in recent periods in a rapidly evolving industry and expects to invest in growth for the foreseeable future. If it fails to manage growth effectively, its business, operating results and financial condition could be adversely affected.
ChargePoint operates in the evolving EV mobility industry that is characterized by rapid and unpredictable shifts in technological innovation and leaders, intense competition, changing EV adoption rates and customer preferences, evolving and shifting production and manufacturing plans from EV manufacturers and frequent introductions of new products, technologies, and services. ChargePoint may not be able to adapt to the dynamic nature of the evolving EV mobility industry, sustain the pace of improvements to its products successfully or implement systems, processes, and controls in an efficient or timely manner or in a manner that does not negatively affect the results of its operations. ChargePoint has grown significantly in recent periods and, as a result, ChargePoint has a relatively short history operating its business at its current scale. The growth and expansion of its business has placed and continues to place a significant strain on management, operations, financial infrastructure and corporate culture.
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
The EV charging market is relatively new and competition is still developing. Generally, ChargePoint competes with manufacturers of non-networked hardware charging systems, software providers that offer solutions to access and manage non-networked hardware charging systems, and Charge-Point Operators or auto OEMs that acquire access to sites and leverage first or third-party hardware and software to build out charging infrastructure to sell energy. Large early-stage markets require early engagement across verticals and customers to gain market share, and ongoing effort to scale channels, installers, teams and processes. In Europe particularly, some customers require solutions not yet available and ChargePoint’s entrance into Europe requires establishing itself against existing competitors. In addition, there are multiple competitors in North America and Europe with limited funding, which could cause poor user experiences, hampering overall EV adoption or trust in any particular provider.
In addition, there are other means for charging EVs, which could affect the level of demand for onsite charging capabilities at businesses. For example, Tesla Inc. has opened its supercharger network up to non-Tesla EVs, which could reduce overall demand for EV charging at other sites, including ChargePoint’s. In addition, many of the major EV manufacturers have recently announced the adoption of the SAE J3400, formerly known as North American Charging Standard or NACS as the standard charging port for their future EV models. Widespread adoption of the SAE J3400 by EV manufacturers may mean use of EV charging networks, including ChargePoint’s, that historically make use of other charging port standards such as the Combined Charging System (“CCS”) or CHAdeMO, less desirable in the future unless owners or operators of such charging stations retrofit or upgrade their charging stations to be SAE J3400 enabled. In addition to competition from established EV charging station network providers, third-party contractors can provide basic electric charging capabilities to potential customers seeking to have on premises EV charging capability or individual customers seeking home charging. Finally, many EV charging manufacturers, including ChargePoint, are offering home charging equipment, which could reduce demand for on premise charging capabilities of potential customers and reduce the demand for onsite charging capabilities if EV owners find charging at home to be sufficient.
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
Disruptions in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers have in the past and may in the future result in additional costs and, to a lesser extent, component shortages, and have led to fluctuations in EV sales in markets around the world. Increased demand for personal electronics and trade restrictions that affect raw materials have contributed in the past and may in the future result in a shortfall of semiconductor chips, which has caused additional supply challenges both within and outside of ChargePoint’s industry. Supply chain challenges, component shortages and heightened logistics costs have previously adversely affected ChargePoint’s gross margins and may do so again in the future. ChargePoint may need to incur additional costs to expedite delivery of components and replacement parts used in charging stations or in providing installation or maintenance services or to proactively increase inventory. In the event ChargePoint is required to take such actions, ChargePoint may need to raise its prices, impose surcharges or other fees or refuse to negotiate discounts.
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
•natural disasters or other events beyond ChargePoint’s control (such as earthquakes, utility interruptions, tsunamis, hurricanes, typhoons, floods, storms or extreme weather conditions, fires, regional economic downturns, regional or global health epidemics); and
•geopolitical turmoil, including the ongoing invasion of Ukraine by Russia and conflicts in the Middle East, rising political tensions with China or increased trade restrictions between the United States, Russia, China and other countries, social unrest, political instability, terrorism, or other acts of war which may further adversely impact supply chains, shipping, transportation and logistics disruptions.
The United States has imposed extraordinary tariffs and extensive export controls targeted primarily at the semiconductor industry in China. If China retaliates to such measures or there is a conflict between China and Taiwan, which is a leading producer of semiconductors, there could be further disruption to the semiconductor industry and global supply chains. ChargePoint or the suppliers it procures components from may be unable to manufacture products at prices ChargePoint’s customers would accept, or at all. Any inability to pass on future increased costs to customers would put downward pressure on ChargePoint’s gross margins and adversely affect ChargePoint’s business, results of operations and financial condition. In addition, while ChargePoint has not yet experienced a direct impact to its supply chain due to the conflict between Russia and Ukraine, conflicts in the Middle East or rising political tensions with China, ChargePoint may experience an impact in the future due to increased fuel and shipping costs, limited supply of components or replacement parts used by ChargePoint in its manufacturing process or the automotive industry in general, and delays caused by changes to global shipping routes and logistics. Such adverse impacts on ChargePoint’s supply chain could limit its ability to manufacture and sell its products on a timely and cost-effective basis and adversely affect its gross margins, which could materially adversely affect ChargePoint’s business and results of operations.

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
ChargePoint’s primary operations are in the United States and it maintains contractual relationships with parts and manufacturing suppliers in the Asia-Pacific region, Mexico and other locations. Also, ChargePoint is continuing to invest to increase its presence in Europe, including by its acquisitions of ViriCiti B.V. and has•to•be gmbh, and to maintain research and development teams in Gurgaon and Bangalore, India, Reading, England and Radstadt, Austria. Managing these expansions requires additional resources and controls, and could subject ChargePoint to risks associated with international operations, including:
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
•compliance with environmental, social, governance and sustainability directives adopted and promulgated by the EU such as the Corporate Sustainability Reporting Directive and Corporate Sustainability Due Diligence Directive when, and if, they become applicable to ChargePoint or its European subsidiaries;
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
Some of ChargePoint’s executive officers have limited experience in the management of a publicly-traded company. For example, Mr. Rick Wilmer was recently appointed as ChargePoint’s Chief Executive Officer in November 2023, marking the first time Mr. Wilmer has served as the Chief Executive Officer for a publicly-traded company. In addition, as of June 2024, ChargePoint is conducting a search for a Chief Financial Officer and Chief Revenue Officer. The management team may not successfully or effectively conduct the management of a public company that is subject to significant regulatory oversight and reporting obligations under federal securities laws, particularly in light of the Securities and Exchange Commission’s (“SEC”) increasing focus on former shell companies.
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
While ChargePoint maintains information technology measures designed to protect it against intellectual property theft, data breaches, sabotage and other external or internal cyber-attacks or misappropriation, its systems and those of its service providers are potentially vulnerable to malware, ransomware, viruses, denial-of-service attacks, phishing attacks, social engineering, computer hacking, unauthorized access, exploitation of bugs, defects and vulnerabilities, breakdowns, damage, interruptions, system malfunctions, power outages, terrorism, acts of vandalism, security breaches, security incidents, inadvertent or intentional actions by employees or other third parties, and other cyber-attacks. Further, most of the networked charging stations ChargePoint sells are owned and operated by third-parties who are responsible for the physical safety of the charging stations. Failure on the part of ChargePoint’s customers to adequately assure the physical safety of charging stations may result in unauthorized access to ChargePoint’s systems or network. To the extent any security incident results in unauthorized access or damage to or acquisition, use, corruption, loss, destruction, alteration or dissemination of ChargePoint data, including intellectual property and personal information, or ChargePoint products, or for it to be believed or reported that any of these occurred, it could disrupt ChargePoint’s business, harm its reputation, compel it to comply with applicable data breach notification laws, subject it to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require it to verify the correctness of database contents, or otherwise subject it to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to ChargePoint and result in significant legal and financial exposure and/or reputational harm.
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
If ChargePoint does not successfully implement, maintain or expand its information technology systems as planned, its operations may be disrupted, its ability to accurately and/or timely report its financial results could be impaired and deficiencies may arise in its internal control over financial reporting, which may impact its ability to certify its financial results (see also “Financial, Tax and Accounting-Related Risks--ChargePoint previously identified material weaknesses in its internal control over financial reporting. If ChargePoint identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting, this may result in material misstatements contained within ChargePoint’s consolidated financial statements or cause ChargePoint to fail to meet its periodic reporting obligations,” for more detail). Moreover, ChargePoint’s proprietary information, including intellectual property and personal information, could be compromised or misappropriated, its reputation may be adversely affected if these systems or their functionality do not operate as expected and ChargePoint may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

Computer malware, viruses, ransomware, hacking, phishing attacks and similar disruptions could result in security and privacy breaches and interruption in service, which could harm ChargePoint’s business.
From time to time, ChargePoint has experienced cyberattacks on its information technology infrastructure and systems. Computer malware, viruses, physical or electronic break-ins and similar disruptions could lead to interruption and delays in ChargePoint’s services and operations and loss, misuse or theft of data. Computer malware, viruses, ransomware, hacking and phishing attacks against online networks have become more prevalent and may occur on ChargePoint’s systems in the future. ChargePoint’s business may be subject to heightened risks of cyber intrusion as nation-state hackers seek access to technology used by the U.S. government and as criminal enterprise hackers, which may or may not be affiliated with foreign governments, use ransomware attacks to disable critical infrastructure and extort companies for ransom payments. Cyber security organizations in many countries have published warnings of increased cybersecurity threats to U.S. businesses, and external events, like the conflict between Russia and Ukraine, conflicts in the Middle East, or rising political tensions with China may increase the likelihood of cybersecurity attacks, particularly directed at energy, fueling or infrastructure service providers. ChargePoint has also been targeted by spear phishing attacks, in which an email directed at a specific individual or department is disguised to appear to be from a trusted source to obtain sensitive information. Any attempts by cyber attackers to disrupt ChargePoint’s services or systems, if successful, could harm its business, introduce liability to data subjects, result in the misappropriation of funds, be expensive to remedy, subject ChargePoint to substantial fines, penalties, damages and other liabilities under applicable laws and regulations, lead to a loss of protection of its intellectual property or trade secrets and damage its reputation or brand.
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
ChargePoint’s future growth is highly dependent upon the adoption of EVs by businesses and consumers. The market for EVs is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and factors, evolving government regulation and industry standards, changing consumer demands and behaviors, changing levels of concern related to environmental issues and governmental initiatives related to energy independence, climate change and the environment generally. Although demand for EVs has grown in recent years, the rate of EV sales is highly volatile and there is no guarantee of continuing future demand. If the market for EVs develops more slowly than expected, or if demand for EVs decreases, ChargePoint’s business, prospects, financial condition and operating results would be harmed. The market for EVs could be affected by numerous factors, such as:
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
In addition, the EV charging infrastructure tax credits, pursuant to Section 30C of the Code, are subject to an 80% reduction if the applicable project does not satisfy certain prevailing wage and apprenticeship requirements (and none of the relevant exceptions apply). If these requirements are not satisfied, the demand for ChargePoint’s network charging solutions may be adversely impacted by the reduced credits available, which could have a material adverse effect on ChargePoint’s business, financial condition and results of operations.
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
ChargePoint’s future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. ChargePoint plans to incur significant research and development costs in the future as part of its efforts to design, develop, manufacture and introduce new products and enhance existing products. ChargePoint’s research and development expenses were $36.1 million during the three months ended April 30, 2024, and $220.8 million, $195.0 million, and $145.0 million during the fiscal years ended January 31, 2024, 2023 and 2022, respectively, and may grow in the future. Further, ChargePoint’s research and development program may not produce successful results, and its new products may not achieve market acceptance, create additional revenue or become profitable.
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
In addition, automobile manufacturers may choose to utilize their own proprietary systems, which could lock out competition for EV charging stations, or to use their size and market position to influence the market, which could limit ChargePoint’s market and reach to customers, negatively impacting its business. For example, many of the major EV manufacturers have announced the adoption of the SAE J3400 as the standard charging port for their future EV models. It is possible that other charging or similar standards may be introduced into the emerging EV market by EV manufacturers, EV charging infrastructure suppliers and other market participants which may not be compatible with ChargePoint’s products or technologies that may cause ChargePoint to have to adapt its business, processes or services to comply with such standard, which may require significant time and research and development costs and, as a result, may have a material and adverse effect on ChargePoint’s revenue or results of operations,

Further, should regulatory bodies impose charging standards that are not compatible with ChargePoint’s products or infrastructure, ChargePoint may incur significant costs to adapt its business model to the new regulatory standards, which may require significant time and, as a result, may have a material and adverse effect on ChargePoint’s revenue or results of operations.
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
ChargePoint provides support to its commercial, fleet and residential EV charging station owners and operators. Such support services are generally provided under its Assure warranty program, including proactive charging station monitoring, guaranteed service response times and labor and parts warranties. ChargePoint further provides support for EV drivers connecting to and utilizing ChargePoint’s Cloud Services and its network of EV charging stations, including customer support services and mobile services. ChargePoint’s support organization faces additional challenges associated with its international operations, including those associated with delivering support, training, and documentation in languages other than English. If ChargePoint fails to maintain high-quality customer support or comply with support requirements under its Cloud Services or Assure warranty program, ChargePoint may incur additional costs, be obligated to provide refunds, rebates or pay performance penalties to its customers and EV charging station owners, or suffer the cancellation of Cloud Services and Assure warranty agreements, the occurrence of any of which may increase ChargePoint’s expenses and costs or result in less revenue for ChargePoint, which may adversely affect ChargePoint’s reputation, business, results of operations, and financial condition.
In addition to providing direct customer support, ChargePoint also relies on channel partners in order to provide frontline support to some of its customers, including with respect to commissioning, maintenance, component part replacements and repairs of charging stations. If ChargePoint’s channel partners do not provide support to the satisfaction of ChargePoint’s customers, ChargePoint may be required to hire additional personnel and to invest in additional resources in order to provide an adequate level of support, generally at a higher cost than that associated with its channel partners, which may increase ChargePoint’s costs and expenses and adversely affect ChargePoint’s gross margins. There can be no assurance that ChargePoint will be able to hire sufficient support personnel as and when needed. To the extent that ChargePoint is unsuccessful in hiring, training, and retaining adequate support personnel, its ability to provide high-quality and timely support to its customers will be negatively impacted and its customers’ satisfaction with its Cloud Services and EV charging stations could be adversely affected. Any failure to maintain high-quality customer support, or a market perception that ChargePoint does not maintain high-quality customer support, could adversely affect ChargePoint’s reputation, business, results of operations, and financial condition, particularly with respect to its fleet customers (see also “Risks Related to ChargePoint’s Business--Supply chain disruptions, component shortages, manufacturing interruptions or delays could adversely affect ChargePoint’s ability to meet customer demand, lead to higher costs, and adversely affect ChargePoint’s business and results of operations.”).
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
Financial, Tax and Accounting-Related Risks
ChargePoint previously identified material weaknesses in its internal control over financial reporting. If ChargePoint identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting, this may result in material misstatements contained within ChargePoint’s consolidated financial statements or cause ChargePoint to fail to meet its periodic reporting obligations.
ChargePoint is required to provide management’s attestation on internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). The standards required for a public company under Section 404(a) and Section 404(b) of Sarbanes-Oxley are significantly more stringent than those previously required of ChargePoint as a privately-held company. Management may not be able to effectively and timely implement controls and procedures that adequately satisfy the compliance and reporting requirements of Section 404(a) and/or Section 404(b) of Sarbanes-Oxley. If ChargePoint is not able to implement these requirements in a timely manner or with adequate compliance, it may not be able to assess whether its internal control over financial reporting is effective, which may subject it to adverse regulatory consequences and could harm investor confidence.
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
As previously disclosed in ChargePoint’s Annual Report on Form 10-K for the year ended January 31, 2023, and in subsequent quarterly reports, ChargePoint did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of its consolidated financial statements. Specifically, ChargePoint did not design and maintain (a) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (b) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to its financial applications and data to appropriate company personnel and (c) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements. See Part II, Item 9A. Controls and Procedures in ChargePoint’s Annual Report on Form 10-K filed on April 1, 2024, for more information related to ChargePoint’s remediation of these material weaknesses during its fiscal year ended January 31, 2024.
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
While the material weaknesses related to internal controls over financial reporting previously disclosed by ChargePoint have since been remediated, the process of designing and implementing an effective financial reporting system is a continuous effort that requires ChargePoint to anticipate and react to changes in its business, to economic and regulatory environments and to expend significant resources to maintain a financial reporting system that satisfies its reporting obligations. ChargePoint may be unable to meet the reporting demands as a public company, including the requirements of Sarbanes-Oxley, and may be unable to accurately report its financial results, or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Sarbanes-Oxley, when and as applicable, could also potentially subject ChargePoint to sanctions or investigations by the SEC or other regulatory authorities. Any failure to maintain or implement required new or improved controls, or any difficulties ChargePoint encounters in their implementation, could result in additional material weaknesses, cause ChargePoint to fail to meet its reporting obligations or result in material misstatements in its financial statements which could result in violations of applicable securities laws, stock exchange listing requirements, and the covenants under ChargePoint’s debt agreements, subject ChargePoint to litigation and investigations, negatively affect investor confidence in ChargePoint’s financial statements, and adversely impact its stock price and its ability to access capital markets. Furthermore, if ChargePoint cannot provide reliable financial reports or prevent material misstatements due to fraud or error, its business and results of operations could be harmed, and investors could lose confidence in its reported financial information. ChargePoint can give no assurance that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or any circumvention of these controls. In addition, even if ChargePoint is successful in strengthening its internal controls and procedures, in the future those internal controls and procedures may not be adequate to prevent or sufficiently identify irregularities or errors or to facilitate the fair presentation of ChargePoint’s financial statements.
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
For example, on December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”), was signed into law making significant changes to the Code, and certain provisions of the Tax Act adversely affect ChargePoint. In particular, sweeping changes were made to the U.S. taxation of foreign operations. Changes include, but are not limited to, a reduction to the corporate income tax rate, limiting interest deductions, a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017, the elimination of carrybacks of net operating losses, adopting elements of a territorial tax system, assessing a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.-owned foreign corporations, and introducing certain anti-base erosion provisions, including a new minimum tax on global intangible low-taxed income and base erosion and anti-abuse tax. The Tax Act could be subject to potential amendments and technical corrections, and is subject to interpretations and implementing regulations by the U.S. Treasury and Internal Revenue Service (“IRS”), any of which could mitigate or increase certain adverse effects of the legislation. For example, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) modified certain provisions of the Tax Act.
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
ChargePoint faces increased legal, accounting, administrative, disclosure and other costs and expenses as a public company that it did not incur as a private company. Sarbanes-Oxley, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements increases costs and make certain activities more time-consuming. A number of those requirements require ChargePoint to carry out activities it has not done previously and additional expenses associated with SEC reporting requirements will continue to be incurred. Furthermore, if any issues in complying with those requirements are identified ChargePoint may be subject to additional costs and expenses to come into compliance (see also “Financial, Tax and Accounting-Related Risks—ChargePoint previously identified material weaknesses in its internal control over financial reporting. If ChargePoint identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting, this may result in material misstatements contained within ChargePoint’s consolidated financial statements or cause ChargePoint to fail to meet its periodic reporting obligations,” for more detail). ChargePoint has incurred costs and could incur additional costs to rectify new issues, and the existence of these issues could adversely affect its reputation or investor perceptions. In addition, as a public company, ChargePoint maintains director and officer liability insurance, for which it must pay substantial premiums. The additional reporting and other obligations imposed by rules and regulations applicable to public companies increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. Advocacy efforts by stockholders and third-parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
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
In addition, State Attorneys General have begun enforcement actions under the new state privacy laws. Although ChargePoint initiated compliance programs designed to ensure compliance with state privacy laws after consulting with outside privacy counsel, ChargePoint may remain exposed to ongoing legal risks and compliance costs related to state privacy laws as well as evolving privacy and information security standards under consumer protection laws, including those enforced by the Federal Trade Commission (“FTC”). In the event ChargePoint is subject to litigation, penalties, or enforcement actions pursuant to the GDPR, UK GDPR, California Consumer Privacy Act (“CCPA”) and newer state privacy laws in the United States, the FTC or other applicable state laws, ChargePoint may be subject to fines and penalties, remediation measures which will divert management’s time and attention, as well as harm to its reputation.
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
ChargePoint’s business faces increasing regulation and disclosure obligations related to environmental, social and governance issues, including supply chain management, climate change, safety, diversity and inclusion, workplace conduct, and human rights. For example, in March 2024, the SEC adopted final rules to require public companies to disclose certain climate-related information. While the SEC has imposed a voluntary stay on the implementation of the climate-related disclosures, if and when the stay is lifted, the final SEC rules may require ChargePoint to disclose, among other things: material climate-related risks; activities to mitigate or adapt to such risks; information about ChargePoint’s board of directors' oversight of climate-related risks and management’s role in managing material climate-related risks; and information on any climate-related targets or goals that are material to ChargePoint’s business, results of operations, or financial condition.
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
These and other reporting or disclosure requirements may not entirely align and thus require ChargePoint to duplicate certain or make different efforts or use different reporting methodologies in order to comply with each regulatory requirement. These, and additional legislation which may be passed, may cause ChargePoint to incur significant additional costs for compliance due to the need for expanded data collection, analysis, and certification with respect to greenhouse gas emissions and other climate change related risks. ChargePoint may also incur additional costs or require additional resources to monitor, report and comply with such stakeholder expectations, standards and legislation, and to meet climate change targets and commitments if established. If ChargePoint fails to meet applicable standards or expectations with respect to these issues across all of its operations and activities, its reputation and brand could be damaged, and its business, financial condition and results of operations could be adversely impacted.

As a result of ChargePoint’s U.S. and international operations, its is subject to a variety of anti-corruption and anti-money laundering laws and regulations, and may face penalties and other adverse consequences for violations if it fails to meet the applicable legal and regulatory requirements.
Because of its U.S. and international operations, ChargePoint is subject to anti-corruption laws and regulations in the U.S. and internationally, including U.S. domestic bribery laws, the FCPA, the U.S. Travel Act, the Anti-Bribery Act and other applicable anti-bribery and corruption laws. In addition, ChargePoint may be subject to anti-money laundering laws in some countries in which it conducts activities. ChargePoint faces significant risks if it fails to comply with the FCPA and other anti-corruption laws, which are interpreted broadly and collectively prohibit companies and their employees, agents, contractors and other third-party intermediaries from promising, authorizing, offering, providing, soliciting and/or receiving, directly or indirectly, improper payments or anything else of value to or from persons in the public or private sector for the purpose of obtaining or retaining business, directing business to any person, or otherwise securing an improper advantage. The FCPA also requires U.S. public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Enforcement activities under the FCPA, or other applicable anti-corruption laws or anti-money laundering laws may subject ChargePoint to administrative and legal proceedings and actions, which could result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, preclusion from participating in public tenders, breach of contract and fraud litigation, adverse media coverage, reputational harm, and other consequences that could have an adverse effect on ChargePoint’s business, operating results and prospects. In addition, ensuring compliance may be costly and time-consuming and responding to any enforcement action may result in a significant diversion of management’s attention and resources, significant defense costs and other professional fees.
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
ChargePoint may raise additional capital through the issuance of equity or debt securities in the future. In that event, the ownership of existing ChargePoint stockholders would be diluted and the value of the stockholders' equity in Common Stock could be reduced. If ChargePoint raised more equity capital from the sale of Common Stock, institutional or other investors may negotiate terms more favorable than the current prices of ChargePoint’s Common Stock. If ChargePoint issues debt securities, the holders of the debt would have a claim to ChargePoint assets that would be prior to the rights of stockholders until the debt is repaid. Interest on these debt securities would increase costs and could negatively impact operating results. In April 2022, ChargePoint completed a private placement of $300.0 million of aggregate principal amount of convertible notes with an original maturity date of April 1, 2027, which were subsequently amended in October 2023 to, among other things, extend the maturity date of the convertible notes until April 1, 2028 (the “2028 Convertible Notes” and such amendment, the “Notes Amendment”). The 2028 Convertible Notes may decrease ChargePoint’s business flexibility and access to capital, require a significant amount of cash to service, dilute the ownership interest of existing stockholders and otherwise depress the price of its Common Stock, and delay or hinder an otherwise beneficial takeover of the Company. On July 1, 2022, ChargePoint filed a Registration Statement on Form S-3 (File No. 333-265986), which permits ChargePoint to offer up to $1.0 billion shares of ChargePoint Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time (the “Shelf Registration Statement”). Further, as part of the Shelf Registration Statement, ChargePoint may also sell shares of its Common Stock in “at-the-market” offerings pursuant to that certain common stock sales agreement dated July 1, 2022, by and among ChargePoint and the underwriters thereto (the “ATM Facility”). As of April 30, 2024, $161.6 million of shares of Common Stock remained available for sale pursuant to the ATM Facility. The sale of a substantial number of shares of ChargePoint Common Stock pursuant to the ATM Facility, the Shelf Registration Statement or otherwise, or anticipation of any such sales, could cause the trading price of ChargePoint’s Common Stock to decline or make it more difficult for ChargePoint to sell equity or equity-related securities in the future at a time and at a price that ChargePoint might otherwise desire. In addition, issuances of any shares of ChargePoint Common Stock sold pursuant to the ATM Facility or any securities sold pursuant to the Shelf Registration Statement will have a dilutive effect on our existing stockholders.
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
•changes in capital structure, including future issuances of securities or the incurrence of debt; and
•general economic, political and market conditions, including those resulting from the ongoing conflict between Russia and Ukraine, conflicts in the Middle East, rising political tensions with China and increased trade restrictions by governmental and private entities.
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
ChargePoint has been, and may in the future become, the target of securities class actions or stockholder derivative claims. Securities-related class action litigation has often been brought against companies, including many special purpose acquisition corporations which ChargePoint was prior to the Merger, as the result of volatility experienced in the market price of their securities. This risk is especially relevant for ChargePoint as it experiences significant stock price volatility in connection with the expansion of the nascent electric vehicle charging infrastructure market, introduction of new products and the transition of executive management members. Volatility in ChargePoint’s stock price and other matters affecting ChargePoint’s business and operations may subject ChargePoint to actual and threatened securities class actions or stockholder derivative claims. Regardless of merit or outcome, ChargePoint’s involvement in any litigation or other administrative proceedings could cause ChargePoint to incur substantial expenses and could significantly divert the efforts of ChargePoint’s management. Any public announcements related to litigation or administrative proceedings initiated or threatened against ChargePoint could cause its stock price to decline. See Note 7, Commitments and Contingencies in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, under “Legal Proceedings” for more information related to ChargePoint’s existing securities class action and stockholder derivative actions.
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
As of April 30, 2024, the warrants to purchase Legacy ChargePoint common stock (the “Legacy Warrants”) were exercisable for 34,499,436 shares of Common Stock. Any shares of ChargePoint’s Common Stock issued upon exercise of Legacy Warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of ChargePoint’s Common Stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(a)None
(b)None
(c)Securities Trading Plans for Executive Officers and Directors
On March 7, 2024, Ekta Singh-Bushell, a member of the Company’s Board of Directors, terminated a pre-arranged stock trading plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which was adopted on June 14, 2023 (the “Singh-Bushell Trading Plan”) and provided for the potential sale of up to 8,848 shares of the Company’s common stock on specified dates until the earlier of April 18, 2025, or when all the shares under the Singh-Bushell Trading Plan were sold.
During the three months ended April 30, 2024, none of our directors or executive officers, other than Ms. Singh-Bushell, modified or terminated a Rule 10b5-1 trading arrangement or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.

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

June 6, 2024

CHARGEPOINT HOLDINGS, INC.

	By:	/s/ Mansi Khetani
	Name:	Mansi Khetani
	Title:	Interim Chief Financial Officer and Principal Financial Officer