Form 10-Q
period 2024-07-31
ChargePoint Holdings, Inc.
filed 2024-09-09
CIK 1777393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2024
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

The registrant had outstanding 431,580,576 shares of common stock as of August 30, 2024.

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

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ChargePoint Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data, unaudited)

	July 31, 2024	January 31, 2024
Assets
Current assets:
Cash and cash equivalents	$243,263	$327,410
Restricted cash	400	30,400
Accounts receivable, net of allowance of $15,500 as of July 31, 2024 and $14,000 as of January 31, 2024	111,480	124,049
Inventories	228,519	198,580
Prepaid expenses and other current assets	69,249	62,244
Total current assets	652,911	742,683
Property and equipment, net	39,306	42,446
Intangible assets, net	74,490	80,555
Operating lease right-of-use assets	15,604	15,362
Goodwill	213,757	213,750
Other assets	7,709	8,567
Total assets	$1,003,777	$1,103,363

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$71,441	$71,081
Accrued and other current liabilities	146,679	159,104
Deferred revenue	102,863	99,968
Total current liabilities	320,983	330,153
Deferred revenue, noncurrent	135,690	131,471
Debt, noncurrent	285,675	283,704
Operating lease liabilities	17,102	17,350
Deferred tax liabilities	11,933	11,252
Other long-term liabilities	1,504	1,757
Total liabilities	772,887	775,687
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock: $0.0001 par value; 1,000,000,000 shares authorized as of July 31, 2024 and January 31, 2024; 430,830,553 and 421,116,720 shares issued and outstanding as of July 31, 2024 and January 31, 2024, respectively	43	42
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of July 31, 2024 and January 31, 2024; 0 issued and outstanding as of July 31, 2024 and January 31, 2024	—	—
Additional paid-in capital	2,001,845	1,957,932
Accumulated other comprehensive loss	(15,953)	(15,926)
Accumulated deficit	(1,755,045)	(1,614,372)
Total stockholders’ equity	230,890	327,676
Total liabilities and stockholders’ equity	$1,003,777	$1,103,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Revenue
Networked charging systems	$64,146	$114,574	$129,520	$212,894
Subscriptions	36,191	30,011	69,636	56,376
Other	8,202	5,909	16,426	11,253
Total revenue	108,539	150,494	215,582	280,523
Cost of revenue
Networked charging systems	59,234	126,961	120,300	207,883
Subscriptions	18,558	18,692	36,300	33,497
Other	5,162	3,716	9,787	7,483
Total cost of revenue	82,954	149,369	166,387	248,863
Gross profit	25,585	1,125	49,195	31,660
Operating expenses
Research and development	36,510	59,642	72,562	109,039
Sales and marketing	36,699	39,671	71,698	76,711
General and administrative	15,122	25,144	34,819	49,164
Total operating expenses	88,331	124,457	179,079	234,914
Loss from operations	(62,746)	(123,332)	(129,884)	(203,254)
Interest income	2,118	1,840	5,326	4,300
Interest expense	(6,560)	(2,926)	(13,171)	(5,853)
Other income (expense), net	(38)	68	(888)	642
Net loss before income taxes	(67,226)	(124,350)	(138,617)	(204,165)
Provision for income taxes	1,648	905	2,056	478
Net loss	$(68,874)	$(125,255)	$(140,673)	$(204,643)
Weighted average shares outstanding - Basic and Diluted	427,532,688	355,876,807	425,434,765	353,008,473
Net loss per share - Basic and Diluted	$(0.16)	$(0.35)	$(0.33)	$(0.58)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Net loss	$(68,874)	$(125,255)	$(140,673)	$(204,643)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,047	185	(27)	4,327
Reclassification adjustment for net realized gains on short-term investments included in net income, net of tax	—	—	—	449
Other comprehensive income (loss)	2,047	185	(27)	4,776
Comprehensive loss	$(66,827)	$(125,070)	$(140,700)	$(199,867)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data, unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2024	421,116,720	$42	$1,957,932	$(15,926)	$(1,614,372)	$327,676
Issuance of common stock under stock plans, net of tax withholding	2,163,379	1	497	—	—	498
Issuance of common stock upon ESPP purchase	1,853,535	—	3,025	—	—	3,025
Stock-based compensation	—	—	20,598	—	—	20,598
Net loss	—	—	—	—	(71,799)	(71,799)
Other comprehensive income	—	—	—	(2,074)	—	(2,074)
Balances as of April 30, 2024	425,133,634	$43	$1,982,052	$(18,000)	$(1,686,171)	$277,924
Issuance of common stock under stock plans, net of tax withholding	5,696,919	—	1,024	—	—	1,024
Stock-based compensation	—	—	18,769	—	—	18,769
Net loss	—	—	—	—	(68,874)	(68,874)
Other comprehensive income	—	—	—	2,047	—	2,047
Balances as of July 31, 2024	430,830,553	$43	$2,001,845	$(15,953)	$(1,755,045)	$230,890

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’Equity
	Shares	Amount
Balances as of January 31, 2023	348,330,481	$35	$1,528,104	$(16,384)	$(1,156,763)	$354,992
Issuance of common stock under stock plans, net of tax withholding	2,278,764	—	915	—	—	915
Issuance of common stock under ESPP purchase	562,829	—	4,875	—	—	4,875
Issuance of common stock in connection with ATM offerings, net of issuance costs	1,909,028	—	17,516	—	—	17,516
Vesting of early exercised stock options	—	—	14	—	—	14
Stock based compensation	—	—	23,964	—	—	23,964
Net loss	—	—	—	—	(79,388)	(79,388)
Other comprehensive income	—	—	—	4,591	—	4,591
Balances as of April 30, 2023	353,081,102	$35	$1,575,388	$(11,793)	$(1,236,151)	$327,479
Issuance of common stock under stock plans, net of tax withholding	2,635,078	—	420	—	—	420
Issuance of common stock in connection with ATM offerings, net of issuance costs	4,076,072	1	37,283	—	—	37,284
Vesting of early exercised stock options	—	—	8	—	—	8
Stock based compensation	—	—	35,099	—	—	35,099
Net loss	—	—	—	—	(125,255)	(125,255)
Other comprehensive income	—	—	—	185	—	185
Balances as of July 31, 2023	359,792,252	$36	$1,648,198	$(11,608)	$(1,361,406)	$275,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended July 31,
	2024	2023
Cash flows from operating activities
Net loss	$(140,673)	$(204,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,896	14,018
Non-cash operating lease cost	1,863	2,199
Stock-based compensation	40,369	59,063
Amortization of deferred contract acquisition costs	1,578	1,380
Inventory impairment	—	28,000
Reserves and other	12,683	5,026
Changes in operating assets and liabilities:
Accounts receivable, net	7,636	(40,562)
Inventories	(28,429)	(97,906)
Prepaid expenses and other assets	(8,160)	(12,365)
Accounts payable, operating lease liabilities, and accrued and other liabilities	(22,624)	33,957
Deferred revenue	7,155	21,231
Net cash used in operating activities	(113,706)	(190,602)
Cash flows from investing activities
Purchases of property and equipment	(7,301)	(9,877)
Maturities of investments	—	105,000
Net cash provided by (used in) investing activities	(7,301)	95,123
Cash flows from financing activities
Debt issuance costs related to the revolving credit facility	—	(2,265)
Proceeds from the issuance of common stock under employee equity plans, net of tax withholding	4,548	6,212
Proceeds from issuance of common stock in connection with ATM offerings, net of issuance costs	—	54,799
Change in driver funds and amounts due to customers	2,378	8,839
Settlement of contingent earnout liability	—	(3,537)
Net cash provided by financing activities	6,926	64,048
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(66)	768
Net decrease in cash, cash equivalents, and restricted cash	(114,147)	(30,663)
Cash, cash equivalents, and restricted cash at beginning of period	357,810	294,562
Cash, cash equivalents, and restricted cash at end of period	$243,663	$263,899

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Cash Flows - (continued)
Six Months Ended July 31, 2024 and 2023
(in thousands, unaudited)

	Six Months Ended July 31,
	2024	2023
Supplementary cash flow information
Cash paid for interest	$10,366	$5,250
Cash paid for taxes	$1,185	$547
Supplementary cash flow information on noncash investing and financing activities
Right-of-use assets obtained in exchange for lease liabilities	$1,897	$—
Acquisitions of property and equipment included in accounts payable and accrued and other current liabilities	$491	$3,041
Vesting of early exercised stock options	$—	$21
Unpaid debt issuance costs	$—	$507

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
Basis of Presentation
The condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended January 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024, which provides a more complete discussion of the Company’s accounting policies and certain other information. The information as of January 31, 2024, included on the condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position as of July 31, 2024, the results of operations for the three and six months ended July 31, 2024 and 2023, and cash flows for the six months ended July 31, 2024 and 2023. The results of operations for the three and six months ended July 31, 2024, are not necessarily indicative of the results that may be expected for the year ending January 31, 2025.
The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has been engaged in developing and marketing its Networked Charging Systems, subscriptions and other offerings, raising capital, and recruiting personnel and it has incurred net operating losses and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of July 31, 2024, the Company had an accumulated deficit of $1,755.0 million.
The Company has funded its operations primarily with proceeds from customer payments, the issuance of redeemable convertible preferred stock, convertible notes, exercise proceeds from options and warrants, borrowings under loan facilities, proceeds from sale of Common Stock under the ATM Facility (as defined in Note 8, Common Stock), and proceeds from the Reverse Recapitalization (as defined below). The Company had cash and cash equivalents and restricted cash of $243.7 million as of July 31, 2024. Cash outflow from operations was $113.7 million and $190.6 million for the six months ended July 31, 2024 and 2023, respectively. As of September 9, 2024, the date on which these condensed consolidated financial statements were issued, the Company believes that its cash on hand, together with cash generated from sales to customers, will satisfy its working capital and capital requirements for at least the next twelve months.

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
Concentration of credit risk with respect to trade accounts receivable is considered to be limited due to the diversity of the Company’s customer base and geographic sales areas. As of July 31, 2024, no customer individually accounted for 10% or more of accounts receivable, net. As of January 31, 2024, one customer individually accounted for 10% or more of accounts receivable, net. For the three and six months ended July 31, 2024, no customer individually represented 10% or more of total revenue. For the three and six months ended July 31, 2023, no customer individually represented 10% or more of total revenue.
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
The reconciliation of cash, cash equivalents, and restricted cash to amounts presented in the condensed consolidated statements of cash flows was as follows:

	July 31, 2024	January 31, 2024
	(in thousands)
Cash and cash equivalents	$243,263	$327,410
Restricted cash	400	30,400
Total cash, cash equivalents, and restricted cash	$243,663	$357,810
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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Networked Charging Systems revenue
Networked Charging Systems revenue includes revenue related to the deliveries of EV charging system infrastructure and fees received for transferring regulatory credits earned for participating in low carbon fuel programs in jurisdictions with such programs. The Company recognizes revenue from sales of Networked Charging Systems upon shipment to distributors, resellers or direct sales customers as these customers obtain title and control over these products. Revenue is adjusted for estimated returns. Revenue from regulatory credits is recognized at the point in time the regulatory credits are transferred.
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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
3.Goodwill and Intangible Assets
The following table summarizes the changes in carrying amounts of goodwill (in thousands):

Balance as of January 31, 2024	$213,750
Foreign exchange fluctuations	7
Balance as of July 31, 2024	$213,757
There was no impairment recognized for the three and six months ended July 31, 2024 and 2023.
The following table presents the details of intangible assets:

	July 31, 2024
	Cost (1)	Accumulated Amortization (1)	Net (1)	Useful Life
	(amounts in thousands, useful lives in years)
Customer relationships	$90,759	$(25,840)	$64,919	10
Developed technology	18,358	(8,787)	9,571	6
	$109,117	$(34,627)	$74,490
_______________
(1) Values are translated into U.S. Dollars at period-end foreign exchange rates.

	January 31, 2024
	Cost (1)	Accumulated Amortization (1)	Net (1)	Useful Life
	(amounts in thousands, useful lives in years)
Customer relationships	$90,755	$(21,301)	$69,454	10
Developed technology	18,358	(7,257)	11,101	6
	$109,113	$(28,558)	$80,555
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
The following table presents the amortization expense related to intangible assets:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
	(in thousands)
Amortization expense	$3,028	$3,039	$6,051	$6,077

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4.Composition of Certain Financial Statement Items
Inventories
Inventories consisted of the following:

	July 31, 2024	January 31, 2024
	(in thousands)
Raw materials	$9,676	$5,322
Finished goods and components	218,843	193,258
Total Inventories	$228,519	$198,580
Prepaid expense and other current assets
Prepaid expense and other current assets consisted of the following:

	July 31, 2024	January 31, 2024
	(in thousands)
Prepaid expense	$46,941	$43,389
Other current assets	22,308	18,855
Total Prepaid Expense and Other Current Assets	$69,249	$62,244
Property and Equipment, net
Property and equipment, net consisted of the following:

	July 31, 2024	January 31, 2024
	(in thousands)
Furniture and fixtures	$1,720	$1,718
Computers and software	9,310	8,520
Machinery and equipment	38,482	35,954
Tooling	16,219	15,852
Leasehold improvements	9,970	9,828
Owned and operated systems	29,615	27,723
Construction in progress	1,702	2,310
	107,018	101,905
Less: Accumulated depreciation	(67,712)	(59,459)
Total Property and Equipment, Net	$39,306	$42,446
The following table presents the depreciation expense:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
	(in thousands)
Depreciation expense	4,423	3,925	8,844	7,941
Accrued and Other Current Liabilities

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Accrued and other current liabilities consisted of the following:

	July 31, 2024	January 31, 2024
	(in thousands)
Accrued expenses	$36,175	$51,399
Accrued losses on purchase commitments	27,547	30,054
Refundable customer deposits	16,875	16,588
Payroll and related expenses	13,981	16,018
Taxes payable	17,615	14,294
Other current liabilities	34,486	30,751
Total Accrued and Other Current Liabilities	$146,679	$159,104

Revenue
Revenue consisted of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
	(in thousands)
United States	$76,818	$112,960	$155,633	$210,091
Rest of World	31,721	37,534	59,949	70,432
Total revenue	$108,539	$150,494	$215,582	$280,523
Deferred Revenue
The following table shows the total deferred revenue for each period presented.

	July 31, 2024	January 31, 2024
	(in thousands)
Deferred revenue	238,553	231,439
The following table shows the revenue recognized that was included in the deferred revenue balance at the beginning of the period.

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
	(in thousands)
Deferred revenue recognized	$27,975	$24,418	$59,777	$50,432
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancellable contracted amounts that will be invoiced and recognized as revenue in future periods. Revenue expected to be recognized from remaining performance obligations was $260.6 million as of July 31, 2024, of which 43% is expected to be recognized over the next twelve months.

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
During the three and six months ended July 31, 2024, no further restructuring charges related to the January 2024 Reorganization were incurred. The following table summarizes the charges by line item within the Company’s consolidated statements of operations where they were recorded in the fiscal year ended January 31, 2024:

	Severance and employment-related termination costs	Facility and other contract terminations	Total
	(in thousands)
Cost of revenue	$632	$—	$632
Research and development	7,540	—	7,540
Sales and marketing	500	—	500
General and administrative	1,274	2,708	3,982
Total	$9,946	$2,708	$12,654
During the three and six months ended July 31, 2024, changes to the restructuring-related liabilities were primarily due to cash disbursements of severance and employment-related exit costs and facility exit costs. As of July 31, 2024, there were $1.5 million of restructuring-related liabilities, including $1.4 million in severance and employment-related exit costs and $0.1 million in facility exit cost. As of January 31, 2024, restructuring-related liabilities were $10.6 million, including $10.2 million in severance and employment-related exit costs and $0.4 million in facility exit costs.
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
During the three and six months ended July 31, 2024, no further restructuring charges related to the September 2023 Reorganization were incurred. The following table summarizes the charges by line item within the Company’s consolidated statements of operations where they were recorded in the fiscal year ended January 31, 2024:

	Severance and employment-related termination costs	Facility and other contract terminations	Total
	(in thousands)
Cost of revenue	$996	$—	$996
Research and development	4,183	—	4,183
Sales and marketing	1,343	—	1,343
General and administrative	890	8,189	9,079
Total	$7,412	$8,189	$15,601

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
During the three and six months ended July 31, 2024, changes to the restructuring-related liabilities were primarily due to cash disbursements of severance and employment-related exit costs. As of July 31, 2024, there were $0.4 million in restructuring-related liabilities. As of January 31, 2024, there were $0.5 million restructuring-related liabilities.
6.Debt
The following table presents the Company’s convertible debt outstanding:

	July 31, 2024	January 31, 2024
	(in thousands)
Gross amount	$300,000	$300,000
Debt discount and issuance costs	(14,325)	(16,296)
Carrying amount	$285,675	$283,704

Estimated fair value (Level 2 Inputs)	$217,000	$211,000
The following table presents the Company’s interest expense:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
	(in thousands)
2028 Convertible Notes
Contractual interest expense	$5,250	$2,625	$10,515	$5,250
Amortization of debt discount and issuance costs	985	301	1,970	603
2027 Revolving Credit Facility
Amortization of debt issuance costs	212	—	423	—
Commitment fees	153	—	303	—
Total interest expense	$6,600	$2,926	$13,211	$5,853
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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
As of July 31, 2024, the effective interest rate on the 2028 Convertible Notes was approximately 8.59%. Amortization of debt discount and issuance costs is reported as a component of interest expenses and is computed using the straight-line method over the term of the 2028 Convertible Notes, which approximates the effective interest method.
The estimated fair value of the 2028 Convertible Notes, valued using Level 2 fair value inputs, as of July 31, 2024 and January 31, 2024 was $217.0 million and $211.0 million, respectively.
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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of July 31, 2024, the Borrower had no borrowings outstanding under the 2027 Revolving Credit Facility. The Borrower also had no letters of credit outstanding under the Credit Agreement as of July 31, 2024, and as a result, had a borrowing capacity of up to $150.0 million.
7.Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services related to, but not limited to, manufacturing, facilities and professional services under non-cancellable contracts. No open purchase commitments were recorded as liabilities on the condensed consolidated balance sheets as of July 31, 2024 as the Company had not yet received the related goods or services.
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
Class Action Litigation
A class action lawsuit alleging violations of federal securities laws was filed on November 29, 2023 in the U.S. District Court for the Northern District of California against the Company and certain of its former officers (the “Class Defendants”). A second class action lawsuit (together with the November 2023 Class Action, the “Class Actions”) was filed against the Class Defendants on January 22, 2024. On May 16, 2024, the Court consolidated the Class Actions into one action captioned Khan v. ChargePoint Holdings, Inc., et al., Case No. 23-cv-06172-EKL, appointed two lead plaintiffs, and appointed lead counsel. On July 19, 2024, Lead Plaintiffs filed a Consolidated Amended Complaint which purports to be on behalf of purchasers of the Company’s stock between December 7, 2021 and November 16, 2023. This Consolidated Amended Complaint alleges that the Class Defendants made materially false and misleading statements in violation of Section 10(b) and Rule 10(b)-5 of the Securities and Exchange Act regarding, (1) ChargePoint’s handling of supply chain disruptions; (2) ChargePoint’s revenue; and (3) the value of ChargePoint’s inventory. Lead Plaintiffs also allege the Class Defendants engaged in a scheme to prematurely recognize revenue in violation of Sections 10(a) and (c) of the Securities and Exchange Act. Class Defendants’ deadline to respond to or file a motion to dismiss the Consolidated Amended Complaint is September 17, 2024 with additional briefing to follow.
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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Letters of Credit
The Company had $0.4 million and $30.4 million of secured letters of credit outstanding as of July 31, 2024 and January 31, 2024, respectively. On May 16, 2024, the letter of credit agreement with one of the Company’s contract manufacturers expired and the lender released $30.0 million of restricted cash to the Company. These primarily relate to support of contract manufacturer and customer agreements, and are fully collateralized by cash deposits which the Company recorded in restricted cash on its condensed consolidated balance sheets based on the term of the remaining restriction.
Leases
The Company leases its office facilities under non-cancelable operating leases with various lease terms. The Company also leases certain office equipment under operating lease agreements.
The following table presents future payments of lease liabilities under the Company's non-cancelable operating leases as of July 31, 2024 (in thousands):

(in thousands)
2025 (remaining six months)	$3,332
2026	5,733
2027	5,505
2028	4,646
2029	4,044
Thereafter	2,303
Total undiscounted operating lease payments	25,563
Less: imputed interest	(4,100)
Total operating lease liabilities	21,463
Less: current portion of operating lease liabilities	(4,361)
Operating lease liabilities, noncurrent	$17,102

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8.Common Stock
As of July 31, 2024 and January 31, 2024, the Company was authorized to issue 1,000,000,000 shares of Common Stock, with a par value of $0.0001 per share. There were 430,830,553 and 421,116,720 shares issued and outstanding as of July 31, 2024 and January 31, 2024, respectively.
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
During the three and six months ended July 31, 2024, there was no sale of the Company’s Common Stock pursuant to the ATM Facility. During the three months ended July 31, 2023, the Company sold a total of 4,076,072 shares of its Common Stock pursuant to the ATM Facility at the prevailing market prices for total proceeds of $37.3 million, net of $0.4 million of issuance costs. During the six months ended July 31, 2023, the Company sold a total of 5,985,100 shares of its Common Stock pursuant to the ATM Facility at the prevailing market prices for total proceeds of $54.8 million, net of $0.6 million of issuance costs.
As of July 31, 2024, $161.6 million of shares of Common Stock remained available for sale pursuant to the ATM Facility.
9.Common Stock Warrants
Legacy ChargePoint had outstanding warrants to purchase shares of Legacy ChargePoint common stock (collectively, “Legacy Warrants”), which now represent warrants to purchase Common Stock. As of July 31, 2024, there were 34,499,436 Legacy Warrants outstanding, which are classified as equity.
There was no Legacy Warrants activity during the three and six months ended July 31, 2024 and 2023.
Activity of Legacy Warrants is set forth below:

Legacy Warrants
Outstanding as of January 31, 2024	34,499,436
Warrants exercised	—
Outstanding as of July 31, 2024	34,499,436

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10.Equity Plans and Stock-based Compensation
The following sets forth the total stock-based compensation expense for employee equity plans included in the Company’s condensed consolidated statements of operations:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$1,526	$1,938	$2,610	$2,933
Research and development	10,731	15,847	19,033	25,353
Sales and marketing	4,463	6,757	9,905	10,926
General and administrative	2,049	10,557	8,820	19,851
Total stock-based compensation expense	$18,769	$35,099	$40,368	$59,063
As of July 31, 2024, the Company had unrecognized stock-based compensation expense related to stock options, RSUs and PRSUs (as defined below), and 2021 ESPP (as defined below) of $136.4 million, which is expected to be recognized over a weighted-average period of 2.2 years.
2021 Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (“2021 ESPP”) permits participants to purchase shares of the Company’s Common Stock at a discounted price through payroll deductions. As of July 31, 2024, 15,498,912 shares of Common Stock were available under the 2021 ESPP.
2021 Equity Incentive Plan
The 2021 Equity Incentive Plan (“2021 EIP”) allows the Company to grant stock options, stock appreciation rights, restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), and certain other awards. As of July 31, 2024, 37,590,709 shares of Common Stock were available under the 2021 EIP.
There were no options granted for the three and six months ended July 31, 2024.
Restricted Stock Units
A summary of RSUs outstanding under the 2021 EIP as of July 31, 2024 and changes during the fiscal year-to-date period then ended is presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 31, 2024	28,416,127	$7.35
RSU granted	22,271,093	$1.51
RSU vested	(5,231,209)	$7.09
RSU forfeited	(4,428,242)	$9.77
Outstanding as of July 31, 2024	41,027,769	$3.95

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Performance Restricted Stock Units
A summary of PRSUs outstanding under the 2021 EIP as of July 31, 2024 and changes during the fiscal year-to-date period then ended is presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 31, 2024	3,147,782	$6.79
PRSUs granted	1,208,250	$1.26
PRSU forfeited	(1,170,008)	$10.47
Outstanding as of July 31, 2024	3,186,024	$3.34
2017 Plan and 2007 Plan
In fiscal year 2022, the Company terminated its 2017 Stock Option Plan (the “2017 Plan”) and 2007 Stock Option Plan (the “2007 Plan”).
A summary of options outstanding under the 2017 Plan and 2007 Plan as of July 31, 2024 and changes during the fiscal year-to-date period then ended is presented in the following table:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2024	11,396,756	$0.74	4.8	$13,276
Options exercised	(2,629,090)	$0.58
Options cancelled	(76,860)	$0.74
Outstanding as of July 31, 2024	8,690,806	$0.78	2.2	$12,061
Options vested and expected to vest as of July 31, 2024	8,690,806	$0.78	2.2	$12,061
Exercisable as of July 31, 2024	8,690,806	$0.78	2.2	$12,061
11.Income Taxes
The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter. The effective income tax rate was (2.5)% and (0.7)% for the three months ended July 31, 2024 and 2023, respectively. The effective income tax rate was (1.5)% and (0.2)% for the six months ended July 31, 2024 and 2023, respectively. The effective tax rate differs from the U.S. statutory rate primarily due to the full valuation allowances on the Company’s net domestic deferred tax assets as it is more likely than not that all of the deferred tax assets will not be realized.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

12.Basic and Diluted Net Loss per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three and six months ended July 31, 2024 and 2023:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
	(in thousands, except share and per share data)
Numerator:
Net loss	$(68,874)	$(125,255)	$(140,673)	$(204,643)
Denominator:
Weighted average common shares outstanding	427,532,688	355,893,921	425,434,765	353,031,968
Less: Weighted average unvested restricted shares and shares subject to repurchase	—	(17,114)	—	(23,495)
Weighted average shares outstanding - Basic and Diluted	427,532,688	355,876,807	425,434,765	353,008,473

Net loss per share - Basic and Diluted	$(0.16)	$(0.35)	$(0.33)	$(0.58)
The potential shares of Common Stock that were excluded from the computation of diluted net loss per share attributable to common stockholders at each period end because including them would have had an antidilutive effect were as follows:

	July 31, 2024	July 31, 2023
2028 Convertible Notes (on an as-converted basis)	24,999,990	12,483,569
Options to purchase common stock	8,690,806	15,366,376
Restricted stock units	41,027,769	22,763,199
Unvested early exercised common stock options	—	12,178
Common stock warrants	34,499,436	34,499,436
Employee stock purchase plan	6,354,138	2,739,885
Total potentially dilutive common share equivalents	115,572,139	87,864,643
PRSUs granted were excluded from the above table because the respective stock price targets have not been met as of July 31, 2024.
13.Subsequent Event
On September 4, 2024, the Company announced the reorganization of its operations including a reduction of the Company's current global workforce by approximately 15% (the “September 2024 Reorganization”). The Company estimates the aggregate restructuring costs associated with the September 2024 Reorganization to be approximately $10.0 million, primarily consisting of severance payments, employee benefits and related costs. The Company expects to incur these costs primarily during the third and fourth fiscal quarters.
The estimates of the charges and expenditures that the Company expects to incur in connection with the September 2024 Reorganization, and the timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from estimates. In addition, the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the September 2024 Reorganization.

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
Since its inception in 2007, ChargePoint has been engaged in developing and marketing its Networked Charging Systems, subscriptions and other offerings, raising capital and recruiting personnel. ChargePoint has incurred net operating losses and negative cash flows from operations in every year since its inception. As of July 31, 2024, ChargePoint had an accumulated deficit of $1,755.0 million. ChargePoint has funded its operations primarily from customer payments, the issuance of common stock, redeemable convertible preferred stock and convertible notes, exercise proceeds from options and warrants, borrowings under loan facilities and proceeds from the Reverse Recapitalization.

Key Factors Affecting Operating Results
ChargePoint believes its performance and future success depend on several factors that present significant opportunities for it but also pose risks and challenges, including those discussed below:
Growth in EV Adoption
ChargePoint believes its revenue growth is tied to the number of passenger and commercial EVs sold, which it believes drives the demand for EV charging infrastructure. The market for EVs is still rapidly evolving and although demand for EVs has grown in recent years, the rate of EV sales is highly volatile and there is no guarantee of future demand for EV sales. Factors impacting the adoption of EVs include but are not limited to perceptions about EV features, quality, safety, performance and cost; perceptions about the limited range over which EVs may be driven on a single battery charge; volatility in the cost of oil and gasoline; availability of services for EVs; consumers’ perception about the convenience, reliability and cost of charging EVs; and increases in fuel efficiency of internal combustion engine vehicles. Further, numerous EV auto manufacturers have recently announced delays in their previously announced plans to migrate their manufacturing production to be solely or primarily EVs. In addition, macroeconomic factors, including governmental mandates and incentives and the impact of higher interest rates, inflation and a potential economic recession, could impact demand for EVs, particularly since they can be more expensive to purchase than traditional gasoline-powered vehicles. Further, geopolitical factors, such as the ongoing conflict between Russia and Ukraine, conflicts in the Middle East, conflicts between the United States and China or between China and Taiwan may negatively impact the global automotive supply chain and reduce the manufacturing of automobiles, including EVs. If the market for EVs does not develop as expected, if there is any slow-down or delay in overall EV adoption, or if auto manufacturers delay their EV manufacturing rates or eliminate their plans to transition to predominately EV manufacturing, the rate of EV adoption may be adversely affected and the market for EV charging may not develop as a result and ChargePoint’s financial condition and results of operations could be materially and adversely impacted.
Competition
ChargePoint is currently a market leader in North America in commercial Level 2 Alternating Current (“AC”) charging. ChargePoint also offers AC chargers for use at home or multifamily settings and for fleet applications, and high-power Level 3 Direct Current (“DC”) chargers for fast urban charging, corridor or long-trip charging and fleet applications. ChargePoint intends to expand its market share over time in its product categories, leveraging the network effect of its products and Cloud Services software. Existing competitors may expand their product offerings and sales strategies, and new competitors may enter the market. Historically, ChargePoint has sold its Networked Charging Systems and Cloud Services as an integrated “full-stack” offering, providing its customers with a sole-source solution for their EV charging needs, especially in the United States. Recently, ChargePoint has seen an increase in the frequency of customers seeking to disaggregate their networked charging solutions and to implement independent hardware and charging management software solutions, particularly for national or global commercial retailers and large fleet operators. While ChargePoint enables charging station operators to choose ChargePoint’s Cloud Services and select their choice of third-party hardware, and also enables e-mobility services providers to build and integrate their solutions with ChargePoint’s Cloud Services, there is no guarantee that this distributed sales model will be successful. If ChargePoint’s market share decreases due to increased competition, or if ChargePoint is unable to compete with a disaggregate EV charging solutions sales model, its financial condition and results of operations may be materially and adversely impacted. Furthermore, ChargePoint’s success could be negatively impacted if consumers and businesses choose other types of alternative fuel vehicles or high fuel-economy gasoline powered vehicles.
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
Government Mandates, Incentives and Programs
The U.S. federal government, certain foreign governments and some state and local governments provide incentives to end users and purchasers of EVs and EV infrastructure in the form of rebates, tax credits and other financial incentives. These governmental rebates, tax credits and other financial incentives significantly lower the effective price of EVs and EV infrastructure to customers. For example, the Infrastructure Investment and Jobs Act signed into law on November 15, 2021 (the “Jobs Act”) provided additional funding for EVs and EV charging infrastructure through the creation of new programs and grants and the expansion of existing programs, including $7.5 billion for EV charging along highway corridors and communities. In addition, the Inflation Reduction Act of 2022 (the “IRA”) signed into law on August 16, 2022 includes incentives and tax credits aimed at reducing the effects of climate change, such as the extension of electric vehicle charging infrastructure tax credits under Section 30C and tax credits for electric vehicles under Section 30D of the Internal Revenue Code of 1986, as amended (the “Code”) through 2032. There are numerous restrictions and requirements associated with qualifying for the electric vehicle tax credits available under the IRA and incentives such as the Jobs Act and the IRA take time to be disbursed and to affect actual expenditure decisions. These incentives may also expire on specified dates, end when the allocated funding is no longer available, or be reduced or terminated as a matter of regulatory or legislative policy. Any reduction in rebates, tax credits or other financial incentives could reduce the demand for EVs and for charging infrastructure, including infrastructure ChargePoint offers.
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
Results of Operations and Its Components
Revenue
Networked Charging Systems
Networked Charging Systems revenue includes the deliveries of EV charging system infrastructure, which include a range of AC products for use in residential, commercial and fleet applications, and DC, or fast-charge products for use in commercial and fleet applications, as well as fees received for transferring regulatory incentives earned for participating in low carbon fuel programs. ChargePoint generally recognizes revenue from sales of Networked Charging Systems upon shipment to distributors, resellers or direct sales customers as these customers obtain title and control over these products. Revenue is adjusted for estimated returns. Revenue from regulatory incentives is recognized when the regulatory incentives are transferred.
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

	July 31,
Networked Charging Systems	2024	2023	Change
	(dollar amounts in thousands)
Three months ended	$64,146	$114,574	$(50,428)	(44.0)%
Percentage of total revenue	59.1%	76.1%

Six months ended	$129,520	$212,894	$(83,374)	(39.2)%
Percentage of total revenue	60.1%	75.9%

Networked Charging Systems revenue decreased during the three and six months ended July 31, 2024 compared to the three and six months ended July 31, 2023 primarily due to lower volume of Networked Charging Systems delivered across ChargePoint’s major product families.

	July 31,
Subscriptions	2024	2023	Change
	(dollar amounts in thousands)
Three months ended	$36,191	$30,011	$6,180	20.6%
Percentage of total revenue	33.3%	19.9%

Six months ended	$69,636	$56,376	$13,260	23.5%
Percentage of total revenue	32.3%	20.1%
Subscriptions revenue increased during the three and six months ended July 31, 2024 compared to the three and six months ended July 31, 2023 primarily due to the growth in the number of Cloud subscriptions and Assure subscriptions for Networked Charging Systems connected to ChargePoint’s network.

	July 31,
Other Revenue	2024	2023	Change
	(dollar amounts in thousands)
Three months ended	$8,202	$5,909	$2,293	38.8%
Percentage of total revenue	7.6%	3.9%

Six months ended	$16,426	$11,253	$5,173	46.0%
Percentage of total revenue	7.6%	4.0%
Other revenue increased during the three and six months ended July 31, 2024 compared to the three and six months ended July 31, 2023 primarily due to net transaction fees earned for processing payments collected on driver charging sessions.
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

	July 31,
Cost of Networked Charging Systems Revenue	2024	2023	Change
	(dollar amounts in thousands)
Three months ended	$59,234	$126,961	$(67,727)	(53.3)%
Percentage of networked charging systems revenue	92.3%	110.8%

Six months ended	$120,300	$207,883	$(87,583)	(42.1)%
Percentage of networked charging systems revenue	92.9%	97.6%
Cost of Networked Charging Systems revenue decreased during the three and six months ended July 31, 2024 compared to the three and six months ended July 31, 2023 primarily due to a decrease in Networked Charging Systems delivered and an inventory impairment charge of $28.0 million taken in the prior year.

	July 31,
Cost of Subscriptions Revenue	2024	2023	Change
	(dollar amounts in thousands)
Three months ended	$18,558	$18,692	$(134)	(0.7)%
Percentage of subscriptions revenue	51.3%	62.3%

Six months ended	$36,300	$33,497	$2,803	8.4%
Percentage of subscriptions revenue	52.1%	59.4%
Cost of Subscriptions revenue did not materially fluctuate during the three months ended July 31, 2024 compared to the three months ended July 31, 2023.
Cost of Subscriptions revenue increased during the six months ended July 31, 2024 compared to the six months ended July 31, 2023 primarily due to increases in Assure maintenance costs and network wireless connectivity costs.

	July 31,
Cost of Other Revenue	2024	2023	Change
	(dollar amounts in thousands)
Three months ended	$5,162	$3,716	$1,446	38.9%
Percentage of other revenue	62.9%	62.9%

Six months ended	$9,787	$7,483	$2,304	30.8%
Percentage of other revenue	59.6%	66.5%
Cost of other revenue increased during the three and six months ended July 31, 2024 compared to the three and six months ended July 31, 2023 primarily due to higher driver-related processing costs on Networked Charging Stations.
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

	July 31,
Gross Profit and Gross Margin	2024	2023	Change
	(dollar amounts in thousands)
Three months ended	$25,585	$1,125	$24,460	2174.2%
Gross margin	23.6%	0.7%	22.8%

Six months ended	$49,195	$31,660	$17,535	55.4%
Gross margin	22.8%	11.3%	11.5%
Gross profit and gross margin both increased during the three and six months ended July 31, 2024 compared to the three and six months ended July 31, 2023 primarily due to the inventory impairment charge of $28.0 million taken in the prior year.
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

	July 31,
Research and Development Expenses	2024	2023	Change
	(dollar amounts in thousands)
Three months ended	$36,510	$59,642	$(23,132)	(38.8)%
Percentage of total revenue	33.6%	39.6%

Six months ended	$72,562	$109,039	$(36,477)	(33.5)%
Percentage of total revenue	33.7%	38.9%
Research and development expenses decreased during the three months ended July 31, 2024 compared to the three months ended July 31, 2023 primarily due to the Company’s reorganization plans taken in the prior year and cost reduction measures resulting in decreases of $9.9 million in personnel expenses, $5.1 million in stock-based compensation expenses, $5.9 million in engineering materials and service costs, and $2.3 million in consulting and other operating expenses.
Research and development expenses decreased during the six months ended July 31, 2024 compared to the six months ended July 31, 2023 primarily due to the Company’s reorganization plans taken in the prior year and cost reduction measures resulting in decreases of $17.5 million in personnel expenses, $6.3 million in stock-based compensation expenses, $8.2 million in engineering materials and service costs, and $4.4 million in consulting and other operating expenses.
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

	July 31,
Sales and Marketing Expenses	2024	2023	Change
	(dollar amounts in thousands)
Three months ended	$36,699	$39,671	$(2,972)	(7.5)%
Percentage of total revenue	33.8%	26.4%

Six months ended	$71,698	$76,711	$(5,013)	(6.5)%
Percentage of total revenue	33.3%	27.3%
Sales and marketing expenses decreased during the three months ended July 31, 2024 compared to the three months ended July 31, 2023 primarily due to the Company’s reorganization plans taken in the prior year and cost reduction measures resulting in decreases of $1.0 million in personnel expenses, $2.3 million in stock-based compensation expenses, and $1.9 million in consulting expenses, offset by an increase of $2.4 million in other operating expenses.
Sales and marketing expenses decreased during the six months ended July 31, 2024 compared to the six months ended July 31, 2023 primarily due to the Company’s reorganization plans taken in the prior year and cost reduction measures resulting in decreases of $2.4 million in personnel expenses, $1.0 million in stock-based compensation expenses, $2.8 million in consulting expenses, and $0.7 million in marketing expenses, offset by an increase of $1.9 million in other operating expenses.
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
ChargePoint expects its general and administrative expenses to decrease as a percentage of revenue as it continues to optimize its operations.

	July 31,
General and Administrative Expense	2024	2023	Change
	(dollar amounts in thousands)
Three months ended	$15,122	$25,144	$(10,022)	(39.9)%
Percentage of total revenue	13.9%	16.7%

Six months ended	$34,819	$49,164	$(14,345)	(29.2)%
Percentage of total revenue	16.2%	17.5%
General and administrative expenses decreased during the three months ended July 31, 2024 compared to the three months ended July 31, 2023 primarily due to the Company’s reorganization plans taken in the prior year and cost reduction measures resulting in decreases of $1.6 million in personnel expenses, $8.5 million in stock-based compensation expenses, and $2.1 million in consulting expenses, offset by an increase of $2.3 million in other operating expenses.
General and administrative expenses decreased during the six months ended July 31, 2024 compared to the six months ended July 31, 2023 primarily due to the Company’s reorganization plans taken in the prior year and cost reduction measures resulting in decreases of $3.0 million in personnel expenses, $11.0 million in stock-based compensation expenses, and $4.3 million in consulting expenses, offset by an increase of $4.0 million in other operating expenses.

Interest Income
Interest income consists primarily of interest earned on ChargePoint’s cash, cash equivalents and short-term investments.

	July 31,
Interest Income	2024	2023	Change
	(dollar amounts in thousands)
Three months ended	$2,118	$1,840	$278	15.1%
Percentage of total revenue	2.0%	1.2%

Six months ended	$5,326	$4,300	$1,026	23.9%
Percentage of total revenue	2.5%	1.5%
Interest income did not materially fluctuate during the three and six months ended July 31, 2024 as compared to the three and six months ended July 31, 2023.
Interest Expense
Interest expense consists primarily of the interest on ChargePoint’s 2028 Convertible Notes that were originally issued in April 2022, and amended in October 2023, which are described more completely below in Liquidity and Capital Resources.

	July 31,
Interest Expense	2024	2023	Change
	(dollar amounts in thousands)
Three months ended	$(6,560)	$(2,926)	$(3,634)	124.2%
Percentage of total revenue	(6.0)%	(1.9)%

Six months ended	$(13,171)	$(5,853)	$(7,318)	125.0%
Percentage of total revenue	(6.1)%	(2.1)%
Interest expense increased during the three and six months ended July 31, 2024 as compared to the three and six months ended July 31, 2023 primarily due to increased interest expense on the 2028 Convertible Notes. For more information, see Note 6, Debt, in the notes to condensed consolidated financial statements in this Quarterly Report.
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign currency transaction gains and losses.

	July 31,
Other Income (Expense), net	2024	2023	Change
	(dollar amounts in thousands)
Three months ended	$(38)	$68	$(106)	(155.9)%
Percentage of total revenue	—%	—%

Six months ended	$(888)	$642	$(1,530)	(238.3)%
Percentage of total revenue	(0.4)%	0.2%
Other income (expense), net decreased during three and six months ended July 31, 2024 as compared to the three and six months ended July 31, 2023 due to unfavorable changes in foreign exchange rates.

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

	July 31,
Provision for (Benefit from) Income Taxes	2024	2023	Change
	(dollar amounts in thousands)
Three months ended	$1,648	$905	$743	82.1%
Percentage of loss before provision for income taxes	(2.5)%	(0.7)%

Six months ended	$2,056	$478	$1,578	330.1%
Percentage of loss before provision for income taxes	(1.5)%	(0.2)%
The provision for (benefit from) income taxes increased during the three and six months ended July 31, 2024 as compared to the three and six months ended July 31, 2023 primarily due to reserves for uncertain tax positions.
Liquidity and Capital Resources
Sources of Liquidity
Historical Sources of Liquidity
ChargePoint has incurred net losses and negative cash flows from operations since its inception, which it anticipates will continue for the foreseeable future. To date, ChargePoint has funded its business and past acquisitions primarily with proceeds from the issuance of common stock, redeemable convertible preferred stock, proceeds from the Merger, proceeds from warrant and option exercises for cash, convertible debt and from customer payments. As of July 31, 2024, ChargePoint had cash and cash equivalents and restricted cash of $243.7 million. As of January 31, 2024, ChargePoint had cash and cash equivalents and restricted cash of $357.8 million. ChargePoint believes that its cash on hand and cash generated from sales to customers will satisfy its working capital and capital requirements for at least the next twelve months.
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
As of July 31, 2024, the Borrower had no borrowings outstanding or letters of credit under the 2027 Revolving Credit Facility and, as a result, had a borrowing capacity of up to $150.0 million.
For additional details on the 2027 Revolving Credit Facility refer to Part I, Item 1, Note 6, “Debt,” in ChargePoint’s notes to condensed consolidated financial statements in this Quarterly Report.
Shelf Registration and ATM Facility
On July 1, 2022, ChargePoint filed a registration statement on Form S-3 (File No. 333-265986) with the SEC (that was declared effective by the SEC on July 12, 2022), which permits ChargePoint to offer up to $1.0 billion of shares of Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time (the “Shelf Registration Statement”). As part of the Shelf Registration Statement, ChargePoint filed a prospectus supplement registering for sale from time to time up to $500.0 million shares of Common Stock pursuant to a sales agreement (the “ATM Facility”). During the three months ended July 31, 2024, there were no sales of the Company’s Common Stock pursuant to the ATM Facility. As of July 31, 2024, $161.6 million of shares of Common Stock remained available for sale pursuant to the ATM Facility.
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
Cash Flows
For the Six Months Ended July 31, 2024 and 2023
The following table sets forth a summary of ChargePoint’s cash flows for the periods indicated:

	Six Months ended July 31,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(113,706)	$(190,602)
Investing activities	(7,301)	95,123
Financing activities	6,926	64,048
Effects of exchange rates on cash, cash equivalents, and restricted cash	(66)	768
Net decrease in cash, cash equivalents, and restricted cash	$(114,147)	$(30,663)
Net Cash Used in Operating Activities
During the six months ended July 31, 2024, net cash used in operating activities was $113.7 million, consisting primarily of a net loss of $140.7 million and change in net operating assets of $44.4 million, partially offset by an add back of non-cash charges of $71.4 million. The noncash charges consisted primarily of $40.4 million of stock-based compensation expense, $12.7 million of inventory reserves and other costs, $16.5 million of depreciation, amortization, and amortization of deferred contract acquisition costs, and $1.9 million of non-cash operating lease cost. The change in operating assets and liabilities was mainly driven by increases in inventories of $28.4 million and prepaid expenses and other assets of $8.2 million and decrease in accounts payable, operating lease liabilities, and accrued and other liabilities of $22.6 million, offset by decrease in accounts receivable, net, of $7.6 million and an increase in deferred revenue of $7.2 million.
During the six months ended July 31, 2023, net cash used in operating activities was $190.6 million, consisting primarily of a net loss of $204.6 million and change in net operating assets of $95.6 million, partially offset by an add back of non-cash charges of $109.7 million. The non-cash charges primarily consisted of $59.1 million of stock-based compensation expense, $28.0 million of inventory write down and related non-cash charges, $15.4 million of depreciation, amortization expense and amortization of deferred contract acquisition costs, $5.0 million of inventory reserves and other costs, and $2.2 million of non-cash operating lease cost. The changes in operating assets and liabilities were mainly driven by increases in inventories of $97.9 million, accounts receivable, net, of $40.6 million, prepaid expenses and other assets of $12.4 million, offset by increases in deferred revenue of $21.2 million and accounts payable, operating lease liabilities and accrued and other liabilities of $34.0 million.
Net Cash (Used In) Provided by Investing Activities
During the six months ended July 31, 2024, net cash used in investing activities was $7.3 million related to purchases of property and equipment.
During the six months ended July 31, 2023, net cash provided by investing activities was $95.1 million consisting of cash received from maturities of short-term investments of $105.0 million, partially offset by purchases of property and equipment of $9.9 million and an immaterial initial cash investment in a joint venture.
Net Cash Provided by Financing Activities
During the six months ended July 31, 2024, net cash provided by financing activities was $6.9 million, consisting of proceeds from the issuance of Common Stock under employee equity plans of $4.5 million, net of tax withholdings and change in driver funds and amounts due to customers of $2.4 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
ChargePoint is exposed to market risk for changes in interest rates. ChargePoint had cash and cash equivalents and restricted cash totaling $243.7 million as of July 31, 2024. Cash equivalents were invested primarily in money market funds. ChargePoint’s investment policy is focused on the preservation of capital and supporting its liquidity needs. Under the policy, ChargePoint historically invests in highly rated securities issued by the U.S. government, and short duration or liquid money market funds. ChargePoint does not invest in financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments. ChargePoint utilizes external investment managers who adhere to the guidelines of its investment policy.
A hypothetical 10% change in interest rates would not have a material impact on the value of ChargePoint’s cash and cash equivalents. There was no material change in ChargePoint’s interest rate risk during the three months ended July 31, 2024 compared to the same period in 2023.
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
Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies can impact ChargePoint’s net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 10% would not result in a material foreign currency loss on foreign-denominated balances as of July 31, 2024. There was no material change in ChargePoint’s foreign currency risk during the three months ended July 31, 2024 compared to the same period in 2023.
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
ChargePoint’s management, with participation of its Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of ChargePoint’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that ChargePoint’s disclosure controls and procedures were effective at the reasonable assurance level as of July 31, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting identified during the evaluation that occurred during the quarter ended July 31, 2024, that have materially affected, or are reasonably likely to materially affect, ChargePoint’s internal control over financial reporting.

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
•ChargePoint operates in a dynamic and rapidly evolving industry. If it fails to manage growth effectively, its business, operating results and financial condition could be adversely affected.
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
ChargePoint incurred a net loss of $457.6 million for the fiscal year ended January 31, 2024 and had net loss of $140.7 million for the six months ended July 31, 2024. As of July 31, 2024, ChargePoint had an accumulated deficit of $1,755.0 million. ChargePoint incurred negative cash flows from operating activities of $113.7 million for the six months ended July 31, 2024. ChargePoint believes it will continue to incur significant operating expenses and net losses in future quarters for the near term. There can be no assurance that it will be able to achieve or maintain profitability in the future. ChargePoint’s potential profitability is particularly dependent upon the continued adoption of EVs by consumers and fleet operators and the widespread adoption of electric fleets and other electric transportation modalities, each of which are still in the very early stages of adoption and may not occur with the volume and timing that ChargePoint expects.
ChargePoint operates in a dynamic and rapidly evolving industry. If it fails to manage growth effectively, its business, operating results and financial condition could be adversely affected.
ChargePoint operates in the evolving EV mobility industry that is characterized by rapid and unpredictable shifts in technological innovation and leaders, intense competition, changing EV adoption rates and customer preferences, evolving and shifting production and manufacturing plans from EV manufacturers and frequent introductions of new products, technologies, and services. ChargePoint may not be able to adapt to the dynamic nature of the evolving EV mobility industry, sustain the pace of improvements to its products successfully, manage its growth successfully or implement systems, processes, and controls in an efficient or timely manner or in a manner that does not negatively affect the results of its operations. ChargePoint has a relatively short history operating its business at its current scale. The growth and expansion of its business has placed and continues to place a significant strain on management, operations, financial infrastructure and corporate culture.
To manage expansion in operations and personnel, ChargePoint will need to continue to improve its operational, financial and management controls and reporting systems and procedures. Failure to manage growth effectively could result in difficulty or delays in attracting new customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new products and services or enhancing existing products and services, loss of customers, inability to retain or hire new employees effectively, information security vulnerabilities or other operational difficulties, any of which could adversely affect its business performance and operating results.
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
ChargePoint is substantially dependent on its channel partners and direct sales force to obtain new customers. ChargePoint may not be able to recruit, hire and retain a sufficient number of sales personnel, which may adversely affect its ability to expand its sales capabilities. New hires require significant training and time before they achieve full productivity, particularly in new sales territories. Recent hires and planned hires may not become as productive as quickly as anticipated and ChargePoint may be unable to hire or retain sufficient numbers of qualified individuals. Furthermore, hiring sales personnel in new countries can be costly, complex and time-consuming, and requires additional set up and upfront costs that may be disproportionate to the initial revenue expected from those countries. There is significant competition for direct sales personnel with strong sales skills and technical knowledge. ChargePoint’s ability to achieve significant revenue growth in the future will depend, in large part, on its success in recruiting, training, incentivizing and retaining a sufficient number of qualified direct sales personnel and on such personnel attaining desired productivity levels within a reasonable amount of time. ChargePoint’s business will be harmed if continuing investment in its sales and marketing capabilities does not generate a significant increase in revenue.
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
On September 6, 2023, January 10, 2024, and September 4, 2024, ChargePoint announced a plan to reduce its global workforce by approximately 10%, 12%, and 15% respectively. These reorganization plans were independently adopted (collectively, the “Reorganizations”) intended to improve operational efficiencies and operating costs and better align ChargePoint’s workforce with current business needs, top strategic priorities, and key growth opportunities. ChargePoint may incur additional expenses not currently contemplated due to events associated with the Reorganizations, for example, the Reorganizations may have a future impact on other areas of ChargePoint’s liabilities and obligations, which could result in losses in future periods. ChargePoint may not realize, in full or in part, the anticipated benefits and savings from the Reorganizations due to unforeseen difficulties, delays or unexpected costs. If ChargePoint is unable to realize the expected operational efficiencies and cost savings from the Reorganizations, its operating results and financial condition would be adversely affected. In addition, ChargePoint may need to undertake additional workforce reductions or restructuring activities in the future.
Competition for employees can be intense, particularly in Silicon Valley where ChargePoint is headquartered, and the ability to attract, hire and retain employees depends on ChargePoint’s ability to provide competitive compensation. In addition, future challenges related to ChargePoint’s hybrid work model, Reorganization efforts or workplace practices could lead to attrition and difficulty attracting high-quality employees. ChargePoint may not be able to attract, assimilate, develop or retain qualified personnel in the future, and failure to do so could adversely affect its business, including the execution of its global business strategy.
ChargePoint has expanded operations internationally, particularly in Europe, which will expose it to additional tax, compliance, market and other risks.
ChargePoint’s primary operations are in the United States and Europe and it maintains contractual relationships with parts and manufacturing suppliers in the Asia-Pacific region, Mexico and other locations. Also, ChargePoint maintains research and development teams in Gurgaon and Bangalore, India, Reading, England and Radstadt, Austria. Managing these operations requires additional resources and controls, and could subject ChargePoint to risks associated with international operations, including:
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
Some of ChargePoint’s executive officers have limited experience in the management of a publicly-traded company. For example, Mr. Rick Wilmer was recently appointed as ChargePoint’s Chief Executive Officer in November 2023, marking the first time Mr. Wilmer has served as the Chief Executive Officer for a publicly-traded company and in July 2024, Ms. Mansi Khetani was appointed as ChargePoint’s Chief Financial Officer, marking the first time Ms. Khetani has served as a Chief Financial Officer for a publicly-traded company. The management team may not successfully or effectively conduct the management of a public company that is subject to significant regulatory oversight and reporting obligations under federal securities laws, particularly in light of the Securities and Exchange Commission’s (“SEC”) increasing focus on former shell companies.
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
In November 2023, ChargePoint’s Chief Executive Officer since 2011 and Chief Financial Officer since 2018, respectively, separated from the Company and ChargePoint appointed Mr. Rick Wilmer, its former Chief Operating Officer, as its Chief Executive Officer and in July 2024 appointed Ms. Mansi Khetani as its Chief Financial Officer.

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
ChargePoint continues to expand its information technology systems in the form of its networked charging solution, and as its operations grow, its internal information technology systems, such as product data management, procurement, inventory management, production planning and execution, sales, services and logistics, financial, tax and regulatory compliance systems. This includes the implementation of new internally developed systems and the deployment of such systems in the United States and abroad. The implementation, maintenance, segregation and improvement of these systems require significant management time, support and cost, and there are inherent risks associated with developing, improving and expanding ChargePoint’s core systems as well as implementing new systems and updating current systems, including disruptions to the related areas of business operations. These risks may affect ChargePoint’s ability to manage its data and inventory, procure parts or supplies or manufacture, sell, deliver and service products, adequately protect its intellectual property or achieve and maintain compliance with, or realize available benefits under, tax laws and other applicable regulations.
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
•EV auto manufacturers delay or eliminate plans to migrate their manufacturing production to be solely or primarily EVs;
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
ChargePoint’s future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. ChargePoint plans to incur significant research and development costs in the future as part of its efforts to design, develop, manufacture and introduce new products and enhance existing products. ChargePoint’s research and development expenses were $72.6 million during the six months ended July 31, 2024, and $220.8 million, $195.0 million, and $145.0 million during the fiscal years ended January 31, 2024, 2023 and 2022, respectively, and may grow in the future. Further, ChargePoint’s research and development program may not produce successful results, and its new products may not achieve market acceptance, create additional revenue or become profitable.
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
The current lack of national and international standards for electric vehicle charging infrastructure may lead to uncertainty, additional competition and further unexpected costs.
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
•payment of any fines, penalties or damages to third parties as the result of any claims related to defects or errors in ChargePoint’s products or services;
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
Misuse of ChargePoint’s networked charging systems and mobile applications, including its online payment methods, could adversely affect ChargePoint’s results of operations, expose it to third-party claims, or increase its exposure to fraud and other risks.
ChargePoint’s Cloud Services platform is used to connect EV drivers with charging station hosts to pay for public and private charging. These payment connections can be made via the ChargePoint mobile application or via OEM “in-dash” applications powered by ChargePoint software. ChargePoint also enables the payment of public charging sessions with third-party charging stations via software integration which ChargePoint refers to as “roaming.” In addition, ChargePoint’s software platform enables third-party e-mobility services providers, or eMSPs, to build and publish their own proprietary mobility and roaming services for the sale of charging sessions, particularly in Europe.
In each of these charging cases, ChargePoint accepts payments from EV drivers for charging sessions using a variety of different payment methods or receives reimbursements from its roaming partners, which may subject ChargePoint to additional regulations and compliance requirements, and may also increase ChargePoint’s exposure to payment fraud, criminal activity, and other risks. Further, since the methods and schemes utilized by perpetrators of fraud are constantly evolving or, in some cases, not immediately detectable, ChargePoint cannot be certain that its policies, and controls and procedures for detecting fraud, will be effective over time or of its ability to update these measures to address emerging fraud risks. In addition, if illicit or fraudulent activity levels involving ChargePoint’s services were to rise, it could lead to regulatory intervention, adversely impact ChargePoint’s operations and customer relationships, and cause reputational and financial harm.

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
ChargePoint believes that the successful use of its networked charging stations and Cloud Services requires a high level of support and engagement for many of its customers, particularly its fleet and commercial customers. In order to deliver appropriate customer support and engagement, ChargePoint must successfully assist its customers in deploying and continuing to use ChargePoint’s networked charging stations and Cloud Services tools, resolving performance issues, addressing interoperability challenges with a customers’ existing information technology or fuel management platforms and responding to networked charging stations component failures or replacement parts, as well as charging station performance and reliability issues that may arise from time to time.
ChargePoint provides support to its commercial, fleet and residential networked charging station owners and operators. Such support services are generally provided under its extended warranty program (“Assure”), including proactive charging station monitoring, guaranteed service response times and labor and parts warranties. ChargePoint further provides support for EV drivers connecting to and utilizing ChargePoint’s Cloud Services and its network of EV charging stations, including customer support services and mobile services. ChargePoint’s support organization faces additional challenges associated with its international operations, including those associated with delivering support, training, and documentation in languages other than English. If ChargePoint fails to maintain high-quality customer support or comply with support requirements under its Cloud Services or Assure warranty program, ChargePoint may incur additional costs, be obligated to provide refunds, rebates or pay performance penalties to its customers and EV charging station owners, or suffer the cancellation of Cloud Services and Assure warranty agreements, the occurrence of any of which may increase ChargePoint’s expenses and costs or result in less revenue for ChargePoint, which may adversely affect ChargePoint’s reputation, business, results of operations, and financial condition.
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
In addition to selling networked charging stations, ChargePoint also depends on customers continuing to subscribe to its Cloud Services and Assure warranty coverages. Therefore, it is important that customers renew their subscriptions when the contract term expires and add additional charging stations and services to their subscriptions. Customers may decide not to renew their subscriptions with a similar contract period, at the same prices or terms or with the same or a greater number of users, stations or level of functionality. Customer retention may decline or fluctuate as a result of a number of factors, including satisfaction with software and features, functionality of the charging stations, prices, features and pricing of competing products, reductions in spending levels, mergers and acquisitions involving customers and deteriorating general economic conditions.
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
ChargePoint may raise additional capital through the issuance of equity or debt securities in the future. In that event, the ownership of existing ChargePoint stockholders would be diluted and the value of the stockholders' equity in Common Stock could be reduced. If ChargePoint raised more equity capital from the sale of Common Stock, institutional or other investors may negotiate terms more favorable than the current prices of ChargePoint’s Common Stock. If ChargePoint issues debt securities, the holders of the debt would have a claim to ChargePoint assets that would be prior to the rights of stockholders until the debt is repaid. Interest on these debt securities would increase costs and could negatively impact operating results. In April 2022, ChargePoint completed a private placement of $300.0 million of aggregate principal amount of convertible notes with an original maturity date of April 1, 2027, which were subsequently amended in October 2023 to, among other things, extend the maturity date of the convertible notes until April 1, 2028 (the “2028 Convertible Notes” and such amendment, the “Notes Amendment”). The 2028 Convertible Notes may decrease ChargePoint’s business flexibility and access to capital, require a significant amount of cash to service, dilute the ownership interest of existing stockholders and otherwise depress the price of its Common Stock, and delay or hinder an otherwise beneficial takeover of the Company. On July 1, 2022, ChargePoint filed a Registration Statement on Form S-3 (File No. 333-265986), which permits ChargePoint to offer up to $1.0 billion shares of ChargePoint Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time (the “Shelf Registration Statement”). Further, as part of the Shelf Registration Statement, ChargePoint may also sell shares of its Common Stock in “at-the-market” offerings pursuant to that certain common stock sales agreement dated July 1, 2022, by and among ChargePoint and the underwriters thereto (the “ATM Facility”). As of July 31, 2024, $161.6 million of shares of Common Stock remained available for sale pursuant to the ATM Facility. The sale of a substantial number of shares of ChargePoint Common Stock pursuant to the ATM Facility, the Shelf Registration Statement or otherwise, or anticipation of any such sales, could cause the trading price of ChargePoint’s Common Stock to decline or make it more difficult for ChargePoint to sell equity or equity-related securities in the future at a time and at a price that

ChargePoint might otherwise desire. In addition, issuances of any shares of ChargePoint Common Stock sold pursuant to the ATM Facility or any securities sold pursuant to the Shelf Registration Statement will have a dilutive effect on our existing stockholders.
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
As of July 31, 2024, the warrants to purchase Legacy ChargePoint common stock (the “Legacy Warrants”) were exercisable for 34,499,436 shares of Common Stock. Any shares of ChargePoint’s Common Stock issued upon exercise of Legacy Warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of ChargePoint’s Common Stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(a)Amended and Restated Bylaws
On September 5, 2024, ChargePoint’s board of directors approved ChargePoint’s amended and restated bylaws (the “Amended Bylaws”), effective immediately. The Amended Bylaws were amended and restated to, among other things, align the Company’s bylaws with developments in Delaware law, update procedures relating to meetings of the board of directors and meetings of stockholders and revise the advance notice provisions for director nominations and proposals for other business, including to address matters related to Rule 14a-19 under the Exchange Act. The Amended Bylaws also implement certain ministerial and conforming changes. The foregoing description does not purport to be complete and is qualified in its entirety by the full text of the Amended Bylaws, a copy of which is included as Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
(b)None
(c)Securities Trading Plans for Executive Officers and Directors
During the three months ended July 31, 2024, none of ChargePoint’s directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS
(a)Exhibits:

Exhibit No.	Description
3.1+	Amended and Restated Bylaws of ChargePoint Holdings, Inc., effective as of September 5, 2024
10.1+*	Second Addendum to Offer Letter, dated July 9, 2024, between ChargePoint, Inc. and Mansi Khetani
10.2+*	Offer Letter, dated December 30, 2020, between ChargePoint, Inc. and Rebecca Chavez
31.1+	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2+	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________

+ Filed herewith.
*    Denotes management compensatory plan, contract or arrangement.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 9, 2024

CHARGEPOINT HOLDINGS, INC.

	By:	/s/ Mansi Khetani
	Name:	Mansi Khetani
	Title:	Chief Financial Officer and Principal Financial Officer