Form 10-Q
period 2024-10-31
ChargePoint Holdings, Inc.
filed 2024-12-06
CIK 1777393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2024
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

The registrant had outstanding 442,340,874 shares of common stock as of November 29, 2024.

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

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ChargePoint Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data, unaudited)

	October 31, 2024	January 31, 2024
Assets
Current assets:
Cash and cash equivalents	$219,409	$327,410
Restricted cash	400	30,400
Accounts receivable, net of allowance of $16,000 as of October 31, 2024 and $14,000 as of January 31, 2024	111,854	124,049
Inventories	221,988	198,580
Prepaid expenses and other current assets	66,467	62,244
Total current assets	620,118	742,683
Property and equipment, net	37,909	42,446
Intangible assets, net	71,662	80,555
Operating lease right-of-use assets	14,782	15,362
Goodwill	214,303	213,750
Other assets	7,564	8,567
Total assets	$966,338	$1,103,363

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$74,056	$71,081
Accrued and other current liabilities	143,163	159,104
Deferred revenue	102,787	99,968
Total current liabilities	320,006	330,153
Deferred revenue, noncurrent	134,056	131,471
Debt, noncurrent	299,410	283,704
Operating lease liabilities	16,019	17,350
Deferred tax liabilities	10,343	11,252
Other long-term liabilities	5,523	1,757
Total liabilities	785,357	775,687
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock: $0.0001 par value; 1,000,000,000 shares authorized as of October 31, 2024 and January 31, 2024; 440,752,641 and 421,116,720 shares issued and outstanding as of October 31, 2024 and January 31, 2024, respectively	44	42
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of October 31, 2024 and January 31, 2024; 0 issued and outstanding as of October 31, 2024 and January 31, 2024	—	—
Additional paid-in capital	2,028,722	1,957,932
Accumulated other comprehensive loss	(15,150)	(15,926)
Accumulated deficit	(1,832,635)	(1,614,372)
Total stockholders’ equity	180,981	327,676
Total liabilities and stockholders’ equity	$966,338	$1,103,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Revenue
Networked charging systems	$52,662	$73,893	$182,182	$286,788
Subscriptions	36,417	30,559	106,053	86,935
Other	10,533	5,831	26,959	17,084
Total revenue	99,612	110,283	315,194	390,807
Cost of revenue
Networked charging systems	52,852	109,452	173,152	317,335
Subscriptions	17,512	19,999	53,812	53,495
Other	6,462	4,778	16,249	12,263
Total cost of revenue	76,826	134,229	243,213	383,093
Gross profit	22,786	(23,946)	71,981	7,714
Operating expenses
Research and development	38,299	56,524	110,861	165,563
Sales and marketing	34,678	39,834	106,376	116,545
General and administrative	17,975	33,463	52,794	82,627
Total operating expenses	90,952	129,821	270,031	364,735
Loss from operations	(68,166)	(153,767)	(198,050)	(357,021)
Interest income	1,604	1,868	6,930	6,168
Interest expense	(9,315)	(3,820)	(22,486)	(9,673)
Other income (expense), net	(202)	(2,815)	(1,090)	(2,173)
Net loss before income taxes	(76,079)	(158,534)	(214,696)	(362,699)
Provision for (benefit from) income taxes	1,511	(315)	3,567	162
Net loss	$(77,590)	$(158,219)	$(218,263)	$(362,861)
Weighted average shares outstanding - Basic and Diluted	435,331,445	376,182,783	428,757,738	360,818,131
Net loss per share - Basic and Diluted	$(0.18)	$(0.43)	$(0.51)	$(1.01)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Net loss	$(77,590)	$(158,219)	$(218,263)	$(362,861)
Other comprehensive income (loss):
Foreign currency translation adjustment	803	(7,697)	776	(3,370)
Reclassification adjustment for net realized gains on short-term investments included in net income, net of tax	—	—	—	449
Other comprehensive income (loss)	803	(7,697)	776	(2,921)
Comprehensive loss	$(76,787)	$(165,916)	$(217,487)	$(365,782)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data, unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2024	421,116,720	$42	$1,957,932	$(15,926)	$(1,614,372)	$327,676
Issuance of common stock under stock plans, net of tax withholding	2,163,379	1	497	—	—	498
Issuance of common stock upon ESPP purchase	1,853,535	—	3,025	—	—	3,025
Stock-based compensation	—	—	20,598	—	—	20,598
Net loss	—	—	—	—	(71,799)	(71,799)
Other comprehensive income	—	—	—	(2,074)	—	(2,074)
Balances as of April 30, 2024	425,133,634	$43	$1,982,052	$(18,000)	$(1,686,171)	$277,924
Issuance of common stock under stock plans, net of tax withholding	5,696,919	—	1,024	—	—	1,024
Stock-based compensation	—	—	18,769	—	—	18,769
Net loss	—	—	—	—	(68,874)	(68,874)
Other comprehensive income	—	—	—	2,047	—	2,047
Balances as of July 31, 2024	430,830,553	$43	$2,001,845	$(15,953)	$(1,755,045)	$230,890
Issuance of common stock under stock plans, net of tax withholding	6,571,640	1	1,909	—	—	1,910
Issuance of common stock in connection with ATM offerings, net of issuance costs	2,170,702	—	2,970	—	—	2,970
Issuance of common stock upon ESPP purchase	1,179,746	—	1,284	—	—	1,284
Stock-based compensation	—	—	20,714	—	—	20,714
Net loss	—	—	—	—	(77,590)	(77,590)
Other comprehensive loss	—	—	—	803	—	803
Balances as of October 31, 2024	440,752,641	$44	$2,028,722	$(15,150)	$(1,832,635)	$180,981

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’Equity
	Shares	Amount
Balances as of January 31, 2023	348,330,481	$35	$1,528,104	$(16,384)	$(1,156,763)	$354,992
Issuance of common stock under stock plans, net of tax withholding	2,278,764	—	915	—	—	915
Issuance of common stock under ESPP purchase	562,829	—	4,875	—	—	4,875
Issuance of common stock in connection with ATM offerings, net of issuance costs	1,909,028	—	17,516	—	—	17,516
Vesting of early exercised stock options	—	—	14	—	—	14
Stock based compensation	—	—	23,964	—	—	23,964
Net loss	—	—	—	—	(79,388)	(79,388)
Other comprehensive income	—	—	—	4,591	—	4,591
Balances as of April 30, 2023	353,081,102	$35	$1,575,388	$(11,793)	$(1,236,151)	$327,479
Issuance of common stock under stock plans, net of tax withholding	2,635,078	—	420	—	—	420
Issuance of common stock in connection with ATM offerings, net of issuance costs	4,076,072	1	37,283	—	—	37,284
Vesting of early exercised stock options	—	—	8	—	—	8
Stock based compensation	—	—	35,099	—	—	35,099
Net loss	—	—	—	—	(125,255)	(125,255)
Other comprehensive income	—	—	—	185	—	185
Balances as of July 31, 2023	359,792,252	$36	$1,648,198	$(11,608)	$(1,361,406)	$275,220
Issuance of common stock under stock plans, net of tax withholding	4,130,978	—	1,330	—	—	1,330
Issuance of common stock upon ESPP purchase	702,480		3,415	—	—	3,415
Issuance of common stock in connection with ATM offerings, net of issuance costs	53,314,381	6	232,393	—	—	232,399
Vesting of early exercised stock options	—	—	6	—	—	6
Repurchase of unvested restricted shares	(267)	—	—	—	—	—
Impact of convertible note modification	—	—	13,225	—	—	13,225
Stock-based compensation	—	—	32,883	—	—	32,883
Net loss	—	—	—	—	(158,219)	(158,219)
Other comprehensive loss	—	—	—	(7,697)	—	(7,697)
Balances as of October 31, 2023	417,939,824	$42	$1,931,450	$(19,305)	$(1,519,625)	$392,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended October 31,
	2024	2023
Cash flows from operating activities
Net loss	$(218,263)	$(362,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,205	21,160
Non-cash operating lease cost	2,700	3,257
Stock-based compensation	61,083	91,946
Amortization of deferred contract acquisition costs	2,388	2,112
Inventory impairment	—	70,000
Non-cash interest expense	12,750	—
Reserves and other	17,104	7,486
Changes in operating assets and liabilities:
Accounts receivable, net	6,267	8,693
Inventories	(24,207)	(183,569)
Prepaid expenses and other assets	(6,250)	(6,135)
Accounts payable, operating lease liabilities, and accrued and other liabilities	(25,291)	31,738
Deferred revenue	5,249	28,685
Net cash used in operating activities	(144,265)	(287,488)
Cash flows from investing activities
Purchases of property and equipment	(10,136)	(14,671)
Maturities of investments	—	105,000
Net cash provided by (used in) investing activities	(10,136)	90,329
Cash flows from financing activities
Debt issuance costs related to the revolving credit facility	—	(2,853)
Proceeds from the issuance of common stock under employee equity plans, net of tax withholding	7,742	10,957
Proceeds from issuance of common stock in connection with ATM offerings, net of issuance costs	2,970	287,198
Change in driver funds and amounts due to customers	5,681	8,935
Settlement of contingent earnout liability	—	(3,537)
Net cash provided by financing activities	16,393	300,700
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	7	(691)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(138,001)	102,850
Cash, cash equivalents, and restricted cash at beginning of period	357,810	294,562
Cash, cash equivalents, and restricted cash at end of period	$219,809	$397,412

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Cash Flows - (continued)
Nine Months Ended October 31, 2024 and 2023
(in thousands, unaudited)

	Nine Months Ended October 31,
	2024	2023
Supplementary cash flow information
Cash paid for interest	$10,519	$10,610
Cash paid for taxes	$2,376	$900
Supplementary cash flow information on noncash investing and financing activities
Impact of convertible note modification	$—	$13,225
Right-of-use assets obtained in exchange for lease liabilities	$1,897	$524
Non-cash adjustment to right-of-use assets due to reorganization	$—	$(2,012)
Acquisitions of property and equipment included in accounts payable and accrued and other current liabilities	$475	$1,673
Vesting of early exercised stock options	$—	$27
Unpaid debt issuance costs	$—	$30

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
Basis of Presentation
The condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended January 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024, which provides a more complete discussion of the Company’s accounting policies and certain other information. The information as of January 31, 2024, included on the condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position as of October 31, 2024, the results of operations for the three and nine months ended October 31, 2024 and 2023, and cash flows for the nine months ended October 31, 2024 and 2023. The results of operations for the three and nine months ended October 31, 2024, are not necessarily indicative of the results that may be expected for the year ending January 31, 2025.
The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has been engaged in developing and marketing its Networked Charging Systems, subscriptions and other offerings, raising capital, and recruiting personnel and it has incurred net operating losses and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of October 31, 2024, the Company had an accumulated deficit of $1,832.6 million.
The Company has funded its operations primarily with proceeds from customer payments, the issuance of redeemable convertible preferred stock, convertible notes, exercise proceeds from options and warrants, borrowings under loan facilities, proceeds from sale of Common Stock under the ATM Facility (as defined in Note 8, Common Stock), and proceeds from the Reverse Recapitalization (as defined below). The Company had cash and cash equivalents and restricted cash of $219.8 million as of October 31, 2024. Cash outflow from operations was $144.3 million and $287.5 million for the nine months ended October 31, 2024 and 2023, respectively. As of the date on which these condensed consolidated financial statements were issued, the Company believes that its cash on hand, together with cash generated from sales to customers, and available funding sources will satisfy its working capital and capital requirements for at least the next twelve months.

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
Concentration of credit risk with respect to trade accounts receivable is considered to be limited due to the diversity of the Company’s customer base and geographic sales areas. As of October 31, 2024, no customer individually accounted for 10% or more of accounts receivable, net. As of January 31, 2024, one customer individually accounted for 10% or more of accounts receivable, net. For the three and nine months ended October 31, 2024, no customer individually represented 10% or more of total revenue. For the three and nine months ended October 31, 2023, no customer individually represented 10% or more of total revenue.
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
The reconciliation of cash, cash equivalents, and restricted cash to amounts presented in the condensed consolidated statements of cash flows was as follows:

	October 31, 2024	January 31, 2024
	(in thousands)
Cash and cash equivalents	$219,409	$327,410
Restricted cash	400	30,400
Total cash, cash equivalents, and restricted cash	$219,809	$357,810
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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
currently assessing the impact of adopting this standard on the condensed consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses,” (“ASU 2024-03”), which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement, as well as disclosures about selling expenses. The guidance is effective for public business entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently assessing the impact of adopting this standard on the condensed consolidated financial statements and related disclosures.
3.Goodwill and Intangible Assets
The following table summarizes the changes in carrying amounts of goodwill (in thousands):

Balance as of January 31, 2024	$213,750
Foreign exchange fluctuations	553
Balance as of October 31, 2024	$214,303
There was no impairment recognized for the three and nine months ended October 31, 2024 and 2023.
The following table presents the details of intangible assets:

	October 31, 2024
	Cost (1)	Accumulated Amortization (1)	Net (1)	Useful Life
	(amounts in thousands, useful lives in years)
Customer relationships	$91,025	$(28,190)	$62,835	10
Developed technology	18,401	(9,574)	8,827	6
	$109,426	$(37,764)	$71,662
_______________
(1) Values are translated into U.S. Dollars at period-end foreign exchange rates.

	January 31, 2024
	Cost (1)	Accumulated Amortization (1)	Net (1)	Useful Life
	(amounts in thousands, useful lives in years)
Customer relationships	$90,755	$(21,301)	$69,454	10
Developed technology	18,358	(7,257)	11,101	6
	$109,113	$(28,558)	$80,555
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
The following table presents the amortization expense related to intangible assets:

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(in thousands)
Amortization expense	$3,078	$3,008	$9,130	$9,085
4.Composition of Certain Financial Statement Items
Inventories
Inventories consisted of the following:

	October 31, 2024	January 31, 2024
	(in thousands)
Raw materials	$6,465	$5,322
Finished goods and components	215,523	193,258
Total Inventories	$221,988	$198,580
Prepaid expense and other current assets
Prepaid expense and other current assets consisted of the following:

	October 31, 2024	January 31, 2024
	(in thousands)
Prepaid expense	$41,069	$43,389
Other current assets	25,398	18,855
Total Prepaid Expense and Other Current Assets	$66,467	$62,244
Property and Equipment, net
Property and equipment, net consisted of the following:

	October 31, 2024	January 31, 2024
	(in thousands)
Furniture and fixtures	$1,725	$1,718
Computers and software	9,690	8,520
Machinery and equipment	39,131	35,954
Tooling	16,350	15,852
Leasehold improvements	9,932	9,828
Owned and operated systems	31,495	27,723
Construction in progress	850	2,310
	109,173	101,905
Less: Accumulated depreciation	(71,264)	(59,459)
Total Property and Equipment, Net	$37,909	$42,446
The following table presents the depreciation expense:

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(in thousands)
Depreciation expense	4,230	4,135	13,074	12,076
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	October 31, 2024	January 31, 2024
	(in thousands)
Accrued expenses	$38,511	$51,399
Accrued losses on purchase commitments	26,157	30,054
Refundable driver deposits	17,229	16,588
Payroll and related expenses	13,585	16,018
Taxes payable	17,502	14,294
Customer funds	16,599	12,301
Other current liabilities	13,580	18,450
Total Accrued and Other Current Liabilities	$143,163	$159,104

Revenue
Revenue consisted of the following:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(in thousands)
United States	$69,839	$82,777	$225,472	$292,869
Rest of World	29,773	27,506	89,722	97,938
Total revenue	$99,612	$110,283	$315,194	$390,807
Deferred Revenue
The following table shows the total deferred revenue for each period presented.

	October 31, 2024	January 31, 2024
	(in thousands)
Deferred revenue	236,843	231,439
The following table shows the revenue recognized that was included in the deferred revenue balance at the beginning of the period.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(in thousands)
Deferred revenue recognized	$31,111	$18,952	$90,888	$69,384

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancellable contracted amounts that will be invoiced and recognized as revenue in future periods. Revenue expected to be recognized from remaining performance obligations was $257.4 million as of October 31, 2024, of which 43% is expected to be recognized over the next twelve months.
5.Restructuring Charges
September 2024 Reorganization
In September 2024, the Company implemented a reorganization plan to reduce its operating expenses and continue to increase efficiencies (the “September 2024 Reorganization”). The September 2024 Reorganization entailed a reduction in force of approximately 249 employees, or 15% of the Company’s global workforce at the time. As a result, in the third quarter of fiscal year 2025, the Company incurred $9.8 million of employee severance, termination and employment-related exit costs.
The following table summarizes the charges by line item within the Company’s condensed consolidated statements of operations during the three and nine months ended October 31, 2024:

Severance and employment-related termination costs
(in thousands)
Cost of revenue	$961
Research and development	2,867
Sales and marketing	5,066
General and administrative	933
Total	$9,827
As of October 31, 2024, $3.7 million in restructuring-related liabilities remained in accrued and other current liabilities.
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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
During the three and nine months ended October 31, 2024, no further restructuring charges related to the January 2024 Reorganization were incurred. The following table summarizes the charges by line item within the Company’s consolidated statements of operations where they were recorded in the fiscal year ended January 31, 2024:

	Severance and employment-related termination costs	Facility and other contract terminations	Total
	(in thousands)
Cost of revenue	$632	$—	$632
Research and development	7,540	—	7,540
Sales and marketing	500	—	500
General and administrative	1,274	2,708	3,982
Total	$9,946	$2,708	$12,654
During the three and nine months ended October 31, 2024, changes to the restructuring-related liabilities were primarily due to cash disbursements of severance and employment-related exit costs and facility exit costs. As of October 31, 2024, $1.4 million of restructuring-related liabilities remained consisting of employment-related exit costs. As of January 31, 2024, restructuring-related liabilities were $10.6 million, including $10.2 million in severance and employment-related exit costs and $0.4 million in facility exit costs.
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
During the three and nine months ended October 31, 2024, no further restructuring charges related to the September 2023 Reorganization were incurred. The following table summarizes the charges by line item within the Company’s consolidated statements of operations where they were recorded in the fiscal year ended January 31, 2024:

	Severance and employment-related termination costs	Facility and other contract terminations	Total
	(in thousands)
Cost of revenue	$996	$—	$996
Research and development	4,183	—	4,183
Sales and marketing	1,343	—	1,343
General and administrative	890	8,189	9,079
Total	$7,412	$8,189	$15,601
During the three and nine months ended October 31, 2024, changes to the restructuring-related liabilities were primarily due to cash disbursements of severance and employment-related exit costs. As of October 31, 2024, there were $0.4 million in restructuring-related liabilities. As of January 31, 2024, there were $0.5 million restructuring-related liabilities.

ChargePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6.Debt
The following table presents the Company’s convertible debt outstanding:

	October 31, 2024	January 31, 2024
	(in thousands)
Gross amount	$312,750	$300,000
Debt discount and issuance costs	(13,340)	(16,296)
Carrying amount	$299,410	$283,704

Estimated fair value (Level 2 Inputs)	$220,000	$211,000
The following table presents the Company’s interest expense:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(in thousands)
2028 Convertible Notes
Interest expense for Cash Interest and PIK Interest	$7,965	$3,048	$18,479	$8,298
Amortization of debt discount and issuance costs	985	405	2,956	1,008
2027 Revolving Credit Facility
Amortization of debt issuance costs	212	205	636	205
Commitment fees	153	162	455	162
Total interest expense	$9,315	$3,820	$22,526	$9,673
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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

For the interest period from April 1 through October 1, 2024 the Company elected the option of PIK Interest through the issuance of additional Original Convertible Notes of $12.8 million. Amortization of debt discount and issuance costs is reported as a component of interest expenses and is computed using the straight-line method over the term of the 2028 Convertible Notes, which approximates the effective interest method. As of October 31, 2024, the effective interest rate on the 2028 Convertible Notes would be approximately 9.90% if the Company continued to elect the PIK Interest payment option for the remainder of the 2028 Convertible Notes term.
The estimated fair value of the 2028 Convertible Notes, valued using Level 2 fair value inputs, as of October 31, 2024 and January 31, 2024 was $220.0 million and $211.0 million, respectively.
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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of October 31, 2024, the Borrower had no borrowings outstanding under the 2027 Revolving Credit Facility. The Borrower also had no letters of credit outstanding under the Credit Agreement as of October 31, 2024, and as a result, had a borrowing capacity of up to $150.0 million.
7.Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services related to, but not limited to, manufacturing, facilities and professional services under non-cancellable contracts. No open purchase commitments were recorded as liabilities on the condensed consolidated balance sheets as of October 31, 2024 as the Company had not yet received the related goods or services.
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
Class Action Litigation
A class action lawsuit alleging violations of federal securities laws was filed on November 29, 2023 in the U.S. District Court for the Northern District of California against the Company and certain of its former officers (the “Class Defendants”). A second class action lawsuit (together with the November 2023 Class Action, the “Class Actions”) was filed against the Class Defendants on January 22, 2024. On May 16, 2024, the Court consolidated the Class Actions into one action captioned Khan v. ChargePoint Holdings, Inc., et al., Case No. 23-cv-06172-EKL, appointed two lead plaintiffs, and appointed lead counsel. On July 19, 2024, Lead Plaintiffs filed a Consolidated Amended Complaint which purports to be on behalf of purchasers of the Company’s stock between December 7, 2021 and November 16, 2023. This Consolidated Amended Complaint alleges that the Class Defendants made materially false and misleading statements in violation of Section 10(b) and Rule 10(b)-5 of the Securities and Exchange Act regarding, (1) ChargePoint’s handling of supply chain disruptions; (2) ChargePoint’s revenue; and (3) the value of ChargePoint’s inventory. Lead Plaintiffs also allege the Class Defendants engaged in a scheme to prematurely recognize revenue in violation of Sections 10(a) and (c) of the Securities and Exchange Act. The Class Defendant filed a motion to dismiss the Consolidated Amended Complaint on September 17, 2024 and a hearing on the motion is scheduled for February 5, 2025.
Derivative Actions
On January 5, 2024, a ChargePoint stockholder purporting to act on behalf of the Company filed an action in the U.S. District Court for the District of Delaware against ChargePoint’s Board of Directors and certain of its former officers (“Derivative Defendants”), alleging that the Derivative Defendants breached their fiduciary duties to ChargePoint in connection with the same alleged events and alleged materially false and misleading statements asserted in the Class Actions described above. This action has been stayed. Four additional substantively duplicative actions were filed in the U.S. District Court for the Northern District of California on January 8, 2024, March 1, 2024, May 2, 2024, and May 24, 2024. The complaints seek unspecified monetary damages and other relief. On September 23, 2024, the Court consolidated the four California actions into one action captioned In re ChargePoint Holdings, Inc. Derivative Litigation, Case No. 24-cv-00149-EKL (“Consolidated Derivative Action”). On November 4, 2024, the Court entered an order staying the Consolidated Derivative Action pending resolution of Class Defendants’ motion to dismiss in the Class Action Litigation.
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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Letters of Credit
The Company had $0.4 million and $30.4 million of secured letters of credit outstanding as of October 31, 2024 and January 31, 2024, respectively. On May 16, 2024, the letter of credit agreement with one of the Company’s contract manufacturers expired and the lender released $30.0 million of restricted cash to the Company. These primarily relate to support of contract manufacturer and customer agreements, and are fully collateralized by cash deposits which the Company recorded in restricted cash on its condensed consolidated balance sheets based on the term of the remaining restriction.
Leases
The Company leases its office facilities under non-cancelable operating leases with various lease terms. The Company also leases certain office equipment under operating lease agreements.
The following table presents future payments of lease liabilities under the Company's non-cancelable operating leases as of October 31, 2024 (in thousands):

(in thousands)
2025 (remaining three months)	$1,736
2026	5,737
2027	5,509
2028	4,648
2029	4,047
Thereafter	2,304
Total undiscounted operating lease payments	23,981
Less: imputed interest	(3,387)
Total operating lease liabilities	20,594
Less: current portion of operating lease liabilities	(4,575)
Operating lease liabilities, noncurrent	$16,019

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8.Common Stock
As of October 31, 2024 and January 31, 2024, the Company was authorized to issue 1,000,000,000 shares of Common Stock, with a par value of $0.0001 per share. There were 440,752,641 and 421,116,720 shares issued and outstanding as of October 31, 2024 and January 31, 2024, respectively.
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
During the three and nine months ended October 31, 2024, the Company sold a total of 2,170,702 shares of its Common Stock pursuant to the ATM Facility at the prevailing market prices for total proceeds of $3.0 million, net of less than $0.1 million issuance costs. During the three months ended October 31, 2023, the Company sold a total of 53,314,381 shares of its Common Stock pursuant to the ATM Facility at the prevailing market prices for total proceeds of $232.4 million, net of $0.7 million of issuance costs, which includes 41,371,158 shares sold to institutional investors. During the nine months ended October 31, 2023, the Company sold a total of 59,299,481 shares of its Common Stock pursuant to the ATM Facility at the prevailing market prices for total proceeds of $287.2 million, net of $1.2 million of issuance costs.
As of October 31, 2024, $158.6 million of shares of Common Stock remained available for sale pursuant to the ATM Facility.
9.Common Stock Warrants
Legacy ChargePoint had outstanding warrants to purchase shares of Legacy ChargePoint common stock (collectively, “Legacy Warrants”), which now represent warrants to purchase Common Stock. As of October 31, 2024, there were 34,499,436 Legacy Warrants outstanding, which are classified as equity.
There was no Legacy Warrants activity during the three and nine months ended October 31, 2024 and 2023.
Activity of Legacy Warrants is set forth below:

Legacy Warrants
Outstanding as of January 31, 2024	34,499,436
Warrants exercised	—
Outstanding as of October 31, 2024	34,499,436

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10.Equity Plans and Stock-based Compensation
The following sets forth the total stock-based compensation expense for employee equity plans included in the Company’s condensed consolidated statements of operations:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$1,260	$1,847	$3,870	$4,780
Research and development	9,830	14,451	28,864	39,804
Sales and marketing	4,517	6,467	14,422	17,393
General and administrative	5,107	10,118	13,927	29,969
Total stock-based compensation expense	$20,714	$32,883	$61,083	$91,946
As of October 31, 2024, the Company had unrecognized stock-based compensation expense related to RSUs and PRSUs (as defined below), and 2021 ESPP (as defined below) of $109.4 million, which is expected to be recognized over a weighted-average period of 2.1 years.
2021 Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (“2021 ESPP”) permits participants to purchase shares of the Company’s Common Stock at a discounted price through payroll deductions. As of October 31, 2024, 14,319,166 shares of Common Stock were available under the 2021 ESPP.
2021 Equity Incentive Plan
The 2021 Equity Incentive Plan (“2021 EIP”) allows the Company to grant stock options, stock appreciation rights, restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), and certain other awards. As of October 31, 2024, 40,034,280 shares of Common Stock were available under the 2021 EIP.
There were no options granted for the three and nine months ended October 31, 2024.
Restricted Stock Units
A summary of RSUs outstanding under the 2021 EIP as of October 31, 2024 and changes during the fiscal year-to-date period then ended is presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 31, 2024	28,416,127	$7.35
RSU granted	23,046,440	$1.52
RSU vested	(9,291,767)	$5.90
RSU forfeited	(8,093,723)	$7.35
Outstanding as of October 31, 2024	34,077,077	$3.80

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Performance Restricted Stock Units
A summary of PRSUs outstanding under the 2021 EIP as of October 31, 2024 and changes during the fiscal year-to-date period then ended is presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 31, 2024	3,147,782	$6.79
PRSUs granted	1,667,250	$1.26
PRSU forfeited	(1,170,008)	$10.47
Outstanding as of October 31, 2024	3,645,024	$3.08
2017 Plan and 2007 Plan
In fiscal year 2022, the Company terminated its 2017 Stock Option Plan (the “2017 Plan”) and 2007 Stock Option Plan (the “2007 Plan”).
A summary of options outstanding under the 2017 Plan and 2007 Plan as of October 31, 2024 and changes during the fiscal year-to-date period then ended is presented in the following table:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2024	11,396,756	$0.74	4.8	$13,276
Options exercised	(5,140,172)	$0.67
Options cancelled	(89,297)	$0.74
Outstanding as of October 31, 2024	6,167,287	$0.79	2.1	$2,523
Options vested and expected to vest as of October 31, 2024	6,167,287	$0.79	2.1	$2,523
Exercisable as of October 31, 2024	6,167,287	$0.79	2.1	$2,523
11.Income Taxes
The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter. The effective income tax rate was (2.0)% and 0.2% for the three months ended October 31, 2024 and 2023, respectively. The effective income tax rate was (1.7)% and nil for the nine months ended October 31, 2024 and 2023, respectively. The effective tax rate differs from the U.S. statutory rate primarily due to the full valuation allowances on the Company’s net domestic deferred tax assets as it is more likely than not that all of the deferred tax assets will not be realized.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

12.Basic and Diluted Net Loss per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three and nine months ended October 31, 2024 and 2023:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(in thousands, except share and per share data)
Numerator:
Net loss	$(77,590)	$(158,219)	$(218,263)	$(362,861)
Denominator:
Weighted average common shares outstanding	435,331,445	376,190,781	428,757,738	360,836,403
Less: Weighted average unvested restricted shares and shares subject to repurchase	—	(7,998)	—	(18,272)
Weighted average shares outstanding - Basic and Diluted	435,331,445	376,182,783	428,757,738	360,818,131

Net loss per share - Basic and Diluted	$(0.18)	$(0.43)	$(0.51)	$(1.01)
The potential shares of Common Stock that were excluded from the computation of diluted net loss per share attributable to common stockholders at each period end because including them would have had an antidilutive effect were as follows:

	October 31, 2024	October 31, 2023
2028 Convertible Notes (on an as-converted basis)	26,062,490	24,999,990
Options to purchase common stock	6,167,287	13,042,440
Restricted stock units	34,077,077	21,609,427
Unvested early exercised common stock options	—	4,692
Common stock warrants	34,499,436	34,499,436
Employee stock purchase plan	8,170,858	8,751,276
Total potentially dilutive common share equivalents	108,977,148	102,907,261
PRSUs granted were excluded from the above table because the respective stock price targets have not been met as of October 31, 2024.

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
Since its inception in 2007, ChargePoint has been engaged in developing and marketing its Networked Charging Systems, subscriptions and other offerings, raising capital and recruiting personnel. ChargePoint has incurred net operating losses and negative cash flows from operations in every year since its inception. As of October 31, 2024, ChargePoint had an accumulated deficit of $1,832.6 million. ChargePoint has funded its operations primarily from customer payments, the issuance of common stock, redeemable convertible preferred stock and convertible notes, exercise proceeds from options and warrants, borrowings under loan facilities and proceeds from the Reverse Recapitalization.

Key Factors Affecting Operating Results
ChargePoint believes its performance and future success depend on several factors that present significant opportunities for it but also pose risks and challenges, including those discussed below:
Growth in EV Adoption
ChargePoint believes its revenue growth is tied to the number of passenger and commercial EVs sold, which it believes drives the demand for EV charging infrastructure. The market for EVs is still rapidly evolving and although demand for EVs has grown in recent years, the rate of EV sales is highly volatile and there is no guarantee of future demand for EV sales. Factors impacting the adoption of EVs include but are not limited to perceptions about EV features, quality, safety, performance and cost; perceptions about the limited range over which EVs may be driven on a single battery charge; volatility in the cost of oil and gasoline; availability of services for EVs; consumers’ perception about the convenience, reliability and cost of charging EVs; and increases in fuel efficiency of internal combustion engine vehicles. Further, numerous EV auto manufacturers have announced delays in their previously announced plans to migrate their manufacturing production to be solely or primarily EVs. In addition, macroeconomic factors, including reduction or elimination of governmental mandates and incentives and the impact of higher interest rates, inflation and any potential economic recession, could impact demand for EVs, particularly since they can be more expensive to purchase than traditional gasoline-powered vehicles. Further, geopolitical factors, such as the ongoing conflict between Russia and Ukraine, conflicts in the Middle East, conflicts between the United States and China or between China and Taiwan may negatively impact the global automotive supply chain and reduce the manufacturing of automobiles, including EVs. If the market for EVs does not develop as expected, if there is any slow-down or delay in overall EV adoption, or if auto manufacturers delay their EV manufacturing rates or eliminate their plans to transition to predominately EV manufacturing, the rate of EV adoption may be adversely affected and the market for EV charging may not develop as a result and ChargePoint’s financial condition and results of operations could be materially and adversely impacted.
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
Impact of New Product Releases and Investments in Growth
As ChargePoint introduces new products its gross margins may be initially negatively impacted by launch costs and lower volumes until it achieves targeted cost reductions. Cost reductions may not occur on the timeline ChargePoint expects due to a number of factors, including but not limited to failure to meet its own estimates, unanticipated supply chain difficulties, government mandates or certification requirements. In addition, ChargePoint may accelerate its expenditures where it sees growth opportunities, which may negatively impact gross margin until upfront costs and inefficiencies are absorbed and normalized operations are achieved. Further, ChargePoint has historically invested in prioritizing an assurance of supply of its products and new customer acquisition, which puts pressure on gross margins and increases operating expenses. ChargePoint also continuously evaluates and may adjust its expenditures, such as new product introduction costs, based on its launch plans for new products, as well as other factors including the pace and prioritization of current projects under development and the addition of new projects. As ChargePoint attains higher revenue, it expects operating expenses as a percentage of total revenue to decrease as it scales and focuses on increasing operational efficiency and process automation.
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

	October 31,
Networked Charging Systems	2024	2023	Change
	(dollar amounts in thousands)
Three months ended	$52,662	$73,893	$(21,231)	(28.7)%
Percentage of total revenue	52.9%	67.0%

Nine months ended	$182,182	$286,788	$(104,606)	(36.5)%
Percentage of total revenue	57.8%	73.4%
Networked Charging Systems revenue decreased during the three and nine months ended October 31, 2024 compared to the three and nine months ended October 31, 2023 primarily due to lower volume of Networked Charging Systems delivered across ChargePoint’s major product families.

	October 31,
Subscriptions	2024	2023	Change
	(dollar amounts in thousands)
Three months ended	$36,417	$30,559	$5,858	19.2%
Percentage of total revenue	36.6%	27.7%

Nine months ended	$106,053	$86,935	$19,118	22.0%
Percentage of total revenue	33.6%	22.2%
Subscriptions revenue increased during the three and nine months ended October 31, 2024 compared to the three and nine months ended October 31, 2023 primarily due to the growth in the number of Cloud subscriptions and Assure subscriptions for Networked Charging Systems connected to ChargePoint’s network.

	October 31,
Other Revenue	2024	2023	Change
	(dollar amounts in thousands)
Three months ended	$10,533	$5,831	$4,702	80.6%
Percentage of total revenue	10.6%	5.3%

Nine months ended	$26,959	$17,084	$9,875	57.8%
Percentage of total revenue	8.6%	4.4%
Other revenue increased during the three and nine months ended October 31, 2024 compared to the three and nine months ended October 31, 2023 primarily due to net transaction fees earned for processing payments collected on driver charging sessions.
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

	October 31,
Cost of Networked Charging Systems Revenue	2024	2023	Change
	(dollar amounts in thousands)
Three months ended	$52,852	$109,452	$(56,600)	(51.7)%
Percentage of networked charging systems revenue	100.4%	148.1%

Nine months ended	$173,152	$317,335	$(144,183)	(45.4)%
Percentage of networked charging systems revenue	95.0%	110.7%
Cost of Networked Charging Systems revenue decreased during the three months ended October 31, 2024 compared to the three months ended October 31, 2023 primarily due to a decrease in Networked Charging Systems delivered and an inventory impairment charge of $42.0 million taken in the prior year.
Cost of Networked Charging Systems revenue decreased during the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023 primarily due to a decrease in Networked Charging Systems delivered and an inventory impairment charge of $70.0 million taken in the prior year.

	October 31,
Cost of Subscriptions Revenue	2024	2023	Change
	(dollar amounts in thousands)
Three months ended	$17,512	$19,999	$(2,487)	(12.4)%
Percentage of subscriptions revenue	48.1%	65.4%

Nine months ended	$53,812	$53,495	$317	0.6%
Percentage of subscriptions revenue	50.7%	61.5%
Cost of Subscriptions revenue decreased primarily due to cost reductions , including decrease in personnel expenses during the three months ended October 31, 2024 compared to the three months ended October 31, 2023.
Cost of Subscriptions revenue did not materially fluctuate during the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023.

	October 31,
Cost of Other Revenue	2024	2023	Change
	(dollar amounts in thousands)
Three months ended	$6,462	$4,778	$1,684	35.2%
Percentage of other revenue	61.4%	81.9%

Nine months ended	$16,249	$12,263	$3,986	32.5%
Percentage of other revenue	60.3%	71.8%
Cost of other revenue increased during the three and nine months ended October 31, 2024 compared to the three and nine months ended October 31, 2023 primarily due to higher driver-related processing costs on Networked Charging Stations.
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
In the long term, improvements in ChargePoint’s gross profit and gross margin will depend on its ability to continue to optimize its operations and supply chain as it increases its revenue. However, at least in the short term, as the product mix continues to vary and as ChargePoint continues to align inventory supply with demand and optimize for customer acquisition, launches new Networked Charging Systems products, grows its presence in Europe where it has not yet achieved economies of scale, and expands its solutions for its fleet customers, gross margin will vary from period to period.

	October 31,
Gross Profit and Gross Margin	2024	2023	Change
	(dollar amounts in thousands)
Three months ended	$22,786	$(23,946)	$46,732	n.m. *
Gross margin	22.9%	(21.7)%	44.6%

Nine months ended	$71,981	$7,714	$64,267	n.m. *
Gross margin	22.8%	2.0%	20.8%
* not meaningful

Gross profit and gross margin both increased during the three and nine months ended October 31, 2024 compared to the three and nine months ended October 31, 2023 primarily due to the inventory impairment charge of $42.0 million and $70.0 million, respectively taken in the prior year.
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

	October 31,
Research and Development Expenses	2024	2023	Change
	(dollar amounts in thousands)
Three months ended	$38,299	$56,524	$(18,225)	(32.2)%
Percentage of total revenue	38.4%	51.3%

Nine months ended	$110,861	$165,563	$(54,702)	(33.0)%
Percentage of total revenue	35.2%	42.4%
Research and development expenses decreased during the three months ended October 31, 2024 compared to the three months ended October 31, 2023 primarily due to the Company’s reorganization plans taken in the prior periods and cost reduction measures resulting in decreases of $10.1 million in personnel expenses, $4.6 million in stock-based compensation expenses and $2.7 million in engineering materials and service costs.
Research and development expenses decreased during the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023 primarily due to the Company’s reorganization plans taken in the prior periods and cost reduction measures resulting in decreases of $27.6 million in personnel expenses, $10.9 million in stock-based compensation expenses, $10.9 million in engineering materials and service costs, and $5.2 million in travel and other operating expenses.
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

	October 31,
Sales and Marketing Expenses	2024	2023	Change
	(dollar amounts in thousands)
Three months ended	$34,678	$39,834	$(5,156)	(12.9)%
Percentage of total revenue	34.8%	36.1%

Nine months ended	$106,376	$116,545	$(10,169)	(8.7)%
Percentage of total revenue	33.7%	29.8%
Sales and marketing expenses decreased during the three months ended October 31, 2024 compared to the three months ended October 31, 2023 primarily due to reductions of $1.9 million stock-based compensation expenses resulting from reorganizations, $1.3 million in commission expenses, $0.8 million in marketing expenses, and $0.7 million in consulting expenses.
Sales and marketing expenses decreased during the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023 primarily due to reductions of $3.0 million in stock-based compensation expenses resulting from reorganizations, $3.4 million in consulting expenses, $1.5 million in marketing expenses, $1.0 million in travel expenses, and $0.8 million in commission expenses.
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
ChargePoint expects its general and administrative expenses to decrease as a percentage of revenue as it continues to optimize its operations.

	October 31,
General and Administrative Expense	2024	2023	Change
	(dollar amounts in thousands)
Three months ended	$17,975	$33,463	$(15,488)	(46.3)%
Percentage of total revenue	18.0%	30.3%

Nine months ended	$52,794	$82,627	$(29,833)	(36.1)%
Percentage of total revenue	16.7%	21.1%
General and administrative expenses decreased during the three months ended October 31, 2024 compared to the three months ended October 31, 2023 primarily due to the Company’s reorganization plans taken in the prior periods and cost reduction measures resulting in decreases of $8.2 million in facility and other contract terminations related expenses, $1.6 million in personnel expenses, $5.0 million in stock-based compensation expenses, and $1.7 million in consulting expenses.
General and administrative expenses decreased during the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023 primarily due to the Company’s reorganization plans taken in the prior periods and cost reduction measures resulting in decreases of $8.2 million in facility and other contract terminations related expenses, $4.5 million in personnel expenses, $16.0 million in stock-based compensation expenses, and $5.9 million in consulting expenses, partially offset by an increase of $5.0 million in other operating expenses.

Interest Income
Interest income consists primarily of interest earned on ChargePoint’s cash, cash equivalents and short-term investments.

	October 31,
Interest Income	2024	2023	Change
	(dollar amounts in thousands)
Three months ended	$1,604	$1,868	$(264)	(14.1)%
Percentage of total revenue	1.6%	1.7%

Nine months ended	$6,930	$6,168	$762	12.4%
Percentage of total revenue	2.2%	1.6%
Interest income did not materially fluctuate during the three and nine months ended October 31, 2024 as compared to the three and nine months ended October 31, 2023.
Interest Expense
Interest expense consists primarily of the interest on ChargePoint’s 2028 Convertible Notes that were originally issued in April 2022, and amended in October 2023, as described below in Liquidity and Capital Resources.

	October 31,
Interest Expense	2024	2023	Change
	(dollar amounts in thousands)
Three months ended	$(9,315)	$(3,820)	$(5,495)	143.8%
Percentage of total revenue	(9.4)%	(3.5)%

Nine months ended	$(22,486)	$(9,673)	$(12,813)	132.5%
Percentage of total revenue	(7.1)%	(2.5)%
Interest expense increased during the three and nine months ended October 31, 2024 as compared to the three and nine months ended October 31, 2023 primarily due to increased interest expense on the 2028 Convertible Notes. For more information, see Note 6, Debt, in the notes to condensed consolidated financial statements in this Quarterly Report.
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign currency transaction gains and losses.

	October 31,
Other Income (Expense), net	2024	2023	Change
	(dollar amounts in thousands)
Three months ended	$(202)	$(2,815)	$2,613	(92.8)%
Percentage of total revenue	(0.2)%	(2.6)%

Nine months ended	$(1,090)	$(2,173)	$1,083	(49.8)%
Percentage of total revenue	(0.3)%	(0.6)%
Other expense, net decreased during three and nine months ended October 31, 2024 as compared to the three and nine months ended October 31, 2023 due to favorable changes in foreign exchange rates.

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

	October 31,
Provision for (Benefit from) Income Taxes	2024	2023	Change
	(dollar amounts in thousands)
Three months ended	$1,511	$(315)	$1,826	n.m. *
Percentage of loss before provision for income taxes	(2.0)%	0.2%

Nine months ended	$3,567	$162	$3,405	n.m. *
Percentage of loss before provision for income taxes	(1.7)%	—%
* not meaningful

The provision for (benefit from) income taxes increased during the three and nine months ended October 31, 2024 as compared to the three and nine months ended October 31, 2023 primarily due to reserves for uncertain tax positions.
Liquidity and Capital Resources
Sources of Liquidity
Historical Sources of Liquidity
ChargePoint has incurred net losses and negative cash flows from operations since its inception, which it anticipates will continue for the foreseeable future. To date, ChargePoint has funded its business and past acquisitions primarily with proceeds from the issuance of common stock, redeemable convertible preferred stock, proceeds from the Merger, proceeds from warrant and option exercises for cash, convertible debt and from customer payments. As of October 31, 2024, ChargePoint had cash and cash equivalents and restricted cash of $219.8 million. As of January 31, 2024, ChargePoint had cash and cash equivalents and restricted cash of $357.8 million. ChargePoint believes that its cash on hand and cash generated from sales to customers will satisfy its working capital and capital requirements for at least the next twelve months.
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
As of October 31, 2024, the Borrower had no borrowings outstanding or letters of credit under the 2027 Revolving Credit Facility and, as a result, had a borrowing capacity of up to $150.0 million.
For additional details on the 2027 Revolving Credit Facility refer to Part I, Item 1, Note 6, “Debt,” in ChargePoint’s notes to condensed consolidated financial statements in this Quarterly Report.
Shelf Registration and ATM Facility
On July 1, 2022, ChargePoint filed a registration statement on Form S-3 (File No. 333-265986) with the SEC (that was declared effective by the SEC on July 12, 2022), which permits ChargePoint to offer up to $1.0 billion of shares of Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time (the “Shelf Registration Statement”). As part of the Shelf Registration Statement, ChargePoint filed a prospectus supplement registering for sale from time to time up to $500.0 million shares of Common Stock pursuant to a sales agreement (the “ATM Facility”). During the three months ended October 31, 2024, the Company sold a total of 2.2 million shares of its Common Stock pursuant to the Company’s Common Stock pursuant to the ATM Facility for total proceeds of $3.0 million, net of $0.03 million of issuance costs. As of October 31, 2024, $158.6 million of shares of Common Stock remained available for sale pursuant to the ATM Facility.
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
ChargePoint’s principal use of cash in recent periods has been funding its operations, past acquisitions, and investing in capital expenditures. ChargePoint’s future capital requirements will depend on many factors, including its revenue growth rate, the timing and the amount of cash received from customers, its efforts to reduce operating expenses, the timing and extent of spending to support development efforts, expenses associated with its reorganizations, the introduction of network enhancements and the continuing market adoption of its Networked Charging Systems. In the future, ChargePoint may enter into arrangements to acquire or invest in complementary businesses, products and technologies. ChargePoint may be required to seek additional equity or debt financing beyond the amounts available to it pursuant to the ATM Facility and the 2027 Revolving Credit Facility.
If ChargePoint requires additional financing, it may not be able to raise such financing on acceptable terms or at all, particularly if certain unfavorable economic and market conditions persist or worsen and a potential recession or other economic downturn would intensify these risks. If ChargePoint is unable to raise additional capital or generate cash flows necessary to optimize its operations and invest in continued innovation, it may not be able to compete successfully, which would harm its business, results of operations and financial condition. If adequate funds are not available, ChargePoint may need to reconsider its plans or limit its research, development and sales activities, which could have a material adverse impact on its business prospects and results of operations.
Cash Flows
For the Nine Months Ended October 31, 2024 and 2023
The following table sets forth a summary of ChargePoint’s cash flows for the periods indicated:

	Nine Months ended October 31,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(144,265)	$(287,488)
Investing activities	(10,136)	90,329
Financing activities	16,393	300,700
Effects of exchange rates on cash, cash equivalents, and restricted cash	7	(691)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(138,001)	$102,850
Net Cash Used in Operating Activities
During the nine months ended October 31, 2024, net cash used in operating activities was $144.3 million, consisting primarily of a net loss of $218.3 million and change in net operating assets of $44.2 million, partially offset by an add back of non-cash charges of $118.2 million. The noncash charges consisted primarily of $61.1 million of stock-based compensation expense, $17.1 million of inventory reserves and other costs, $24.6 million of depreciation, amortization, and amortization of deferred contract acquisition costs, $12.8 million non-cash interest expenses, and $2.7 million of non-cash operating lease cost. The change in operating assets and liabilities was mainly driven by increases in inventories of $24.2 million and prepaid expenses and other assets of $6.3 million and decrease in accounts payable, operating lease liabilities, and accrued and other liabilities of $25.3 million, offset by decrease in accounts receivable, net, of $6.3 million and an increase in deferred revenue of $5.2 million.

During the nine months ended October 31, 2023, net cash used in operating activities was $287.5 million, consisting primarily of a net loss of $362.9 million and change in net operating assets of $120.6 million, partially offset by an add back of non-cash charges of $196.0 million. The non-cash charges primarily consisted of $91.9 million of stock-based compensation expense, $70.0 million of inventory impairment and related non-cash charges, $23.3 million of depreciation, amortization expense and amortization of deferred contract acquisition costs, $7.5 million of inventory reserves and other costs, and $3.3 million of non-cash operating lease cost. The changes in operating assets and liabilities were mainly driven by increases in inventories of $183.6 million and prepaid expenses and other assets of $6.1 million, offset by a decrease in accounts receivable, net, of $8.7 million, increases in deferred revenue of $28.7 million and accounts payable, operating lease liabilities and accrued and other liabilities of $31.7 million.
Net Cash (Used In) Provided by Investing Activities
During the nine months ended October 31, 2024, net cash used in investing activities was $10.1 million related to purchases of property and equipment.
During the nine months ended October 31, 2023, net cash provided by investing activities was $90.3 million consisting of cash received from maturities of short-term investments of $105.0 million, partially offset by purchases of property and equipment of $14.7 million and an immaterial initial cash investment in a joint venture.
Net Cash Provided by Financing Activities
During the nine months ended October 31, 2024, net cash provided by financing activities was $16.4 million, consisting of proceeds from the issuance of Common Stock under employee equity plans of $7.7 million, net of tax withholdings, change in driver funds and amounts due to customers of $5.7 million, and proceeds from the sale of common stock under the ATM Facility, net of commissions and fees, of $3.0 million.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
ChargePoint is exposed to market risk for changes in interest rates. ChargePoint had cash and cash equivalents and restricted cash totaling $219.8 million as of October 31, 2024. Cash equivalents were invested primarily in money market funds. ChargePoint’s investment policy is focused on the preservation of capital and supporting its liquidity needs. Under the policy, ChargePoint historically invests in highly rated securities issued by the U.S. government, and short duration or liquid money market funds. ChargePoint does not invest in financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments. ChargePoint utilizes external investment managers who adhere to the guidelines of its investment policy.
A hypothetical 10% change in interest rates would not have a material impact on the value of ChargePoint’s cash and cash equivalents. There was no material change in ChargePoint’s interest rate risk during the three months ended October 31, 2024 compared to the same period in 2023.
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
Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies can impact ChargePoint’s net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 10% would not result in a material foreign currency loss on foreign-denominated balances as of October 31, 2024. There was no material change in ChargePoint’s foreign currency risk during the three months ended October 31, 2024 compared to the same period in 2023.
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
ChargePoint’s management, with participation of its Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of ChargePoint’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that ChargePoint’s disclosure controls and procedures were effective at the reasonable assurance level as of October 31, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting identified during the evaluation that occurred during the quarter ended October 31, 2024, that have materially affected, or are reasonably likely to materially affect, ChargePoint’s internal control over financial reporting.

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
ChargePoint incurred a net loss of $457.6 million for the fiscal year ended January 31, 2024 and had net loss of $218.3 million for the nine months ended October 31, 2024. As of October 31, 2024, ChargePoint had an accumulated deficit of $1,832.6 million. ChargePoint incurred negative cash flows from operating activities of $144.3 million for the nine months ended October 31, 2024. ChargePoint believes it will continue to incur significant operating expenses and net losses in future quarters for the near term. There can be no assurance that it will be able to achieve or maintain profitability in the future. ChargePoint’s potential profitability is particularly dependent upon the continued adoption of EVs by consumers and fleet operators and the widespread adoption of electric fleets and other electric transportation modalities, each of which are still in the very early stages of adoption and may not occur with the volume and timing that ChargePoint expects.
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
ChargePoint’s business depends on the economic health of its current and prospective customers and overall demand for EV charging infrastructure. In addition, the purchase of ChargePoint products and services is often discretionary and typically involves a significant commitment of capital and other resources. The United States, the European Union, and the United Kingdom have recently experienced historically high levels of inflation. In response to high levels of inflation and recession fears, the U.S. Federal Reserve, the European Central Bank, and the Bank of England have raised and may maintain higher interest rates and implement fiscal policy interventions. Even if these interventions lower inflation, they may also reduce economic growth rates, create a recession, and have other similar effects. A further downturn in macroeconomic conditions, including rising inflation and interest rates; supply chain disruptions; increases or changes in U.S. or global tariff policies and structures, global political and economic uncertainty; geopolitical tensions, such as the ongoing Russia-Ukraine conflict, conflicts in the Middle East and the possibility of conflict or sanctions between the United States and China; a lack of availability of credit; financial services sector instability; a reduction in business confidence and activity; and other factors have in the past, and may in the future, negatively affect the industries to which ChargePoint sells its products and services. ChargePoint’s customers may suffer from reduced operating budgets, which could cause them to defer, reduce, or forego purchases of ChargePoint’s products or services. Moreover, competitors may respond to market conditions by lowering prices, which may make the prices for ChargePoint’s products and services less competitive or cause ChargePoint to reduce its prices, which in turn may reduce ChargePoint’s gross margins and adversely affect ChargePoint’s growth. Uncertainty about global and regional economic conditions, a downturn in the sale or delivery of EVs, or a reduction in EV infrastructure spending even if economic conditions are stable, could adversely impact ChargePoint’s business, financial condition, and results of operations.

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
As regulations have required an increase in the mileage capabilities of cars, consumption of renewable transportation fuels, such as ethanol and biodiesel, and the prevalence of other alternative vehicles has been increasing. If federal or state fuel efficiency regulations and standards are reduced or eliminated, or if fuel efficiency of non-electric vehicles continue to rise, whether as the result of regulations or otherwise, and affordability of vehicles using renewable transportation fuels improves, the demand for EVs could diminish. In addition, the EV fueling model is different than gas or other fuel models, requiring behavior change and education of influencers, consumers and others such as regulatory bodies. Developments in alternative technologies, such as advanced diesel, ethanol, fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect demand for EVs and EV charging stations. For example, fuel which is abundant and relatively inexpensive in the United States, such as compressed natural gas, may emerge as a preferred alternative to petroleum-based propulsion. Regulatory bodies may also adopt rules that substantially favor certain alternatives to petroleum-based propulsion over others, which may not necessarily be EVs, or may adopt rules to eliminate, modify or reduce penalties or incentives to maintain minimum fuel economy standards. Any of these changes may impose additional obstacles to the purchase of EVs or the development of a more ubiquitous EV market. If any of the above influence consumers or businesses to no longer purchase EVs or purchase them at a lower rate, it would materially and adversely affect ChargePoint’s business, operating results, financial condition and prospects.

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
ChargePoint’s future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. ChargePoint plans to incur significant research and development costs in the future as part of its efforts to design, develop, manufacture and introduce new products and enhance existing products. ChargePoint’s research and development expenses were $110.9 million during the nine months ended October 31, 2024, and $220.8 million, $195.0 million, and $145.0 million during the fiscal years ended January 31, 2024, 2023 and 2022, respectively, and may grow in the future. Further, ChargePoint’s research and development program may not produce successful results, and its new products may not achieve market acceptance, create additional revenue or become profitable.
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
ChargePoint may raise additional capital through the issuance of equity or debt securities in the future. In that event, the ownership of existing ChargePoint stockholders would be diluted and the value of the stockholders' equity in Common Stock could be reduced. If ChargePoint raised more equity capital from the sale of Common Stock, institutional or other investors may negotiate terms more favorable than the current prices of ChargePoint’s Common Stock. If ChargePoint issues debt securities, the holders of the debt would have a claim to ChargePoint assets that would be prior to the rights of stockholders until the debt is repaid. Interest on these debt securities would increase costs and could negatively impact operating results. In April 2022, ChargePoint completed a private placement of $300.0 million of aggregate principal amount of convertible notes with an original maturity date of April 1, 2027, which were subsequently amended in October 2023 to, among other things, extend the maturity date of the convertible notes until April 1, 2028 (the “2028 Convertible Notes” and such amendment, the “Notes Amendment”). The 2028 Convertible Notes may decrease ChargePoint’s business flexibility and access to capital, require a significant amount of cash to service, dilute the ownership interest of existing stockholders and otherwise depress the price of its Common Stock, and delay or hinder an otherwise beneficial takeover of the Company. On July 1, 2022, ChargePoint filed a Registration Statement on Form S-3 (File No. 333-265986), which permits ChargePoint to offer up to $1.0 billion shares of ChargePoint Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time (the “Shelf Registration Statement”). Further, as part of the Shelf Registration Statement, ChargePoint may also sell shares of its Common Stock in “at-the-market” offerings pursuant to that certain common stock sales agreement dated July 1, 2022, by and among ChargePoint and the underwriters thereto (the “ATM Facility”). As of October 31, 2024, $158.6 million of shares of Common Stock remained available for sale pursuant to the ATM Facility. The sale of a substantial number of shares of ChargePoint Common Stock pursuant to the ATM Facility, the Shelf Registration Statement or otherwise, or anticipation of any such sales, could cause the trading price of ChargePoint’s Common Stock to decline or make it more difficult for ChargePoint to sell equity or equity-related securities in the future at a time and at a price that ChargePoint might otherwise desire. In addition, issuances of any shares of ChargePoint Common Stock sold pursuant to the ATM Facility or any securities sold pursuant to the Shelf Registration Statement will have a dilutive effect on our existing stockholders.
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
ChargePoint is currently and may in the future be subject to securities class action and stockholder derivative actions. These, and potential similar or related litigation, could result in substantial damages, divert management’s time and attention from ChargePoint’s business and adversely impact its business, results of operations and financial condition.
ChargePoint is currently, and may in the future become, the target of securities class actions or stockholder derivative claims. Securities-related class action litigation has often been brought against companies as the result of volatility experienced in the market price of their securities. This risk is especially relevant for ChargePoint as it experiences significant stock price volatility in connection with the expansion of the developing electric vehicle charging infrastructure market, introduction of new products and the transition of executive management members. Volatility in ChargePoint’s stock price and other matters affecting ChargePoint’s business and operations has, and may in the future, subject ChargePoint to actual and threatened securities class actions or stockholder derivative claims. For example, on November 29, 2023, a class action lawsuit alleging violations of federal securities laws was filed against ChargePoint and certain of its former officers, and a second class action lawsuit was filed on January 22, 2024. In May 2024, the U.S. District Court for the Northern District of California consolidated the class actions into one action captioned Khan v. ChargePoint Holdings, Inc., et al. The complaint alleges that ChargePoint and certain of its former officers made materially false and misleading statements in violation of Section 10(b) and Rule 10(b)-5 of the Securities and Exchange Act regarding, (1) ChargePoint’s handling of supply chain disruptions; (2) ChargePoint’s revenue; and (3) the value of ChargePoint’s inventory. The plaintiffs also allege that ChargePoint and certain of its former officers engaged in a scheme to prematurely recognize revenue in violation of Sections 10(a) and (c) of the Securities and Exchange Act. Derivative actions have been filed in the U.S. District Court for the District of Delaware and the U.S. District Court for the Northern District of California against ChargePoint’s board of directors and certain of its former officers, alleging that they breached their fiduciary duties to ChargePoint in connection with the same alleged events and alleged materially false and misleading statements asserted in the class action described above. In connection with the class action, ChargePoint could be forced to make significant payments to or other settlements with its stockholders and their lawyers that are outside of ChargePoint’s insurance coverage, and such payments or settlement arrangements could have a material adverse effect on ChargePoint’s business, operating results or financial condition. In addition, ChargePoint’s involvement in these matters, as well as any future litigation or other administrative proceedings could cause ChargePoint to incur substantial expenses and could significantly divert the time and attention of ChargePoint’s management. Any public announcements related to litigation or administrative proceedings initiated or threatened against ChargePoint could cause its stock price to decline. See Note 7, Commitments and Contingencies in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, under “Legal Proceedings” for more information related to ChargePoint’s existing securities class action and stockholder derivative actions.
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
ChargePoint’s ability to make scheduled payments of the principal of, to pay interest on, or to refinance its indebtedness, including the amounts payable under the 2028 Convertible Notes and any amounts draw under the 2027 Revolving Credit Facility, depends on its future performance, which is subject to economic, financial, competitive, and other factors beyond its control. ChargePoint’s business may not generate cash flow from operations in the future sufficient to service its indebtedness and make necessary capital expenditures. Interest on the 2028 Convertible Notes is payable semi-annually in arrears on April 1 and October 1, and the 2028 Convertible Notes will mature on April 1, 2028, unless redeemed, repurchased or converted in accordance with their terms prior to such date. While ChargePoint can elect to make any interest payment in cash, paid in kind through an increase in the principal amount of the 2028 Convertible Notes, referred to as PIK Interest, or any combination thereof, to the extent ChargePoint elects PIK Interest, the 2028 Convertible Notes bear interest at a rate of 8.50% per annum, compared to 7.00% per annum to the extent paid in cash. For the interest period from April 1 through October 1, 2024, ChargePoint elected the option of paying PIK Interest which increased the effective interest rate payable on the 2028 Convertible Notes, increased the capitalized principal amount of the 2028 Convertible Notes and may increase dilution to ChargePoint’s stockholders to the extent the 2028 Convertible Notes are converted into shares of Common Stock pursuant to their terms. See Note 6, Debt in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, under “2028 Convertible Notes” for more information related to ChargePoint’s election of PIK Interest payments.
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
As of October 31, 2024, the warrants to purchase Legacy ChargePoint common stock (the “Legacy Warrants”) were exercisable for 34,499,436 shares of Common Stock. Any shares of ChargePoint’s Common Stock issued upon exercise of Legacy Warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of ChargePoint’s Common Stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(a)None
(b)None
(c)Securities Trading Plans for Executive Officers and Directors
During the three months ended October 31, 2024, none of ChargePoint’s directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.

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

December 6, 2024

CHARGEPOINT HOLDINGS, INC.

	By:	/s/ Mansi Khetani
	Name:	Mansi Khetani
	Title:	Chief Financial Officer and Principal Financial Officer