Form 10-K
period 2025-01-31
ChargePoint Holdings, Inc.
filed 2025-03-28
CIK 1777393

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on July 31, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of $2.17 for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $0.9 billion. Shares of common stock beneficially owned by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 458,200,956 shares of common stock as of March 19, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2025 annual meeting of shareholders (the “2025 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2025 Proxy Statement will be filed with the U.S. Securities Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
•ChargePoint identifying a material weaknesses in its internal control over financial reporting;
•ChargePoint’s success in retaining or recruiting, or changes in its officers, key employees or directors;
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

Table of Content
PART I
Item 1. Business.

ChargePoint Holdings, Inc. (“ChargePoint” or the “Company”) is a leading provider of electric vehicle (“EV”) charging technology solutions, driving the transition to electric mobility across North America and Europe. ChargePoint’s vision is to create a seamless, ubiquitous, and accessible EV charging experience for all. By meeting the needs of a rapidly growing EV market, ChargePoint enables its customers to reduce emissions, supports renewable energy integration, and promotes sustainable transportation. ChargePoint powers over 342,000 “active” charging ports, which ChargePoint defines as ports that are running on ChargePoint software, serving more than 750,000 active EV drivers monthly. EV drivers benefit from ChargePoint’s advanced mobile app and roaming partnerships, providing access to more than 1 million worldwide charging ports. ChargePoint also enables charge point operators (“CPOs”) and electric mobility service providers to build custom EV charging networks and is trusted by over 60% of Fortune 500, and over 80% of Fortune 50 companies to meet their growing EV charging requirements, making it a vital enabler of the transition to electric mobility.

Passenger EV sales are expected to increase from 2.4% of new vehicles sold in 2020 to 81.1% in 2040 in the United States and from 12.2% of new vehicles sold in 2020 to 84.3% in 2040 in Europe, according to the Bloomberg New Energy Finance (“BNEF”) Long-Term Electric Vehicle Outlook 2024 report, released in June 2024. This shift to vehicle electrification is propelled by additional factors, including existing and proposed fossil fuel bans or restrictions, transit electrification mandates and utility and government incentive programs. Based on these trends, BNEF projects that the annual investment in EV charging infrastructure across North America and Europe is expected to increase from $3.8 billion in 2020 to $28.6 billion in 2040, for a cumulative investment of $485.6 billion over that period.

To meet the growing demand for EV infrastructure ChargePoint delivers comprehensive offerings spanning the entire EV charging ecosystem, providing charging hardware, software, and a variety of services for businesses, fleet operators, CPOs, and automakers to optimize their charging operations under their own brands. ChargePoint serves commercial, fleet, and residential sectors with its diverse selection of networked charging systems including Level 2, alternating current (AC) and Level 3, direct current (DC) fast charging stations. The ChargePoint Platform is comprised of ChargePoint’s charger management software (“CMS” or “CMS Service”), which is a cloud-based SaaS platform used by charging station owners to manage networked charging systems, and its “eMSP Service” solution, which is a collection of cloud delivered software capabilities, APIs and companion professional services to enable e-Mobility Service Providers to in turn deliver custom EV driver management and payment solutions. ChargePoint’s networked charging systems and CMS are accompanied with a comprehensive services and support program, including an extended parts and labor warranty solutions called “Assure.”

The modular architecture of ChargePoint’s networked charging systems combined with its powerful, scalable and extensible ChargePoint Platform allows its customers to customize their charging networks to meet specific needs, whether for auto original equipment manufacturers (“OEMs”), private fleets, municipalities, workplaces, retail businesses or private networks. ChargePoint’s hardware, software, and services are designed to scale alongside the EV ecosystem, serving the needs of three core customer groups: CPOs, e-Mobility Service Providers, and EV drivers.

Charge Point Operators (CPOs)

ChargePoint enables CPOs to deploy, maintain, and operate EV charging stations. CPOs can generate revenue directly through the sale of electricity or access fees charged to EV drivers, or indirectly by attracting drivers to their businesses where charging stations are located. ChargePoint’s industry-leading products and services support a variety of CPO use cases, including:

•For-Profit CPOs: Companies focusing on large-scale EV charging deployments and operations;

•Auto OEMs: EV manufacturers such as General Motors, Mercedes-Benz and Toyota providing charging infrastructure to support EV sales, and also at their factories and workplaces;

•Site Hosts: Institutions such as retail, education, healthcare, workplaces, multi-family, parking, and hospitality offering EV charging as an amenity to attract customers, employees, or tenants;

•Fleet CPOs: Organizations like vehicle leasing and fleet management companies that use charging infrastructure to support fleet operations; and

•Hybrid, Multi-Family or Shared CPOs: Apartments and condominiums providing shared charging for residents.

The ChargePoint Platform enables CPOs to offer customized solutions to fit their specific business needs with features including remote diagnostics, energy management, flexible pricing, and dynamic controls to manage EV driver access policies.

e-Mobility Service Providers

e-Mobility Service Providers connect EV drivers to charging infrastructure across multiple siloed networks of charging stations through digital platforms. Typically, an e-Mobility Service Provider will directly manage the relationship with its customers, the EV drivers, by offering a mobile application or in-dash interface to enable EV drivers to find, use and pay for charging. Often, an e-Mobility Service Provider does not own or operate charging stations and so needs to partner with CPOs to provide its EV drivers with access to

Table of Content
charging stations. ChargePoint’s eMSP Service enables e-Mobility Service Providers to build and deliver a full complement of charging features for EV drivers, including:

•Station Discovery: Locate networked charging systems across ChargePoint’s network of active ports and the charging networks of its roaming partners;

•Authentication and Payments: Secure, flexible payment options, including credit cards and digital wallets;

•Driver Engagement: Loyalty programs, reservations, and waitlist features to enhance the charging experience; and

•Home Charging Management: Tools for scheduling and rate optimization for home charging.

These are just a few of dozens of additional capabilities to customize the end-user experience and aid station and charging management. By leveraging the ChargePoint eMSP Service, e-Mobility Service Providers can deliver branded, seamless charging experiences to their EV driver customers.

EV Drivers

EV drivers are the core of the charging ecosystem, benefiting from ChargePoint’s extensive network of charging ports and user-friendly mobile applications. Key features include:

•Seamless integration of the ChargePoint eMSP Service into OEM vehicle companion apps and in-dash charging systems;

•Access to more than 1 million charging ports worldwide on ChargePoint’s publicly accessible active ports and through its roaming partnerships;

•Charging station access across multiple networks with unified access; and

•Real-time station availability, pricing transparency, and session notifications.

ChargePoint EV driver solutions enable CPOs and e-Mobility Service Providers to engage with and support personal EV owners and fleet drivers, accelerating EV adoption and fostering a sustainable future.

An industry pioneer since 2007, ChargePoint has led the electric mobility revolution by offering tailored EV charging solutions for a myriad of applications in a variety of industries. Unlike CPOs that invest heavily in owning charging stations, ChargePoint empowers site owners, CPOs and e-Mobility Service Providers to manage charging networks under their own brands, enabling scalable growth and maximum flexibility. Today, ChargePoint is well positioned to lead and benefit from the growing EV industry. By prioritizing flexibility, scalability, and customer empowerment, ChargePoint is meeting the challenges of electrification through its comprehensive networked charging systems hardware and the ChargePoint Platform. ChargePoint’s comprehensive ecosystem of products and services supports ChargePoint’s mission to accelerate the transition to electric mobility while positioning the Company for both leadership and longevity in the coming years.

The Portfolio

ChargePoint generates revenue through the sale of its diverse portfolio of hardware, software products, and services designed to support the implementation and management of EV charging solutions. ChargePoint primarily generates revenue from the sale of its networked charging systems, sales of a variety of software solutions that comprise the ChargePoint Platform and are offered as a subscription billed upfront regardless of term, sale of its Assure programs as a service subscription billed upfront regardless of term, and sales of its professional services. ChargePoint sells these offerings as software-only solutions or as integrated packages that combine networked charging systems, the ChargePoint Platform, and extended parts and labor warranties, providing flexibility to ChargePoint’s customers.

Networked Charging System Portfolio.

ChargePoint offers a comprehensive range of networked charging systems, designed and developed in-house and manufactured in collaboration with its contract manufacturing partners. These solutions deliver high efficiency in power and high energy density, with a scalable architecture that ensures high availability, seamless modular expansion, and efficient serviceability. ChargePoint’s hardware portfolio includes Level 2 AC charging stations for commercial, fleet, and home applications, as well as Level 3 DC fast chargers for commercial and fleet use. ChargePoint’s portfolio of networked charging systems are available in various form factors and power levels and can accommodate nearly every charging scenario. ChargePoint’s networked charging systems support all electric vehicle types (including cars, commercial and delivery vehicles, buses, and heavy-duty vehicles) regardless of manufacturer or port connector type. Additionally, ChargePoint® Omni Port integrates multiple charging standards into a single port, enabling almost any electric vehicle to charge at any Omni Port enabled station.

In addition, ChargePoint partners directly with other charging station hardware manufacturers to sell “ChargePoint Ready” chargers with the ChargePoint CMS preinstalled. Further, customers can also choose from hundreds of “ChargePoint Compatible” stations built by third-party hardware manufacturers and operate them by installing the ChargePoint CMS.

Table of Content
•AC Solutions: ChargePoint’s AC networked charging systems are a key component of comprehensive charging solutions for commercial, fleet, multi-family, and residential applications. They are available in a range of form factors, including the CP6000, CT4000 series, and the award-winning ChargePoint® Home Flex. ChargePoint’s AC networked charging systems comply with North American and European safety standards and regulations, and are designed to ensure safety, reliability, and energy efficiency. Designed for flexible applications, ChargePoint’s AC networked charging systems come in a wide variety of power configurations and can be pedestal or wall mounted, making them ideal for diverse customer needs such as workplaces, commercial parking lots, residential homes, and multi-family dwellings, and a variety of fleet applications from smaller delivery vehicles to fleets with longer dwell times such as school buses and public transit. ChargePoint’s AC networked charging systems provide a convenient way for EV drivers to add up to 40 miles of range per hour while charging at home, at work or around town.

•DC Solutions: ChargePoint’s Express and Express Plus DC fast charging systems are designed to ensure safety, reliability, and energy efficiency as they deliver energy in a wide variety of flexible and scalable configurations for high-power charging applications. ChargePoint’s DC fast charging stations are capable of charging an electric vehicle up to 80% of battery capacity in as little as 20 minutes, making them ideal for a variety of fast charging locations, including interstate corridors, fueling stations, convenience stores, and fleet operations with larger vehicles or shorter dwell times.

•Third-Party Hardware Solutions: ChargePoint also supports two classes of third-party charging stations hardware that can be operated on ChargePoint’s CMS which ChargePoint refers to as “ChargePoint Ready” and “ChargePoint Compatible.”

◦ChargePoint Ready stations are built by third-party manufacturers that meet ChargePoint’s product specifications and are offered as part of an integrated ChargePoint solution. These stations come pre-packaged with ChargePoint’s CMS and are produced by partners such as Alpitronic S.r.l. and Vestel Ticaret A.S. ChargePoint sells these stations alongside its full suite of installation and activation services, CMS Service subscriptions, and Assure warranty offerings.

◦ChargePoint Compatible stations are third-party charging stations that ChargePoint has tested and integrated with the ChargePoint CMS. ChargePoint sells a ChargePoint CMS subscription along with a separate activation service in connection with supporting these charging stations.

Advanced ChargePoint Platform.

The ChargePoint CMS Service and ChargePoint eMSP Service combine to form the ChargePoint Platform, a powerful, flexible, and scalable software solution that enables CPOs, fleet owners, auto OEMs and e-Mobility Service Providers to efficiently manage their charging infrastructure, while also enabling EV drivers to access charging when, where and how they want to charge. The ChargePoint CMS is a cloud-based SaaS platform that seamlessly manages the end-to-end lifecycle of ChargePoint’s networked charging systems as well as third-party charging stations. ChargePoint’s CMS capabilities include network connectivity, proactive monitoring, station troubleshooting to ensure station up-time targets, managing driver access policies, optimizing energy usage, setting energy prices and processing EV driver payments. The ChargePoint eMSP Service is a suite of cloud-delivered software capabilities delivered through APIs and companion professional services for e-Mobility Service Providers, enabling them to build and publish mobile and in-dash applications for EV drivers to find, use and pay for charging. ChargePoint also offers its own mobile EV driver application that compliments its CMS Service and eMSP Service offerings, enriching charging experiences by connecting EV drivers with locations, pricing, and payment methods for ChargePoint and third-party roaming charging stations.

ChargePoint believes that as EV penetration rises, so does the importance of the ChargePoint Platform to help manage charging complexity. Some examples include:

•Commercial customers can adjust the rate at which EVs charge to match the natural parking duration at the site and to avoid peak or demand charges;

•Charging infrastructure made available to the public during the day can be reserved for private fleets at night or made available to employees during the day and open to the public at night;

•Telematics software integrations provide data and insights to reduce costs and improve fleet reliability. The ChargePoint Platform is specifically designed to integrate with fuel management systems and fleet operations software to enable seamless integration into fleet processes; and

•ChargePoint Platform APIs integrate with in-vehicle infotainment systems, consumer mobile applications, payment systems, mapping tools, home automation assistants, fleet fuel cards, wearables and residential utility programs to enable ChargePoint’s customers to deliver expanded B2B and B2C services to their core constituents.

ChargePoint CMS Service:

ChargePoint CMS Service enables customers to manage networked charging systems in their parking lots and depots. Retailers can optimize charging station locations and pricing to encourage foot traffic and customer loyalty. Employers and multi-family commercial real estate operators can make fueling a desirable benefit to attract talent or tenants. Parking operators can vary pricing to reflect market conditions, and fleet operators can manage use cases from having drivers take their own vehicles home every day to high-power, high-complexity centralized fleet depots. These use cases require best-in-class data security, dedicated cloud hosting for federal

Table of Content
customers, and rigorous standards for authorization, access, and continuous monitoring. ChargePoint sells subscriptions to its CMS on a per charging port basis, typically in one-, three- or five-year terms, including ChargePoint Ready and ChargePoint Compatible charging stations. As ChargePoint’s base of installed and activated networked charging systems grows, and as customers choose to install ChargePoint’s CMS on third-party charging stations, ChargePoint expects its annual recurring revenue from CMS subscriptions to continue to grow.

ChargePoint CMS Service capabilities include the following functionalities:

•Networked Charging System Management: End-to-end management of ChargePoint networked charging systems as well as ChargePoint Ready or ChargePoint Compatible charging stations, including remote charger diagnostics, proactive fault monitoring, firmware updates, access controls and utilization analytics.

•Energy Management: Smart energy optimization features such as power sharing, dynamic load balancing and demand response integration to reduce charging station operating costs and improve grid stability. ChargePoint energy management further enables stations to share circuits and supports the creation of advanced groups and rules which enable energy use policies.

•Fleet Operations: Smartly and securely uses a fleet vehicle’s route scheduling, unique charging requirements, electrical constraints and local utility rates to automatically shift peak charging, guaranteeing each vehicle is optimized for work. Fleet Operations leverage proactive alerts and integrations with fleet enterprise software systems, such as telematics, vehicle planning, or dispatching to reduce fleet operating expenses.

•Driver Management: End-to-end driver management tools to manage driver access, authentication, and usage. Driver management also enables convenience features, including specific user access via the ChargePoint connections system, the creation of driver groups to support a site host policy and waitlist or reservation features for drivers to reserve a place in line, among other features.

•Billing, Payments, and Invoicing: Automated and flexible billing solutions, supporting multiple pricing models and flexible payment methods, invoicing, and reimbursement methods for drivers.

•Alerts & Monitoring: Customizable alerting engine for real-time system monitoring, fault detection, vandalism, and proactive alerts to ensure maximum up-time and quick issue resolution.

•Roaming: Seamless bilateral interoperability with ChargePoint roaming partner networks, allowing EV drivers to charge across multiple networks with unified access and payment solutions.

•Bus Telematics: Powers the collection, alerting, and reporting of critical vehicle performance data on bus fleets, whether electric powered, diesel, hydrogen, CNG, or hybrid to allow operators to monitor vehicle performance in real-time, optimize route planning, and receive timely alerts for performance or maintenance needs - all provided using detailed analytics through an integrated reporting suite or seamless data export to external analytics platforms.

ChargePoint eMSP Service:

ChargePoint’s eMSP Service is a flexible customizable solution offered together with companion services that enable e-Mobility Service Providers to publish mobile and in-vehicle applications for EV drivers to find, use and pay for EV charging. ChargePoint’s eMSP Service offers access to over 85,000 public ports in North America and Europe as well as semi-public stations owned and operated by thousands of workplaces, retail outlets, and residential complexes which can be accessed with permissions granted by the charging station owners. The eMSP Service is built on open, extensible standards and published via APIs, which allows e-Mobility Service Providers to choose which services they want to enable on their own platforms to deliver a differentiated EV driver experience.

ChargePoint believes its eMSP Service plays a crucial role in the expansion and adoption of mobile electrification. ChargePoint licenses its eMSP Service to e-Mobility Service Providers in a combination of per vehicle, per EV driver or per transaction fee models. Examples of ChargePoint’s eMSP Service integrations include mobile applications and in-vehicle or in-dash integrations with auto OEMs’ vehicle charging apps to enhance the overall EV ownership experience and enable their vehicle drivers to find, use and pay for charging sessions. Similarly, EV fleet managers and fleet management companies use the eMSP Service driver services APIs to manage their fleet of EV drivers’ on-route and at-home charging needs, in addition to reconciliation and reimbursement of such EV driver’s charging fees. ChargePoint charges a monthly per vehicle or per EV driver fee in connection with the licensing of its eMSP Service and believes that such licensing will increasingly contribute to its overall revenue as its eMSP Service is adopted more widely and as the overall share of EVs sold for private and fleet applications increases.
ChargePoint’s eMSP Service capabilities include the following functionalities:

•Charging Station Location: Locates chargers from CPOs on the ChargePoint network and those of ChargePoint’s roaming partners;

•Authenticate: Provides secure EV driver authentication methods beyond just RFID cards such as “tap-to-charge” with a phone or smart watch, custom application or in-dash based charging station authentication, or vehicle identification-based authentication;

Table of Content

•Pay: Enables seamless and secure payment methods including credit cards, digital wallets, fuel cards and other payment and reimbursement methods;

•Connect: Enables connecting EV drivers with businesses and loyalty programs to allow EV drivers to access customizable charging benefits;

•Join a Waitlist: Enables advanced queuing and reservation capabilities;

•Track Charging Activities: Enables e-Mobility Service Providers, and their EV driver customers, to get notified about charging station availability, track changes in power availability or charging prices, session completion and more; and

•Charge at Home: Allows e-Mobility Service Providers, and their EV driver customers, to set charging reminders, set a charging schedule and save on utility costs with demand response programs.

ChargePoint Mobile App:

ChargePoint deploys its own eMSP Service directly to EV drivers via the ChargePoint mobile app. The ChargePoint mobile app is an essential companion for EV drivers wherever they charge. For ChargePoint’s residential customers, the ChargePoint mobile app allows EV drivers to manage their ChargePoint networked home charging station, optimize charging costs through scheduled charging, participate in utility programs, and utilize other smart-home integrations. In the public setting, the ChargePoint mobile app provides EV drivers with access to one of the world’s largest networks of public and semi-public EV charging stations. The ChargePoint mobile app can work in concert with the ChargePoint CMS to deliver uniquely enriched EV driver experiences, including the ability to use more convenient and secure charging authentication methods like “tap-to-charge” and “Autocharge” features which allow EV drivers seamless access to charging benefits from CPOs on the ChargePoint network. These same features can be enabled with ChargePoint’s e-Mobility Service Provider customers by means of the ChargePoint eMSP Service. ChargePoint believes the benefit of the ChargePoint mobile app gives networked charging system owners a powerful marketing tool to attract the more than 750,000 active monthly ChargePoint EV drivers to their charging stations and places of business.

ChargePoint Services and Support Portfolio

ChargePoint provides a complete portfolio of services and support offerings designed to deliver critical networked charging system “up-time” and network charging availability to its customer base. The deployment of ChargePoint networked charging systems often starts with a planning phase. ChargePoint delivers service offerings that include on-site development and analysis as well as activation and commission services to confirm all safety and regulatory installation processes are followed and support a safe and reliable charging environment for EV drivers. The various phases of the customer’s networked charging system deployment journey are delivered by a constellation of ChargePoint service partners, with ChargePoint often providing oversight, while ensuring its service partners are certified and trained on ChargePoint technology. ChargePoint also supports state, federal and utility rebate or grant application programs, ensuring customers maximize their rebate or grant application success and realize all available incentives.

Once installed and activated, ChargePoint directly supports the ongoing successful operations of its networked charging systems. ChargePoint offers a two-year, parts only warranty with the purchase of all networked charging systems and separately sells Assure, or its enhanced Assure Pro warranty services, each of which include proactive monitoring, fast response times, parts and labor warranty, expert advice and robust reporting. ChargePoint provides phone support in multiple languages to site hosts, CPOs and EV drivers. Delivery of Assure and or ChargePoint’s enhanced “Assure Pro” service level agreements are anchored on the following critical capabilities, that in combination, allow ChargePoint to deliver against its charging station up-time objectives:

•24x7 Priority Technical Support: ChargePoint’s technical resources are available to support its customers 24 hours a day, 7 days a week, on all software and hardware questions and problem reports, in its customers’ local language. ChargePoint’s support teams have a direct line to its engineering organization to ensure critical issues that require engineering attention are resolved in an expeditious manner. For ChargePoint’s largest customer’s that are delivering mission critical charging implementations, ChargePoint offers a premium support package with designated service delivery managers monitoring and managing the customer’s install base of networked charging systems.

•Proactive Monitoring by ChargePoint’s Network Operations Center: ChargePoint’s Network Operations Center features 24x7 proactive station monitoring and predictive analytics to find anomalies before the station owner or drivers notice them. ChargePoint’s Network Operations Center leverages multiple sources of driver feedback, including ChargePoint’s mobile app, calls to ChargePoint’s driver support line and social listening, to enhance the completeness of actionable insights, with the ultimate goal of driving networked charging system up-time. ChargePoint defines “up-time” as the percentage of ChargePoint charging ports which are capable of dispensing energy at any given moment.

•Replacement Parts Inventory: ChargePoint operates numerous forward storage locations intended to ensure replacement parts are available close to its customers, facilitating expeditious repair of stations.

•Robust Field Partner Network: ChargePoint has built a strong network of field operations and maintenance (O&M) partners, all certified and trained on ChargePoint technology, serving as “feet on the street” technicians that drive prompt repair of stations.

Table of Content
ChargePoint also provides a 24x7 EV driver support hotline for EV drivers who are charging at ChargePoint networked charging systems, aiding in various situations like setting up charging for the first time, billing questions or difficulty in starting a charging session. ChargePoint believes the quality of the ChargePoint charging experience generates driver satisfaction and therefore encourages customers to purchase additional networked charging systems and CMS subscriptions, creating a profitable cycle of growth from customers expanding their charging infrastructure.

The ChargePoint Model and the EV Ecosystem

ChargePoint believes it is uniquely positioned to make all the constituents in the EV ecosystem successful in their respective EV journeys.

ChargePoint makes available a full suite of AC and DC networked charging systems, in both North America and Europe, in form factors that may be deployed in nearly all charging use cases, to enable any site host, CPO or residential customer to select a charging station to meet their professional or personal needs.

ChargePoint’s CMS drives effective, insightful and mission-critical networked charging system management, from deployments of hundreds to thousands of EV charging ports by sophisticated fleet managers and CPOs to individual homeowners looking to perform personal charging in their own garages.

ChargePoint’s eMSP Service forms the backbone for third-party e-Mobility Service Providers to build and extend business-to-consumer and business-to-business platforms such as in the case of auto leasing companies, fuel card companies, and auto OEMs’ in-dash charging applications.

ChargePoint’s managed services and EV charging infrastructure deployment expertise plays a critical role enabling CPOs to develop suitable EV charging sites with commercial and industrial site hosts in conjunction with state, federal and utility grant and incentive programs.

From a charging network perspective, ChargePoint’s customer goals are ubiquity, accessibility, usability and reliability. ChargePoint believes charging infrastructure should be broadly distributed, easily found, easy to use and should always work. ChargePoint believes its networked charging ports under management and roaming relationships enabled by the ChargePoint Platform support one of the largest and fastest growing networks of EV charging infrastructures available. ChargePoint makes networked charging ports easy to locate and use by EV drivers via ChargePoint’s mobile application and eMSP Service, and simple for CPOs to manage via its CMS Service. Most importantly, ChargePoint’s networked charging systems are designed for high up-time, monitored and managed through its CMS Service, and supported via its Network Operation Center and extensive network of service partners.

These attributes, and many others, create a charging network that encourages CPOs, e-Mobility Service Providers, site hosts and EV drivers to expand with, and rely on, ChargePoint for their EV infrastructure solutions. As a result, as of January 31, 2025, ChargePoint has approximately 342,000 active charging ports under management in North America and Europe, including approximately 33,000 DC fast charging ports (excluding single-family home ports). In addition, ChargePoint enables its nearly 750,000 monthly EV drivers on the ChargePoint mobile app to access more than 1 million charging ports worldwide on ChargePoint’s publicly accessible active ports and through its roaming partnerships.

Go to Market Strategy

ChargePoint has built a strong sales and marketing engine in North America and Europe, with an established direct sales channel and digital marketing capability. ChargePoint’s success is further built upon establishing and maintaining relationships with a variety of channel partners to extend its geographic reach, market penetration and improve its capability to scale logistics. ChargePoint uses a two-tiered, indirect fulfillment model whereby ChargePoint sells its products and services to its distributors, which in turn sell to value added resellers, which then sell to end users. ChargePoint refers to these end users as its customers. ChargePoint anticipates that it will continue to rely on this two-tiered sales model to help facilitate sales of ChargePoint’s products and to grow its business internationally. ChargePoint also has nationwide and local partners who sell, install and maintain ChargePoint solutions.

ChargePoint is focused on three key verticals: commercial, fleet and residential.

•Commercial: Commercial businesses and dedicated CPOs already own or lease parking and many wish to electrify. These include retail centers, offices, medical complexes, schools, airports, municipalities, convenience stores, recreation centers and fast fueling sites, among others. ChargePoint believes many commercial businesses view charging as an essential investment to attract tenants, employees, customers and visitors, generate direct and indirect income, and achieve sustainability goals. ChargePoint’s AC and DC charging station solutions and the ChargePoint Platform enable customers in the commercial and CPO vertical to optimize their total cost of ownership of their charging assets. ChargePoint believes commercial businesses and dedicated CPOs choose ChargePoint based on its fully integrated hardware, software and support solutions completeness (for instance, they are not responsible for being a solutions integrator, payment processor or support agent for EV drivers) and the engineering quality that comes from designing hardware, software and services together. ChargePoint accesses the commercial market via its direct sales force and channel partners.

•Fleet: Fleet customers operate vehicle fleets in delivery and logistics, sales and service, motor pool shared transit, and ride-sharing services. ChargePoint believes these customers choose to electrify their fleets for economic reasons, as the comparative total cost of ownership compellingly favors electrification. The ChargePoint Platform can help them design and fuel

Table of Content
operations, manage operating costs and achieve sustainability goals. ChargePoint provides a flexible bundle of networked charging systems, ChargePoint Platform subscriptions or licenses, professional services, support, telematics solutions, monitoring and parts and labor warranties needed to support all fleet implementation use cases, from single vehicle take-home fleets to full-scale electrified depots. Importantly, with ChargePoint’s Federal Risk and Authorization Management Program (“FedRAMP”) authorization, ChargePoint is well positioned to serve government-owned and privately-owned EV charging needs for federal fleets. ChargePoint accesses the fleet market via its direct sales force and channel partners.

•Residential: ChargePoint offers residential EV charging solutions for drivers in single-family residences who want the convenience of fueling at home with the ability to optimize energy costs and full integration with the same mobile application they use for charging away from home. Residential charging solutions include the capability to manage grid load in conjunction with utility programs and EV fueling rate programs or driver reimbursement programs. ChargePoint accesses single-family residential opportunities through direct marketing to the consumer using proprietary and third-party e-commerce platforms, as well as through partnerships with utilities, auto OEMs, car dealerships, leasing companies, online marketplaces and insurance companies. For apartments and condominium settings, ChargePoint offers landlords and owner associations the ability to offer charging billed directly to the tenant. ChargePoint accesses this residential vertical via direct marketing and channel partners, including ChargePoint’s proprietary webstore and other e-commerce platforms across the United States and Canada.

Because ChargePoint rarely owns and operates charging infrastructure, it is able to allocate capital strategically towards ChargePoint’s initiatives in new product research and development, and public policy.

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

•Public Policy. ChargePoint has also supported early and sustained investments in government and utility relationships. ChargePoint advocates for policies that advance electric mobility and ensure a healthy industry with a focus on competition, innovation and customer choice, including:

◦support for vehicle electrification policy and climate action, such as zero emission vehicle requirements, fossil fuel bans and transit electrification directives;

◦partnership with North America’s leading utilities to scale the new electric fueling network, including enabling the resale of electricity, securing fast charging-friendly tariffs, developing make-ready programs, creating customer incentive programs and informing utility commission decisions and legislation;

◦reduction in barriers to infrastructure deployment including construction costs, permitting, building codes and right to charge policies for renters and tenants; and

◦serving on consortiums and industry trade groups, such as ChargeUp Europe, for the purpose of promoting the transition to, accessibility, and deployment of, electric vehicle infrastructure.

Competition

While ChargePoint believes that its business model and comprehensive offering of hardware and software solutions provides a distinct competitive advantage, ChargePoint has competitors in different sectors of the electric infrastructure market, including: (i) manufacturers of hardware charging systems, such as ABB Ltd., Alfen N.V., Alpitronic S.r.l., Blink Charging Co., Kempower Oyj, Siemens AG, and Tesla, Inc., and (ii) software providers that offer solutions to access and manage non-networked hardware charging systems, such as Ampeco Ltd., Driivz Ltd., EV Connect, Inc., and Monta ApS. ChargePoint provides custom charging solutions tailored to fit the needs of its customers, whether that means purchasing ChargePoint’s comprehensive solutions including hardware, software, services and support, or selecting ChargePoint’s CMS to integrate with the customer’s third-party hardware of choice. While ChargePoint believes that the full functionality of its comprehensive suite of hardware and the ChargePoint Platform provides the best customer experience, ChargePoint actively deploys ChargePoint CMS onto third-party hardware to fit the unique business needs of its customers. Because ChargePoint predominately does not own and operate charging stations, ChargePoint does not believe it competes directly with CPOs. Instead, CPOs and other solution providers use the ChargePoint Platform as the backbone or building blocks to create their own charging networks.

ChargePoint thus believes its primary differentiators are:

•a comprehensive and fully integrated CMS stack for all AC and DC networked charging system solutions for each charging vertical – commercial, fleet and residential;

•size and scale of the active charging ports on its network, as well as those of its roaming partners;

•variety and quality of networked charging systems product offerings for AC and DC applications;

•reliable product performance, testing and certifications;

•ease of use of the ChargePoint Platform, including the ChargePoint mobile app, in-dash driver applications and features;

Table of Content

•brand awareness;

•quality of driver and networked charging system owner support; and

•its scale of operations, including its presence in both North America and Europe.

North America

ChargePoint believes it is a leader in the North America market in the sale of commercial AC networked charging systems. ChargePoint also has a strong market position in AC chargers for use at home or multifamily settings and high-power DC chargers for fleet applications, urban fast charging, corridor or long-trip charging.

Europe

The market in Europe is highly fragmented in terms of both providers and solutions, with many companies providing charging hardware or software only, and few providing both. ChargePoint believes its portfolio breadth and range of networked charging system hardware and the ChargePoint Platform positions it well to succeed broadly in Europe, and thus has invested, and will continue to invest, in its strategy to establish a successful pan-European presence that maps to major pan-European customers and provides a seamless experience for drivers as they travel. ChargePoint operates in Europe primarily by selling its proprietary networked charging systems or white-labeled third-party charging stations bundled with its CMS.

Growth Strategies

As of January 31, 2025, ChargePoint estimates that it holds approximately 61% market share in publicly available networked AC charging ports in North America and since launching operations in Europe in late 2017, ChargePoint has expanded its reach to more than 20 European countries. ChargePoint is committed to enhancing its market presence by increasing its installed base - gaining market share in Europe and expanding its footprint in North America - through growing its product portfolio and introducing new software solutions. ChargePoint believes its extensive and high-quality networked EV charging solutions foster customer loyalty. As EV adoption rises and charging utilization increases, customers often choose to expand their charging infrastructure with ChargePoint. This trend is supported by high renewal rates for ChargePoint's CMS and service subscriptions, as well as an increase in the number of charging ports purchased. Growth is further supported by comprehensive ecosystem integrations ChargePoint has enabled that keep the ChargePoint brand top of mind with drivers, including in-vehicle infotainment systems, consumer mobile applications, payment systems, mapping tools, home automation assistants, fleet fuel cards, wearables and residential utility programs.

ChargePoint's strategies to continue to scale networked EV charging include:

•Increasing Research and Development into Innovative EV Charging Offerings: ChargePoint plans to maintain its leadership through efficient investment in the development of advanced networked charging system technologies and enhancing ChargePoint Platform solutions.

•Investing in Customer Base Expansion: In both North America and Europe, ChargePoint aims to attract new customers while pursuing a “land-and-expand” model. This approach encourages existing clients to gradually increase their charging footprint with ChargePoint as EV penetration grows.

•Accelerating ChargePoint Platform Solutions: ChargePoint intends to be the preferred software enabler for CPOs in both North America and Europe, supporting those who utilize ChargePoint hardware as well as those employing third-party chargers. Additionally, ChargePoint aims to assist e-Mobility Service Providers in building and deploying tailored solutions through its eMSP Service.

By implementing these strategies, ChargePoint is well-positioned to grow and adapt to the evolving EV charging landscape.
Manufacturing, Logistics and Fulfillment
ChargePoint has historically designed its products in-house and outsourced production to contract manufacturers based in the United States, Mexico, Asia and Europe. The majority of its hardware products are manufactured in Asia and Mexico. Components are sourced from a number of global suppliers, with concentrations in the United States and Asia. ChargePoint deploys a global supply chain management team that works proactively with piece part and final assembly supply partners. That supply management team readies factories for new products, puts in place and monitors quality control points, plans ongoing production, issues purchase orders and coordinates deliveries to distribution hubs that ChargePoint manages in North America and Europe.
ChargePoint works with third-party fulfillment partners that deliver its networked charging systems from multiple locations, which it believes allows it to reduce order fulfillment time and shipping costs.
Seasonality

Table of Content
Almost all of ChargePoint’s commercial and fleet networked charging systems are installed and utilized outdoors and ChargePoint operates and conducts its sales primarily in the Northern Hemisphere. Seasonal changes and other weather-related conditions can affect the sales volumes and installation rates of ChargePoint’s products, primarily due to the impact of winter weather on construction timelines and delays. In addition, many of ChargePoint’s customers complete their annual budget approval cycle in ChargePoint’s fourth quarter. Therefore, the financial results for any quarter do not necessarily indicate the results expected for the fiscal year. Historically, the highest sales and earnings are in ChargePoint’s fourth quarter and the lowest are in its first quarter, commencing in February annually.
Government Regulation
ChargePoint’s business is subject to a changing framework of laws and regulations at the federal, state, regional and local level as well as in foreign jurisdictions. For example, substantially all of ChargePoint’s contract manufacturing operations are subject to complex trade, import and customs laws, regulations and tax requirements such as sanctions orders or tariffs. In addition, the countries in which ChargePoint’s products are manufactured or imported may from time to time impose additional duties, tariffs or other restrictions on ChargePoint’s imports or adversely modify existing restrictions. Changes in tax policy or trade regulations or the imposition of new tariffs on imported products, could have an adverse effect on ChargePoint’s business, results of operations and competitive position. State, regional and local regulations for installation of EV charging stations also apply to ChargePoint and vary from jurisdiction to jurisdiction and may include permitting requirements, inspection requirements, licensing of contractors and certifications as examples. Compliance with such regulation(s) may cause shipping, installation, or commissioning delays. ChargePoint is also subject to other complex foreign and United States laws and regulations related to anti-bribery and corruption laws, antitrust or competition laws and sanctions compliance, among others. ChargePoint has policies and procedures in place to promote compliance with these laws and regulations, however, government regulations are subject to change, and accordingly ChargePoint is unable to assess the possible effect of compliance with future requirements or whether ChargePoint’s compliance with such regulations, or failure to adequately comply, will adversely affect ChargePoint’s business, competitive position or ability to invest in capital expenditures in the future.
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
Metrology
ChargePoint products are subject to regulations and certification requirements governing accuracy and other characteristics of embedded metrology for dispensing of electricity through charging stations. ChargePoint has received certification for applicable products in the European Union under the Measurement Instrument Directive (MID), in Germany under the Measurement and Calibration Law (Eichrecht), in the United Kingdom under the Measurement Instrument Regulation (MIR), the United States under the National Type Evaluation Program (NTEP), and in California under the California Type Evaluation Program (CTEP) as regulated by the Department of Food and Agriculture Division of Measurement Standards. ChargePoint is in the process of seeking additional certifications on products in Canada. Field testing to validate meter accuracy may also be carried out by various government entities responsible for ensuring the accuracy of transactions based on measured quantities, similar to the way gasoline pumps or grocery store scales are audited.
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
The EU GDPR also prohibits the international transfer of personal data originating in the EEA to jurisdictions that the European Commission does not recognize as having an ‘adequate’ level of data protection unless a data transfer mechanism has been put in place

Table of Content
or a derogation under the EU GDPR can be relied on. In certain cases, companies must also carry out a transfer privacy impact assessment (“TIA”) which, among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under the European Union’s standard contractual clauses (“EU SCC”)s will need to be implemented to ensure an ‘essentially equivalent’ level of data protection to that afforded in the EEA. In July 2023, the European Commission adopted its Final Implementing Decision granting the U.S. adequacy (“Adequacy Decision”) for EU-US transfers of personal data for entities self-certified to the Atlantic Data Privacy Framework (“DPF”). Entities relying on EU SCCs for transfers to the U.S. are also able to rely on the analysis in the Adequacy Decision as support for their TIA regarding the equivalence of U.S. national security safeguards and redress.
The UK GDPR also imposes similar restrictions on transfers of personal data from the UK to jurisdictions that the UK Government does not consider adequate, including the U.S. The UK Government has published its own form of the EU SCCs, known as the International Data Transfer Agreement and an International Data Transfer Addendum to the EU SCCs. The UK Information Commissioner’s Office (“ICO”) has also published its own version of the TIA, although entities may choose to adopt either the EU or UK-style TIA. Further, on September 21, 2023, the UK Secretary of State for Science, Innovation and Technology established a UK-U.S. data bridge (i.e., a UK equivalent of the Adequacy Decision) and adopted UK regulations to implement the UK-U.S. data bridge . Personal data may now be transferred from the UK under the UK-U.S. data bridge through the UK extension to the DPF to organizations self-certified under the UK extension to DPF. There is also a Swiss extension to the DPF.
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
Additionally, ChargePoint is governed by a California state privacy law called the California Consumer Privacy Act of 2018, (“CCPA”), as amended by the California Privacy Rights Act in 2020 (“CPRA”), which contains requirements similar to the GDPR for the handling of personal information of California residents. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered companies to provide new disclosures to California consumers (as that word is broadly defined in the CCPA), and new ways for such consumers to opt-out of certain sales of personal information, and to allow for a new cause of action for data breaches. Moreover, the CPRA significantly modified the CCPA, including by imposing further requirements relating to data minimization and correction; expanding consumers’ rights, including the right to opt-out of the use of their personal information in online behavioral advertising and to opt-out of certain types of consumer profiling; and sunsetting exemptions for business-to-business personal information and employee information. The CPRA also created a new state agency vested with authority to implement and enforce the CCPA and the CPRA. This agency, known as the California Privacy Protection Agency (“CPPA”) is authorized to implement regulations, and has drafted broad and new privacy requirements in this role. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. For example, states such as Virginia, Colorado, Utah and Connecticut have adopted their own privacy laws and many other states have or are in the process of approving the same. These state laws are similar to the CCPA and CPRA, but aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty. Legislation governing privacy and security issues, including the possibility of private rights of action, has also been proposed at the federal level in the United States. This creates legal uncertainty with respect to federal law as well as the impact such laws will have on state statutes. Additionally, the Federal Trade Commission (“FTC”) engages in regulatory investigations of privacy and security practices that may violate Section 5(a) of the Federal Trade Commission Act, which prohibits unfair methods of competition, and unfair or deceptive acts or practices affecting commerce. These regulatory investigations can lead to consent decrees or litigation with the FTC and the Department of Justice. FTC consent decrees often mandate detailed privacy and security programs with annual audits for up to twenty years. Furthermore, state attorneys general may also join together to file lawsuits based on violations of applicable state privacy acts. In the event ChargePoint is subject to litigation, penalties, or enforcement actions pursuant to the GDPR, CCPA, CPRA, the FTC or applicable state laws, ChargePoint may be subject to fines and penalties, remediation measures which will divert management’s time and attention, as well as harm to its reputation.
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

Table of Content
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
Research and Development
ChargePoint’s research and development team is responsible for designing, developing, manufacturing, testing and sustaining its products. ChargePoint has invested significant time and expenses into research and development for its networked charging technologies and for the ChargePoint Platform software. ChargePoint’s ability to maintain and expand its leadership position in the EV charging market depends upon successfully maintaining and expanding its research and development activities. Historically, ChargePoint has designed and developed its hardware networked charging systems and ChargePoint Platform software in-house. ChargePoint intends to expand its research and development activities through the use of third-party contract manufacturers and design service partners in order to accelerate its hardware development timelines and leverage engineering resources and best practices from leading original design manufacturers.
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
As of January 31, 2025, ChargePoint had 117 U.S. patents issued and 19 U.S. pending patent applications. Additionally, ChargePoint had 38 issued foreign patents and 12 foreign patent applications currently pending in various foreign jurisdictions. In addition, as of January 31, 2025, there were six pending Patent Cooperation Treaty applications. These patents relate to various EV charging station designs and/or EV charging functionality. Such issued patents and any patents derived from such applications or applications that claim priority from such applications, if granted, would be expected to expire between 2025 and 2047, excluding any additional term for patent term adjustments. ChargePoint cannot be assured that any of its patent applications will result in the issuance of a patent or whether the examination process will require ChargePoint to narrow the scope of the claims sought. ChargePoint’s issued patents, and any future patents issued to ChargePoint, may be challenged, invalidated or circumvented, may not provide sufficiently broad protection and may not prove to be enforceable inactions against alleged infringers.

Table of Content
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
ChargePoint intends to continue to regularly assess opportunities for seeking patent protection for those aspects of its technology, designs and methodologies that ChargePoint believes provide it with a meaningful competitive advantage. However, ChargePoint’s ability to do so may be limited until such time as it is able to generate cash flow from operations or otherwise raise sufficient capital to continue to invest in ChargePoint’s intellectual property. For example, maintaining patents in the United States and other countries requires the payment of maintenance fees which, if ChargePoint is unable to pay, may result in loss of its patent rights. If ChargePoint is unable to pay these maintenance fees, its ability to protect its intellectual property or prevent others from infringing its proprietary rights may be impaired.
Human Capital Resources
As of January 31, 2025, ChargePoint had approximately 1,395 worldwide employees. ChargePoint’s talent is the foundation of its success. ChargePoint strives to become the employer of choice within its industry, facilitating the transition to electric mobility by placing its talent at the heart of its success. To achieve this mission, ChargePoint aims to develop its individual, team and leadership capabilities, attract the best talent from a range of backgrounds, retain its talent through a variety of means including competitive rewards and benefits, creating a winning culture, and engaging its talent by building a culture of feedback, inclusion and recognition. Key focus and investment areas to achieve this goal include, among others, inclusion, emphasis on ethical business practices, and employee safety and wellness.
Inclusion. ChargePoint believes that by cultivating an inclusive workforce where employees can bring a variety of thought, background and experiences, ChargePoint will ultimately drive better business outcomes and drive value for the organization and customers. This commitment includes adopting policies and other initiatives designed to provide equal access to, and participation in, equal employment opportunities, programs, and services. ChargePoint’s Compensation and Organizational Development Committee of its Board of Directors reviews and provides feedback on ChargePoint’s inclusion initiatives.
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

Table of Content
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
•If ChargePoint fails to regain compliance with the listing standards of the New York Stock Exchange, it could result in the delisting of ChargePoint’s Common Stock and adversely affect the market price and liquidity of ChargePoint’s Common Stock.
•ChargePoint operates in a dynamic and rapidly evolving industry. If it fails to manage growth effectively, its business, operating results and financial condition could be adversely affected.
•ChargePoint’s success depends on ChargePoint’s ability to improve its financial and operational performance and execute its business strategy.
•ChargePoint’s future growth and success is highly dependent upon the continuing adoption of EVs for passenger and fleet applications.
•ChargePoint currently faces intense competition and expects to face significant competition in the future as the market for EV charging develops.

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
•Supply chain disruptions, component shortages, increased tariffs, manufacturing interruptions or delays could adversely affect ChargePoint’s ability to meet customer demand, lead to higher costs, and adversely affect ChargePoint’s business and results of operations.
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

Table of Content
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
ChargePoint incurred net losses of $277.1 million, $457.6 million, and $345.1 million for the fiscal years ended January 31, 2025, 2024, and 2023, respectively. As of January 31, 2025 and 2024, ChargePoint had an accumulated deficit of $1,891.4 million and $1,614.4 million, respectively. ChargePoint incurred negative cash flows from operating activities of $146.9 million, $328.9 million, and $267.0 million, respectively, for the fiscal years ended January 31, 2025, 2024, and 2023, respectively.
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

Table of Content
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
ChargePoint currently faces intense competition and expects to face significant competition in the future as the market for EV charging develops.
The EV charging market is relatively new and competition is still developing. Generally, ChargePoint competes with manufacturers of non-networked hardware charging systems, software providers that offer solutions to access and manage non-networked hardware charging systems, and charge point operators (“CPOs”) or auto OEMs that acquire access to sites and leverage first or third-party hardware and software to build out charging infrastructure to sell energy. Large early-stage markets require early engagement across verticals and customers to gain market share, and ongoing effort to scale channels, installers, teams and processes. In Europe particularly, some customers require solutions not yet available and ChargePoint’s entrance into Europe requires establishing itself against existing competitors. In addition, there are multiple competitors in North America and Europe with limited funding, which could cause poor user experiences, hampering overall EV adoption or trust in any particular provider.
In addition, there are other means for charging EVs, which could affect the level of demand for onsite charging capabilities at businesses. For example, Tesla Inc. has opened its supercharger network up to non-Tesla EVs, which could reduce overall demand for EV charging at other sites, including those using ChargePoint’s networked charging stations. In addition, many of the major EV manufacturers have recently announced the adoption of the SAE J3400, formerly known as North American Charging Standard or NACS as the standard charging port for their future EV models. Widespread adoption of NACS by EV manufacturers may mean use of EV charging networks, including ChargePoint’s, that historically make use of other charging port standards, less desirable in the future unless owners or operators of such charging stations retrofit or upgrade their charging stations to be NACS enabled. In addition to competition from established EV charging station network providers, third-party contractors can provide basic electric charging capabilities to potential customers seeking to have on premises EV charging capability or individual customers seeking home charging. Finally, many EV charging manufacturers, including ChargePoint, are offering home charging equipment, which could reduce demand for on premise charging capabilities of potential customers and reduce the demand for onsite charging capabilities if EV owners find charging at home to be sufficient.
Further, ChargePoint’s current or potential competitors may be acquired by third-parties with greater available resources, may have ready access to the capital markets for additional funding, or may operate in lower cost manufacturing or development geographies, such as Asia or Latin America. As a result, competitors may be able to respond more quickly and effectively than ChargePoint to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. ChargePoint’s competitors, either as the result of such competitor’s market position, available human and capital resources advantages or industrial scale may be able to influence EV adoption or the overall market for EV charging, in both North America and Europe. In addition, competitors may in the future establish cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace. This competition may also materialize in the form of costly intellectual property disputes or litigation involving ChargePoint. If ChargePoint fails to compete with third-parties with greater available resources, is unable to successfully influence state, local and federal governmental policies with respect to the EV charging market like its competitors, or successfully partner with cooperative industry efforts in the EV charging market, its growth and revenue will be limited which would adversely affect its business and results of operations.
New competitors or alliances may emerge in the future that have greater market share, more widely adopted proprietary technologies, greater marketing expertise and greater financial resources, which could put ChargePoint at a competitive disadvantage. Future competitors could also be better positioned to serve certain sectors of ChargePoint’s current or future target markets, which could create price pressure, in North America and Europe. In light of these factors, even if ChargePoint believes its offerings are more effective and higher quality than those of its competitors, current or potential customers may purchase its competitor’s solutions if they are less expensive or more widely available. If ChargePoint fails to adapt to changing market conditions or continue to compete successfully with current EV charging station providers or new competitors, its growth and revenue will be limited which would adversely affect its business and results of operations.
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
Inventory levels in excess of customer demand may result in a portion of ChargePoint's inventory becoming obsolete, as well as inventory write-downs or write-offs. Conversely, if ChargePoint underestimates customer demand for its products or its own requirements for components, sub-assemblies, and materials, ChargePoint's third-party manufacturers and suppliers may not be able to deliver components, sub-assemblies, and materials to meet ChargePoint's standards, lead times or requirements, which could result in inadequate inventory levels or interruptions, delays, or cancellations of deliveries to ChargePoint's customers, any of which would damage its reputation, customer relationships, and business. In addition, components, sub-assemblies, and materials incorporated into ChargePoint products may require lengthy order lead times. As a result, additional supplies or materials may not be available on terms that are acceptable to ChargePoint or at all, and ChargePoint's third-party manufacturers and suppliers may not be able to allocate sufficient capacity in order to meet ChargePoint's increased requirements, any of which could have an adverse effect on ChargePoint’s ability to meet customer demand for its products and results of operations. ChargePoint has in the past experienced fluctuating demand for certain product lines which led to excess inventory that caused ChargePoint to write down, sell at prices lower than expected or discard such inventory. If ChargePoint is not successful in managing its inventory, ChargePoint's business, financial condition and results of operations could be adversely affected.
ChargePoint relies on a third-party channel partner network of distributors and resellers to generate a substantial amount of its revenue and failure on the part of ChargePoint to continue to develop and expand this network may have an adverse impact on its business and prospects for growth.
ChargePoint’s success is dependent in part upon establishing and maintaining relationships with a variety of channel partners that it utilizes to extend its geographic reach and market penetration, particularly in the United States. ChargePoint uses a two-tiered, indirect fulfillment model whereby ChargePoint sells its products and services to its distributors, which in turn sell to resellers, which then sell to end users. ChargePoint refers to these end users as customers. ChargePoint anticipates that it will continue to rely on this two-tiered sales model in order to help facilitate sales of ChargePoint’s products and to grow its business internationally. In the fiscal years ended January 31, 2025, 2024, and 2023, ChargePoint derived a majority of its billings from products and subscriptions sold through channel partners. ChargePoint’s agreements with its channel partners are non-exclusive and do not prohibit them from working with ChargePoint’s competitors or offering competing solutions, and some of ChargePoint’s channel partners may have more established relationships with ChargePoint’s competitors. Similarly, ChargePoint’s channel partners have no obligations to renew their agreements with ChargePoint on commercially reasonable terms or at all, and certain of the agreements governing these relationships may be terminated by either party at any time, with no or limited notice. If ChargePoint’s channel partners choose to place greater emphasis on products of their own or those offered by ChargePoint’s competitors or as a result of an acquisition, competitive factors or for other reasons do not continue to market and sell ChargePoint’s solutions in an effective manner or at all, ChargePoint’s ability to grow its business and sell its products may be adversely affected. In addition, ChargePoint’s failure to recruit additional channel partners, or any reduction or delay in their sales of ChargePoint solutions and subscriptions, including because of economic uncertainty, or due to conflicts between channel sales and ChargePoint’s direct sales force may harm ChargePoint’s results of operations. Finally, even if ChargePoint is successful in establishing and maintaining relationships with channel partners, these relationships may not result in greater customer usage of ChargePoint’s solutions and professional services or increased revenue.
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

Table of Content
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
ChargePoint’s business depends on the economic health of its current and prospective customers and overall demand for EV charging infrastructure. In addition, the purchase of ChargePoint products and services is often discretionary and typically involves a significant commitment of capital and other resources. The United States, the European Union (“EU”), and the United Kingdom have recently experienced historically high levels of inflation. In response to recent high levels of inflation and recession fears, the U.S. Federal Reserve, the European Central Bank, and the Bank of England have in the recent past raised and have indicated they may maintain higher interest rates and implement fiscal policy interventions. While these interventions have resulted in lowering inflation in recent quarters, there is no guarantee that these measures will maintain lower inflation and it may be necessary for central banks to increase interests rates again in the future in the event high levels of inflation resume. These actions may also reduce economic growth rates, create a recession, and have other similar effects.
In addition, in February 2025, the United States announced the imposition of tariffs on certain goods imported from Canada, Mexico and China and has made announcements regarding the potential imposition of tariffs on goods imported from other jurisdictions. Impacted countries have and in the future may impose retaliatory tariffs, and such actions could give rise to an escalation of other trade measures by the countries subject to such tariffs. While the application of certain previously announced tariffs have been delayed, there is no guarantee that the tariffs will not go into effect and there is the possibility that additional United States tariffs may be imposed on Canada, Mexico, China and other countries. Trade restrictions and increased tariffs between the United States and countries like Canada, Mexico and China may result in adverse economic conditions, increase the costs of goods sold and result in a recession or the threat of a recession. For example, the United States automotive manufacture industry is particularly sensitive to the impact of tariffs on the increased costs of manufacturing and selling vehicles, which may result in substantial increases to the cost of vehicles to consumers, including EVs. Because ChargePoint is substantially reliant on the increased adoption and sales of new EVs, if there is any downturn in the sales of EVs or consumers reduce their purchases of new EVs, either because the vehicles are more expensive or as the result of a general downturn in the overall economy as the result of the tariffs, ChargePoint’s customers may reduce their need for EV infrastructure development and ChargePoint’s business, financial results and results of operations may be harmed.
A downturn in macroeconomic conditions, including a resumption in the rise of inflation and interest rates; increases or changes in U.S. or global tariff policies and programs and any corresponding supply chain disruptions; global political and economic uncertainty; geopolitical tensions, such as the ongoing Russia-Ukraine conflict, conflicts in the Middle East and the possibility of trade war, conflict or sanctions between the United States and China; a lack of availability of credit; financial services sector instability; a reduction in business confidence and activity; and other factors have in the past, and may in the future, negatively affect the industries to which ChargePoint sells its products and services. ChargePoint’s customers may suffer from reduced operating budgets, which could cause them to defer, reduce, or forego purchases of ChargePoint’s products or services. Moreover, competitors may respond to market conditions by lowering prices, which may make the prices for ChargePoint’s products and services less competitive or cause ChargePoint to reduce its prices, which in turn may reduce ChargePoint’s gross margins and adversely affect ChargePoint’s growth. Uncertainty about global and regional economic conditions, a downturn in the sale or delivery of EVs, or a reduction in EV infrastructure spending even if economic conditions are stable, could adversely impact ChargePoint’s business, financial condition, and results of operations.
Supply chain disruptions, component shortages, increased tariffs, manufacturing interruptions or delays could adversely affect ChargePoint’s ability to meet customer demand, lead to higher costs, and adversely affect ChargePoint’s business and results of operations.
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

Table of Content
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
•volatility in the availability and cost of materials or services, including rising prices due to inflation, imposition of tariffs, or sanctions or any trade wars with countries that are critical to ChargePoint’s supply chain or contract manufacturing partners such as Mexico, China and Taiwan;
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
In addition to the tariffs imposed on China, the United States has imposed extensive export controls targeted primarily at the semiconductor industry in China. If China retaliates to such measures or there is a conflict between China and Taiwan, which is a leading producer of semiconductors, there could be further disruption to the semiconductor industry and global supply chains. ChargePoint or the suppliers it procures components from may be unable to manufacture products at prices ChargePoint’s customers would accept, or at all. Any inability to pass on future increased costs to customers would put downward pressure on ChargePoint’s gross margins and adversely affect ChargePoint’s business, results of operations and financial condition. In addition, while ChargePoint has not yet experienced a direct impact to its supply chain due to the conflict between Russia and Ukraine, conflicts in the Middle East or rising political tensions with China, ChargePoint may experience an impact in the future due to increased fuel and shipping costs, limited supply of or tariffs imposed on components or replacement parts used by ChargePoint in its manufacturing process, or the automotive industry in general, and delays caused by changes to global shipping routes and logistics. Such adverse impacts on ChargePoint’s supply chain could limit its ability to manufacture and sell its products on a timely and cost-effective basis and adversely affect its gross margins, which could materially adversely affect ChargePoint’s business and results of operations.
ChargePoint relies on a limited number of suppliers and manufacturers for its charging stations. A loss of any of these partners could negatively affect its business.
ChargePoint relies on a limited number of suppliers to manufacture its networked charging systems, including in some cases only a single supplier for some products and components. This reliance on a limited number of manufacturers increases ChargePoint’s risks, since it does not currently have proven reliable alternatives or replacement manufacturers beyond these key parties. In the event of interruption, including or resulting in a sudden failure by a supplier to meet its obligation, ChargePoint may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial delays. Thus, ChargePoint’s business could be adversely affected if one or more of its suppliers is impacted by any interruption at a particular location.
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
If ChargePoint experiences a significant increase in demand for its charging stations in future periods, or if it needs to replace an existing supplier, it may not be possible to supplement or replace them on acceptable terms, which may undermine its ability to deliver

Table of Content
products to customers in a timely manner. For example, it may take a significant amount of time to identify a manufacturer that has the capability and resources to build charging stations in sufficient volume. Identifying suitable suppliers and manufacturers could be an extensive process that requires ChargePoint to become satisfied with such party’s quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices. Accordingly, a loss of any significant suppliers or manufacturers could have an adverse effect on ChargePoint’s business, financial condition and operating results. In addition, ChargePoint’s suppliers or contract manufacturers may face supply chain risks and regulatory constraints of their own, which may impact the availability and pricing of its products to ChargePoint, for instance, in the event such supplier or contract manufacturer becomes subject to tariffs imposed by the United States federal government.
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
ChargePoint does not typically install charging stations at customer sites. These installations are typically performed by ChargePoint partners or electrical contractors with an existing relationship with the customer and/or knowledge of the site. The installation of charging stations at a particular site is generally subject to oversight and regulation in accordance with state and local laws and ordinances relating to building codes, safety, environmental protection and related matters, and typically requires various local and other governmental approvals and permits that may vary by jurisdiction. In addition, building codes, accessibility requirements or regulations may hinder EV charger installation because they end up costing the developer or installer more in order to meet the code requirements. Meaningful construction or permitting delays or cost overruns may impact ChargePoint’s recognition of revenue in certain cases and/or impact customer relationships, either of which could adversely impact ChargePoint’s business and profitability. In addition, the proper preparation, configuration and installation of charging stations requires specialized electrical certifications and skills. If ChargePoint is unable to identify sufficient partners and contractors to satisfy its customers’ installation needs, specifically electricians and construction partners with sufficient skill and expertise installing charging stations, it may delay deployment projects or cause its customers to delay making an investment or commitment to purchase charging stations, which may adversely affect ChargePoint’s business.
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
On September 6, 2023, January 10, 2024 and September 4, 2024, ChargePoint announced a plan to reduce its global workforce by approximately 10%, 12% and 15%, respectively. These reorganization plans were independently adopted (collectively, the “Reorganizations”) intended to improve operational efficiencies and operating costs and better align ChargePoint’s workforce with current business needs, top strategic priorities, and key growth opportunities. ChargePoint may incur additional expenses not currently contemplated due to events associated with the Reorganizations, for example, the Reorganizations may have a future impact on other areas of ChargePoint’s liabilities and obligations, which could result in losses in future periods. ChargePoint may not realize, in full or in part, the anticipated benefits and savings from the Reorganizations due to unforeseen difficulties, delays or unexpected costs. If ChargePoint is unable to realize the expected operational efficiencies and cost savings from the Reorganizations, its operating results and financial condition would be adversely affected. In addition, ChargePoint may need to undertake additional workforce reductions or restructuring activities in the future.

Table of Content
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
•compliance with multiple, potentially conflicting and changing governmental laws, regulations, certifications, and permitting processes including environmental, banking, employment, tax, information security, privacy, and data protection laws and regulations such as the EU General Data Protection Regulation (“GDPR”), national legislation implementing the same, the United Kingdom Data Protection Act 2018 (“UK GDPR”), and certain other changing requirements for legally transferring data out of the European Economic Area;
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
Some of ChargePoint’s executive officers have limited experience in the management of a publicly-traded company. For example, Mr. Rick Wilmer was appointed as ChargePoint’s Chief Executive Officer in November 2023, marking the first time Mr. Wilmer has served as the Chief Executive Officer for a publicly-traded company and in July 2024, Ms. Mansi Khetani was appointed as ChargePoint’s Chief Financial Officer, marking the first time Ms. Khetani has served as a Chief Financial Officer for a publicly-traded company. The management team may not successfully or effectively conduct the management of a public company that is subject to significant regulatory oversight and reporting obligations under federal securities laws, particularly in light of the Securities and Exchange Commission’s (“SEC”) increasing focus on former shell companies.
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
For example, beginning in calendar year 2020, in response to the worldwide COVID-19 pandemic, ChargePoint modified its business practices by recommending that all non-essential personnel work from home and cancelling or reducing physical participation in sales activities, meetings, events and conferences. Subsequently, in May 2022, ChargePoint commenced a “return-to-office” plan, which included shifting to a hybrid model where employees have the flexibility to work from home or from the office. In the spring of 2023, ChargePoint further refined its hybrid model to require most employees to return to office at least three days a week, which ChargePoint has maintained. A hybrid work model may create challenges, including challenges maintaining ChargePoint’s corporate culture, increasing attrition or limiting ChargePoint’s ability to attract employees if individuals prefer to continue working full time at home. Future challenges related to ChargePoint’s hybrid work model or workplace practices could lead to attrition and difficulty attracting high-quality employees.
The effect of future health pandemics on ChargePoint’s business, prospects and results of operations will depend on their duration and sustained impact. Difficult macroeconomic conditions, such as supply shortages, increased inflation, increased and prolonged unemployment or a decline in consumer confidence as a result of pandemics, as well as reduced spending by businesses, could have a material adverse effect on the demand for ChargePoint’s products and services. The effect of, or even the threats of, a new global pandemic can also vary over time and across the geographies in which ChargePoint operates. For example, variations in “work-from-home” or “return-to-office” policies can cause fluctuations in ChargePoint’s revenues because conditions caused by global pandemics, such as more permanent work-from-home policies, are likely to continue affecting the rate of global infrastructure spending, and thus to adversely impact ChargePoint’s gross margins as ChargePoint’s commercial business tends to contribute higher gross margins than its residential and fleet businesses. Even after the acute impact from any pandemic has subsided, ChargePoint may continue to experience an adverse impact to its business as a result of the pandemic’s global economic impact, including any recession that has occurred or may occur in the future.
ChargePoint is highly reliant on its networked charging solution and information technology systems and data, and those of its service providers and component suppliers, any of which systems and data may be subject to cyber-attacks, service disruptions or

Table of Content
other security incidents, which could result in data breaches, loss or interruption of services, intellectual property theft, claims, litigation, regulatory investigations, significant liability, reputational damage and other adverse consequences.
ChargePoint continues to expand its information technology systems in support of its networked charging solutions, and as its operations grow, its internal information technology systems, such as product data management, procurement, inventory management, production planning and execution, sales, services and logistics, financial, tax and regulatory compliance systems. This includes the implementation of new internally developed systems and the deployment of such systems in the United States and abroad. The implementation, maintenance, segregation and improvement of these systems require significant management time, support and cost, and there are inherent risks associated with developing, improving and expanding ChargePoint’s core systems as well as implementing new systems and updating current systems, including disruptions to the related areas of business operations. These risks may affect ChargePoint’s ability to manage its data and inventory, procure parts or supplies or manufacture, sell, deliver and service products, adequately protect its intellectual property or achieve and maintain compliance with, or realize available benefits under, tax laws and other applicable regulations.
While ChargePoint maintains information technology measures designed to protect it against intellectual property theft, data breaches, sabotage and other external or internal cyber-attacks or misappropriation, its systems and those of its service providers are potentially vulnerable to malware, ransomware, viruses, denial-of-service attacks, phishing attacks, social engineering, computer hacking, unauthorized access, exploitation of bugs, defects and vulnerabilities, breakdowns, damage, interruptions, system malfunctions, power outages, terrorism, acts of vandalism, security breaches, security incidents, inadvertent or intentional actions by employees or other third parties, and other cyber-attacks. Further, most of the networked charging systems ChargePoint sells are owned and operated by third-parties who are responsible for the physical safety of the charging stations. Failure on the part of ChargePoint’s customers to adequately assure the physical safety of charging stations may result in unauthorized access to ChargePoint’s systems or network. To the extent any security incident results in unauthorized access, or damage to, acquisition, use, corruption, loss, destruction, alteration or dissemination of ChargePoint data, including intellectual property and personal information, or ChargePoint products, or for it to be believed or reported that any of these occurred, it could disrupt ChargePoint’s business, harm its reputation, compel it to comply with applicable data breach notification laws, subject it to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require it to verify the correctness of database contents, or otherwise subject it to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to ChargePoint and result in significant legal and financial exposure and/or reputational harm.
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

Table of Content
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
ChargePoint’s customers may be adversely impacted by the occurrences of natural disasters such as earthquakes, hurricanes, floods, or wildfires which destroy commercial complexes, residences and businesses that are the sites where EV charging infrastructure is typically built and installed. If businesses structures and densely populated residential areas are damaged significantly by natural disasters such areas may be less inclined to invest in new EV networked charging systems rather than repair or rebuild local infrastructure. In addition, rolling public safety power shut-offs in California or other states can affect user acceptance of EVs, as charging may be unavailable at the desired times, or at all during these events. These shut-offs could also affect the ability of fleet operators to charge their EVs, which, for example, could adversely affect transportation schedules or any service level agreements to which either ChargePoint or the fleet operator may be a party. If these events persist, the demand for EVs or EV infrastructure could decline, which would result in reduced demand for charging solutions.
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
Risks Related to the EV Market
ChargePoint’s future growth and success is highly dependent upon the continuing adoption of EVs for passenger and fleet applications.
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

Table of Content
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
•consumers’ perception about the convenience and cost of charging EVs, including variability and increases to the cost of electricity used to charge EVs;
•increases in fuel efficiency of non-electric vehicles;
•government regulations and economic incentives, including adverse changes in, or expiration of, favorable tax incentives related to EVs, EV charging stations or decarbonization generally;
•reduction or elimination of governmental targets, mandates or goals with respect to reducing carbon emissions or increasing mobile electrification;
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
Demand for EVs may also be affected by factors directly impacting automobile prices or the cost of purchasing and operating automobiles, such as sales and financing incentives, prices of raw materials and parts and components, the cost of electricity for charging as compared to petroleum fuel, and governmental regulations, including tariffs, import regulation and other taxes. Volatility in demand or delays in EV production due to global supply chain constraints or due to changes in vehicle manufacturers’ EV product goals may lead to lower vehicle unit sales, which may result in reduced demand for EV charging solutions and therefore adversely affect ChargePoint’s business, financial condition and operating results.

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
The U.S. federal government, foreign governments and some state and local governments provide incentives to end users and purchasers of EVs and EV charging stations in the form of rebates, tax credits and regulations like clean fuel programs, which can provide other financial incentives. The U.S. federal government, and some foreign and state governments, have proposed changing or ending these incentives. These proposals create uncertainty and if adopted and implemented may have a material adverse impact on the EV market, which benefits from these financial incentives to significantly lower the effective price of EVs and EV charging stations to customers.
For example, the Infrastructure Investment and Jobs Act signed into law on November 15, 2021 provided additional funding for EVs and EV charging infrastructure through the creation of new programs and grants and the expansion of existing programs, including the $7.5 billion National Electric Vehicle Infrastructure (“NEVI”) Program for EV charging along highway corridors. On February 6, 2025, the Federal Highway Administration (“FHWA)”) published a memo indicating new guidance for NEVI will be issued in the spring of 2025, which may change program requirements, state plans, and qualifications for future awards.
In addition, the Inflation Reduction Act of 2022 (the “IRA”) signed into law on August 16, 2022 includes numerous incentives and tax credits aimed at reducing the effects of climate change, such as the extension and increase of the EV charging infrastructure tax credits under Section 30C and tax credits for EVs under Section 30D of the Internal Revenue Code of 1986, as amended (the “Code”) through 2032. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy. For instance, in January 2025, President Trump directed review of these incentives through an executive order, and Congress may take action to change or revoke the IRA incentives and tax credits, including those available under Section 30C and Section 30D of the Code. Any other reduction in rebates, tax credits or other financial incentives for EVs or EV charging stations could materially reduce the demand for EVs and ChargePoint’s solutions and, as a result, may adversely impact ChargePoint’s business and expansion potential.
ChargePoint also derives other revenue as set forth on its consolidated statements of operations from regulatory credits. If government support of these credits declines, ChargePoint’s ability to generate this other revenue in the future would be adversely affected. In years prior to fiscal year 2021, ChargePoint derived a slight majority of its other revenue from regulatory credits. However, revenue from this source as a percentage of other and total revenue has declined in recent years and it may continue to decline over time. Further, the availability of such credits may decline regardless of the levels of general governmental support of the transition to EV infrastructure.
Changes to fuel economy standards or the success of alternative fuels may negatively impact the EV market and thus the demand for ChargePoint’s products and services.
As regulations have required an increase in the mileage capabilities of cars, consumption of renewable transportation fuels, such as ethanol and biodiesel, and the prevalence of other alternative vehicles has been increasing. If federal or state fuel efficiency regulations and standards are reduced or eliminated, or if fuel efficiency of non-electric vehicles continues to rise, whether as the result of regulations or otherwise, and affordability of vehicles using renewable transportation fuels improves, the demand for EVs could diminish. In addition, the EV fueling model is different than gas or other fuel models, requiring behavior change and education of influencers, consumers and others such as regulatory bodies. Developments in alternative technologies, such as advanced diesel, ethanol, fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect demand for EVs and EV charging stations. For example, fuel which is abundant and relatively inexpensive in the United States, such as compressed natural gas, may emerge as a preferred alternative to petroleum-based propulsion. Regulatory bodies may also adopt rules that substantially favor certain alternatives to petroleum-based propulsion over others, which may not necessarily be EVs, or may adopt rules to eliminate, modify or reduce penalties or incentives to maintain minimum fuel economy standards. Any of these changes may impose additional obstacles to the purchase of EVs or the development of a more ubiquitous EV market. If any of the above influence consumers or businesses to no longer purchase EVs or purchase them at a lower rate, it would materially and adversely affect ChargePoint’s business, operating results, financial condition and prospects.
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

Table of Content
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

Table of Content
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
ChargePoint’s future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. ChargePoint plans to incur significant research and

Table of Content
development costs in the future as part of its efforts to design, develop, manufacture and introduce new products and enhance existing products. ChargePoint’s research and development expenses were $141.3 million, $220.8 million, and $195.0 million during the fiscal years ended January 31, 2025, 2024 and 2023, respectively, and may grow in the future. Further, ChargePoint’s research and development program may not produce successful results, and its new products may not achieve market acceptance, create additional revenue or become profitable.
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
In addition, automobile manufacturers may choose to utilize their own proprietary systems, which could lock out competition for EV charging stations, or to use their size and market position to influence the market, which could limit ChargePoint’s market and reach to customers, negatively impacting its business. For example, many of the major EV manufacturers have announced the adoption of the NACS standard for charging ports in their future EV models. It is possible that other charging or similar standards may be introduced into the emerging EV market by EV manufacturers, EV charging infrastructure suppliers and other market participants which may not be compatible with ChargePoint’s products or technologies and cause ChargePoint to have to adapt its business, processes or services to comply with such standard, which may require significant time and research and development costs and, as a result, may have a material and adverse effect on ChargePoint’s revenue or results of operations,
Further, should regulatory bodies impose charging standards that are not compatible with ChargePoint’s products or infrastructure, ChargePoint may incur significant costs to adapt its business model to the new regulatory standards, which may require significant time and, as a result, may have a material and adverse effect on ChargePoint’s revenue or results of operations.
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

Table of Content
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

The ChargePoint software platform is used to connect EV drivers with charging station hosts to pay for public and private charging. These payment connections can be made via the ChargePoint mobile application or via OEM “in-dash” applications powered by ChargePoint software. ChargePoint also enables the payment of public charging sessions with third-party charging stations via

Table of Content
software integration which ChargePoint refers to as “roaming.” In addition, ChargePoint’s software platform enables third-party e-mobility services providers, or “eMSPs”, to build and publish their own proprietary mobility and roaming services for the sale of charging sessions, particularly in Europe.

In each of these charging cases, ChargePoint accepts payments from EV drivers for charging sessions using a variety of different payment methods or receives reimbursements from its roaming partners, which may subject ChargePoint to additional regulations and compliance requirements, and may also increase ChargePoint’s exposure to payment fraud, criminal activity, and other risks. Further, since the methods and schemes utilized by perpetrators of fraud are constantly evolving or, in some cases, not immediately detectable, ChargePoint cannot be certain that its policies, and controls and procedures for detecting third-party payment fraud, will be effective over time or of its ability to update these measures to address emerging fraud risks. If illicit or fraudulent activity levels involving ChargePoint’s software services were to rise, it could lead to regulatory intervention, adversely impact ChargePoint’s finances, operations and customer relationships, and cause reputational and financial harm.
Interruptions, delays in service or inability to increase capacity, including internationally, at third-party data center facilities could impair the use or functionality of ChargePoint’s subscription services, harm its business and subject it to liability.

ChargePoint currently serves customers from third-party data center facilities operated by Amazon Web Services (“AWS”) located in the United States, Europe and Canada. Any outage or failure of such data centers could negatively affect ChargePoint’s product connectivity and performance. ChargePoint’s primary environments are behind the Content Delivery Network operated by Cloudflare, Inc. (“Cloudflare”), and any interruptions of Cloudflare’s services could negatively affect ChargePoint’s product connectivity and performance. Furthermore, ChargePoint depends on connectivity from its charging stations to its data centers through several cellular service providers, such as Verizon, AT&T, Vodafone, and Semtech Corporation. Any incident affecting a data center facility’s or a cellular service provider’s infrastructure or operations, whether caused by fire, flood, severe storm, earthquake, or other natural disasters, power loss, telecommunications failures, breach of security protocols, computer viruses and disabling devices, failure of access control mechanisms, war, criminal act, military actions, terrorist attacks and other similar events could negatively affect the use, functionality or availability of ChargePoint’s services.
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
ChargePoint believes that the successful use of its networked charging stations and software platform requires a high level of support and engagement for many of its customers, particularly its fleet and commercial customers. In order to deliver appropriate customer support and engagement, ChargePoint must successfully assist its customers in deploying and continuing to use ChargePoint’s networked charging stations and software platform tools, resolving performance issues, addressing interoperability challenges with a customers’ existing information technology or fuel management platforms and responding to networked charging stations component failures or replacement parts, as well as charging station performance and reliability issues that may arise from time to time.
ChargePoint provides support to its commercial, fleet and residential networked charging station owners and operators. Such support services are generally provided under its extended warranty program, (“Assure”), including proactive charging station monitoring, guaranteed service response times and labor and parts warranties. ChargePoint further provides support for EV drivers connecting to and utilizing ChargePoint’s software platform and its network of EV charging stations, including customer support services and mobile services. ChargePoint’s support organization faces additional challenges associated with its international operations, including those associated with delivering support, training, and documentation in languages other than English. If ChargePoint fails to maintain high-quality customer support or comply with support requirements under its software platform or Assure warranty program, ChargePoint may incur additional costs, be obligated to provide refunds, rebates or pay performance penalties to its customers and EV charging station owners, or suffer the cancellation of software and Assure warranty agreements, the occurrence of any of which may increase ChargePoint’s expenses and costs or result in less revenue for ChargePoint, which may adversely affect ChargePoint’s reputation, business, results of operations, and financial condition.

Table of Content
In addition to providing direct customer support, ChargePoint also relies on channel partners in order to provide frontline support to some of its customers, including with respect to commissioning, maintenance, component part replacements and repairs of charging stations. If ChargePoint’s channel partners do not provide support to the satisfaction of ChargePoint’s customers, ChargePoint may be required to hire additional personnel and to invest in additional resources in order to provide an adequate level of support, generally at a higher cost than that associated with its channel partners, which may increase ChargePoint’s costs and expenses and adversely affect ChargePoint’s gross margins. There can be no assurance that ChargePoint will be able to hire sufficient support personnel as and when needed. To the extent that ChargePoint is unsuccessful in hiring, training, and retaining adequate support personnel, its ability to provide high-quality and timely support to its customers will be negatively impacted and its customers’ satisfaction with its software platform and EV charging stations could be adversely affected. Any failure to maintain high-quality customer support, or a market perception that ChargePoint does not maintain high-quality customer support, could adversely affect ChargePoint’s reputation, business, results of operations, and financial condition, particularly with respect to its fleet customers (see also “Risks Related to ChargePoint’s Business-- Supply chain disruptions, component shortages, manufacturing interruptions or delays could adversely affect ChargePoint’s ability to meet customer demand, lead to higher costs, and adversely affect ChargePoint’s business and results of operations.”).
ChargePoint’s business will depend on customers renewing their services subscriptions. If customers do not continue to use its subscription offerings or if they fail to add more stations, its business and operating results will be adversely affected.
In addition to selling networked charging stations, ChargePoint also depends on customers continuing to subscribe to its software platform and Assure warranty coverages. Therefore, it is important that customers renew their subscriptions when the contract term expires and add additional charging stations and services to their subscriptions. Customers may decide not to renew their subscriptions with a similar contract period, at the same prices or terms or with the same or a greater number of users, stations or level of functionality. Customer retention may decline or fluctuate as a result of a number of factors, including satisfaction with software and features, functionality of the charging stations, prices, features and pricing of competing products, reductions in spending levels, mergers and acquisitions involving customers and deteriorating general economic conditions.
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

Table of Content
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
ChargePoint may be unable to meet the ongoing reporting demands as a public company, including the requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), and may be unable to accurately report its financial results, or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Sarbanes-Oxley, when and as applicable, could also potentially subject ChargePoint to sanctions or investigations by the SEC or other regulatory authorities. Any failure to maintain or implement required new or improved controls, or any difficulties ChargePoint encounters in their implementation, could result in additional material weaknesses, cause ChargePoint to fail to meet its reporting obligations or result in material misstatements in its financial statements which could result in violations of applicable securities laws, stock exchange listing requirements, and the covenants under ChargePoint’s debt agreements, subject ChargePoint to litigation and investigations, negatively affect investor confidence in ChargePoint’s financial statements, and adversely impact its stock price and its ability to access capital markets. Furthermore, if ChargePoint cannot provide reliable financial reports, provide management’s attestation on internal controls pursuant to Section 404 of Sarbanes-Oxley, or prevent material misstatements due to fraud or error, its business and results of operations could be harmed, and investors could lose confidence in its reported financial information. ChargePoint can give no assurance that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or any circumvention of these controls. In addition, even if ChargePoint is successful in strengthening its internal controls and procedures, in the future those internal controls and procedures may not be adequate to prevent or sufficiently identify irregularities or errors or to facilitate the fair presentation of ChargePoint’s financial statements.
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

Table of Content
•weaker than anticipated demand for charging stations, whether due to changes in government incentives and policies or due to other conditions such as decrease in demand for EVs or overall economic conditions such as an economic slowdown or recession;
•fluctuations in sales and marketing or research and development expenses;
•supply chain interruptions, volatility in raw material prices and manufacturing or delivery delays;
•the timing and availability of new products relative to customers’ and investors’ expectations;
•the length of the sales and installation cycle for a particular customer;
•disruptions in sales, production, service or other business activities;
•inability to attract and retain qualified personnel; and
•unanticipated changes in federal, state, local or foreign government incentive programs, which can affect demand for EVs.
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
For example, on December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”), was signed into law making significant changes to the Code, and certain provisions of the Tax Act adversely affect ChargePoint. In particular, sweeping changes were made to the U.S. taxation of foreign operations. Changes include, but are not limited to, a reduction to the corporate income tax rate, limiting interest deductions, a reduction to the maximum deduction allowed for net operating losses generated in tax years beginning after December 31, 2017, the elimination of carrybacks of net operating losses, adopting elements of a territorial tax system, assessing a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.-owned foreign corporations, and introducing certain anti-base erosion provisions, including a new minimum tax on global intangible low-taxed income and base erosion and anti-abuse tax. The Tax Act could be subject to potential amendments and technical corrections, and is subject to interpretations and implementing regulations by the U.S. Treasury and Internal Revenue Service (“IRS”), any of which could mitigate or increase certain adverse effects of the legislation.
In addition, the Tax Act may impact taxation in non-federal jurisdictions, including with respect to state income taxes as state legislatures respond to the Tax Act or any newly enacted federal tax legislation. Additionally, other foreign governing bodies have and may enact changes to their tax laws in reaction to the Tax Act or any newly enacted federal tax legislation that could result in changes to ChargePoint’s global tax position and adversely affect its business and future profitability.
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

Table of Content
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
ChargePoint’s after-tax profitability and financial results may also be adversely impacted by changes in the relevant tax laws and tax rates, treaties, regulations, administrative practices and principles, judicial decisions and interpretations thereof, in each case, possibly with retroactive effect. For example, the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting has entered into force among the jurisdictions that have ratified it, including the United States. These recent changes could negatively impact ChargePoint’s taxation, especially as ChargePoint expands its relationships and operations internationally.
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
As of January 31, 2025, ChargePoint had $1,048.6 million of U.S. federal and $436.9 million of California net operating loss carryforwards available to reduce future taxable income, of which $859.9 million of the U.S. federal net operating loss carryforwards can be carried forward indefinitely. The remaining $188.7 million of U.S. federal net operating loss carryforwards begin to expire in 2028 and the California state net operating loss carryforwards begin to expire in 2029. In addition, ChargePoint had net operating loss carryforwards for other states of $461.3 million, which begin to expire in 2025. The Tax Act included a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017 and the elimination of carrybacks of net operating losses. It is possible that ChargePoint will not generate taxable income in time to utilize these net operating loss carryforwards.
In addition, net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in ownership by “5% stockholders” that exceeds 50 percentage points over a rolling three-year period. ChargePoint has experienced ownership changes since its incorporation and is already subject to limitations on its ability to utilize its existing net operating loss carryforwards and other tax attributes to offset taxable income or tax liability. In addition, changes in the ownership of its Common Stock during its fiscal year ended January 31, 2025 and future changes in ChargePoint’s stock ownership, which are outside of ChargePoint’s control, may trigger further ownership changes. Similar provisions of state tax law may also apply to limit ChargePoint’s use of accumulated state tax attributes. As a result, even if ChargePoint earns net taxable income in the future, its ability to use its net operating loss carryforwards and other tax attributes accrued prior to these changes in ownership to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to ChargePoint.
ChargePoint performed an analysis to assess whether an “ownership change,” as defined by Section 382 of the Code, has occurred from its inception through January 31, 2025. Based on this analysis, ChargePoint has experienced “ownership changes,” limiting the utilization of the net operating loss carryforwards or research and development tax credit carryforwards under Section 382 of the Code by first multiplying the value of the ChargePoint’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then applying additional adjustments, as required. As a result of the ownership changes, approximately $17.1 million of Federal net operating loss carryforwards, $17.5 million of California net operating loss carryforwards, and $4.7 million of federal tax credits were determined to have expired unutilized for income tax purposes. ChargePoint’s net operating losses or credits may also be impaired under state law. Accordingly, ChargePoint may not be able to utilize a material portion of the net operating losses or credits. The ability of ChargePoint to utilize its net operating losses or credits is conditioned upon ChargePoint attaining profitability and generating U.S. federal and state taxable income. ChargePoint has incurred significant net losses since inception and will continue to incur significant losses; and therefore, ChargePoint does not know whether or when the combined carryforwards may be or may become subject to limitation by Sections 382 and 383 of the Code.
ChargePoint’s reported financial results may be negatively impacted by changes in U.S. GAAP.
U.S. GAAP is subject to interpretation by the Financial Accounting Standards Board’s Accounting Standards Codification, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or

Table of Content
interpretations could have a significant effect on reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change.
ChargePoint incurs significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.
ChargePoint faces increased legal, accounting, administrative, disclosure and other costs and expenses as a public company that it did not incur as a private company. Sarbanes-Oxley, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements increases costs and make certain activities more time-consuming. A number of those requirements require ChargePoint to carry out activities it has not done previously and additional expenses associated with SEC reporting requirements will continue to be incurred. Furthermore, if any issues in complying with those requirements are identified ChargePoint may be subject to additional costs and expenses to come into compliance (see also “Financial, Tax and Accounting-Related Risks —ChargePoint previously identified material weaknesses in its internal control over financial reporting. If ChargePoint identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting, this may result in material misstatements contained within ChargePoint’s consolidated financial statements or cause ChargePoint to fail to meet its periodic reporting obligations.” for more detail). ChargePoint has incurred costs and could incur additional costs to rectify new issues, and the existence of these issues could adversely affect its reputation or investor perceptions. In addition, as a public company, ChargePoint maintains director and officer liability insurance, for which it must pay substantial premiums. The additional reporting and other obligations imposed by rules and regulations applicable to public companies increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. Advocacy efforts by stockholders and third-parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
Risks Related to Legal Matters and Regulations
ChargePoint may be subject to various types of litigation, and its insurance may not be sufficient to cover damages related to those claims.
From time-to-time ChargePoint has been, currently is, and may in the future, be involved in lawsuits or other claims arising in the ordinary course of business, including those related to product liability, consumer protection, employment, breach of contract, intellectual property, tort, privacy and data protection, and other matters. ChargePoint has in the past, and may in the future, incur losses relating to claims filed against it, including costs associated with settling and defending against such claims, and there is risk that any such claims or liabilities will exceed its insurance coverage, not be covered by insurance or affect ChargePoint’s ability to retain adequate liability insurance in the future. Even if a claim is unsuccessful or is not fully pursued, the negative publicity surrounding any such assertions could adversely affect ChargePoint’s reputation. Due to the inherent uncertainties of litigation and other claims, ChargePoint cannot accurately predict the ultimate outcome of any such matters.
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

Table of Content
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

Table of Content
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
Risks Related to Ownership of ChargePoint’s Securities
If ChargePoint fails to regain compliance with the listing standards of the New York Stock Exchange, it could result in the delisting of ChargePoint’s Common Stock and adversely affect the market price and liquidity of ChargePoint’s Common Stock.
ChargePoint’s Common Stock is currently traded on the New York Stock Exchange (“NYSE”) under the symbol “CHPT.” The NYSE has requirements that a company must meet in order to remain listed on the NYSE. In particular, NYSE rules require ChargePoint

Table of Content
to maintain a minimum trading price of $1.00 per share of its Common Stock (the “Bid Price Requirement”). If the closing bid price of ChargePoint’s common stock falls below $1.00 per share for 30 consecutive trading days or if ChargePoint does not meet other listing requirements, it would fail to be in compliance with NYSE listing standards. There can be no assurance that ChargePoint will continue to meet the Bid Price Requirement, or any other listing requirement in the future.
On February 19, 2025, ChargePoint received a notification letter from the NYSE that it is not in compliance with the Bid Price Requirement because the average closing price of its Common Stock was less than $1.00 over a consecutive 30 trading-day period. ChargePoint can regain compliance at any time within the six-month period following receipt of the NYSE's notice, or August 19, 2025 (the “Compliance Date”) if on the last trading day of any calendar month prior to the Compliance Date, ChargePoint has (i) a closing share price of at least $1.00 and (ii) an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. The notification received from the NYSE has no immediate effect on ChargePoint’s NYSE listing. ChargePoint’s Common Stock will continue to be listed and trade on the NYSE at this time, subject to ChargePoint’s ongoing compliance with the NYSE's other continued listing standards.
While ChargePoint intends to consider available alternatives, including but not limited to, seeking to effect a reverse stock split, to regain compliance with the Bid Price Requirement, there can be no assurance that ChargePoint will be able to satisfy the Bid Price Requirement, or maintain continued compliance with the Bid Price Requirement, or the other listing requirements of the NYSE. If ChargePoint is unable to meet these requirements, and ChargePoint’s Common Stock were to be delisted from the NYSE, trading of ChargePoint’s Common Stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the OTC Markets or in the “pink sheets.” Such a downgrading in ChargePoint’s listing market may limit its ability to make a market in its Common Stock and which may impact purchases or sales of its securities.
Future sales of ChargePoint’s Common Stock in the public market, or the perception that such sales may occur, could reduce ChargePoint’s stock price, and any conversions of the 2028 Convertible Notes will, and any additional capital raised through the sale of equity or any future convertible securities ChargePoint may issue could, dilute existing stockholders’ ownership.
ChargePoint may raise additional capital through the issuance of equity or debt securities in the future. In that event, the ownership of existing ChargePoint stockholders would be diluted and the value of the stockholders' equity in Common Stock could be reduced. If ChargePoint raised more equity capital from the sale of Common Stock, institutional or other investors may negotiate terms more favorable than the current prices of ChargePoint’s Common Stock. If ChargePoint issues debt securities, the holders of the debt would have a claim to ChargePoint assets that would be prior to the rights of stockholders until the debt is repaid. Interest on these debt securities would increase costs and could negatively impact operating results. In April 2022, ChargePoint completed a private placement of $300.0 million of aggregate principal amount of convertible notes with an original maturity date of April 1, 2027, which were subsequently amended in October 2023 to, among other things, extend the maturity date of the convertible notes until April 1, 2028 (the “2028 Convertible Notes” and such amendment, the “Notes Amendment”). The 2028 Convertible Notes may decrease ChargePoint’s business flexibility and access to capital, require a significant amount of cash to service, dilute the ownership interest of existing stockholders and otherwise depress the price of its Common Stock, and delay or hinder an otherwise beneficial takeover of the Company. On July 1, 2022, ChargePoint filed a Registration Statement on Form S-3 (File No. 333-265986), which permits ChargePoint to offer up to $1.0 billion shares of ChargePoint Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time (the “Shelf Registration Statement”). Further, as part of the Shelf Registration Statement, ChargePoint may also sell shares of its Common Stock in “at-the-market” offerings pursuant to that certain common stock sales agreement dated July 1, 2022, by and among ChargePoint and the underwriters thereto (the “ATM Facility”). As of January 31, 2025, $151.2 million of shares of Common Stock remained available for sale pursuant to the ATM Facility. The sale of a substantial number of shares of ChargePoint Common Stock pursuant to the ATM Facility, the Shelf Registration Statement or otherwise, or anticipation of any such sales, could cause the trading price of ChargePoint’s Common Stock to decline or make it more difficult for ChargePoint to sell equity or equity-related securities in the future at a time and at a price that ChargePoint might otherwise desire. In addition, issuances of any shares of ChargePoint Common Stock sold pursuant to the ATM Facility or any securities sold pursuant to the Shelf Registration Statement will have a dilutive effect on our existing stockholders.
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

Table of Content
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
ChargePoint may need to raise additional capital in the future to further scale its business, expand to additional markets or repay or refinance its existing indebtedness when due, including its 2028 Convertible Notes. ChargePoint may raise additional funds through the issuance of equity, equity-related or debt securities, or through obtaining credit from government or financial institutions. ChargePoint cannot be certain that additional funds will be available on favorable terms when required, or at all. In addition, if ChargePoint cannot raise additional funds when needed, its financial condition, results of operations, business and prospects could be materially and adversely affected. If ChargePoint raises funds through the issuance of debt securities or through loan arrangements, the terms of such arrangements could require significant interest payments or contain covenants that restrict ChargePoint’s business, or other unfavorable terms, any of which could materially adversely affect ChargePoint’s business.
ChargePoint has incurred substantial indebtedness that may decrease its business flexibility, access to capital, and/or increase its borrowing costs, and ChargePoint may still incur substantially more debt, which may adversely affect its operations and financial results.
In April 2022, ChargePoint originally issued the 2028 Convertible Notes and in July 2023, ChargePoint entered into the 2027 Revolving Credit Facility. The indenture for the 2028 Convertible Notes includes a restrictive covenant that, subject to specified exceptions, limits the ability of ChargePoint and its subsidiaries to incur secured debt in excess of $750.0 million. In addition, the indenture includes customary terms and covenants, including certain events of default, after which the holders may accelerate the maturity of the 2028 Convertible Notes and declare 100% of the principal of, and accrued and unpaid interest, if any, on, the 2028 Convertible Notes to become due and payable immediately. As an example, ChargePoint’s inability to satisfy the continuous listing standards of the NYSE and becoming delisted from the NYSE could permit the holders to accelerate the maturity date of the 2028 Convertible Notes (see also “Risks Related to Ownership of ChargePoint’s Securities—If ChargePoint fails to regain compliance with the listing standards of the New York Stock Exchange, it could result in the delisting of ChargePoint’s Common Stock and adversely affect the market price and liquidity of ChargePoint’s Common Stock.” for more detail).
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

Table of Content
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
•sales of shares of ChargePoint’s Common Stock into the market;
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
•general economic, political and market conditions, including those resulting from the ongoing conflict between Russia and Ukraine, conflicts in the Middle East, rising political tensions with China and increased trade restrictions by governmental and private entities; and
•failure to regain compliance with the listing standards of the NYSE.

Table of Content
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
ChargePoint is currently, and may in the future become, the target of securities class actions or stockholder derivative claims. Securities-related class action litigation has often been brought against companies as the result of volatility experienced in the market price of their securities. This risk is especially relevant for ChargePoint as it experiences significant stock price volatility in connection with the expansion of the developing electric vehicle charging infrastructure market and introduction of new products. Volatility in ChargePoint’s stock price and other matters affecting ChargePoint’s business and operations has, and may in the future, subject ChargePoint to actual and threatened securities class actions or stockholder derivative claims. For example, on November 29, 2023, a class action lawsuit alleging violations of federal securities laws was filed against ChargePoint and certain of its former officers, and a second class action lawsuit was filed on January 22, 2024. In May 2024, the U.S. District Court for the Northern District of California consolidated the class actions into one action captioned Khan v. ChargePoint Holdings, Inc., et al. The complaint alleges that ChargePoint and certain of its former officers made materially false and misleading statements in violation of Section 10(b) and Rule 10(b)-5 of the Securities and Exchange Act regarding, (1) ChargePoint’s handling of supply chain disruptions; (2) ChargePoint’s revenue; and (3) the value of ChargePoint’s inventory. The plaintiffs also allege that ChargePoint and certain of its former officers engaged in a scheme to prematurely recognize revenue in violation of Sections 10(a) and (c) of the Securities and Exchange Act. Derivative actions have been filed in the U.S. District Court for the District of Delaware and the U.S. District Court for the Northern District of California against ChargePoint’s board of directors and certain of its former officers, alleging that they breached their fiduciary duties to ChargePoint in connection with the same alleged events and alleged materially false and misleading statements asserted in the class action described above. In connection with the class action, ChargePoint could be forced to make significant payments to or other settlements with its stockholders and their lawyers that are outside of ChargePoint’s insurance coverage, and such payments or settlement arrangements could have a material adverse effect on ChargePoint’s business, operating results or financial condition. In addition, ChargePoint’s involvement in these matters, as well as any future litigation or other administrative proceedings could cause ChargePoint to incur substantial expenses and could significantly divert the time and attention of ChargePoint’s management. Any public announcements related to litigation or administrative proceedings initiated or threatened against ChargePoint could cause its stock price to decline. See Note 7, Commitments and Contingencies in Part II, Item 8, “Financial Statements” of this Annual Report on Form 10-K, under “Legal Proceedings” for more information related to ChargePoint’s existing securities class action and stockholder derivative actions.
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
ChargePoint’s ability to make scheduled payments of the principal of, to pay interest on, or to refinance its indebtedness, including the amounts payable under the 2028 Convertible Notes and any amounts draw under the 2027 Revolving Credit Facility, depends on its future performance, which is subject to economic, financial, competitive, and other factors beyond its control. ChargePoint’s business may not generate cash flow from operations in the future sufficient to service its indebtedness and make necessary capital expenditures. Interest on the 2028 Convertible Notes is payable semi-annually in arrears on April 1 and October 1, and the 2028 Convertible Notes will mature on April 1, 2028, unless redeemed, repurchased or converted in accordance with their terms prior to such date. While ChargePoint can elect to make any interest payment in cash, paid in kind through an increase in the principal amount of the 2028 Convertible Notes, referred to as PIK Interest, or any combination thereof, to the extent ChargePoint elects PIK Interest, the 2028 Convertible Notes bear interest at a rate of 8.50% per annum, compared to 7.00% per annum to the extent paid in cash. For the interest period from April 1 through October 1, 2024, ChargePoint elected the option of paying PIK Interest which increased the effective interest rate payable on the 2028 Convertible Notes, increased the capitalized principal amount of the 2028 Convertible Notes and may increase dilution to ChargePoint’s stockholders to the extent the 2028 Convertible Notes are converted into shares of Common Stock pursuant to their terms. See Note 6, Debt in Part II, Item 8, “Financial Statements” of this Annual Report on Form 10-K, under “2028 Convertible Notes” for more information related to ChargePoint’s election of PIK Interest payments.
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

Table of Content
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

Table of Content
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
As of January 31, 2025, the warrants to purchase Legacy ChargePoint common stock (the “Legacy Warrants”) were exercisable for 34,499,436 shares of Common Stock. Any shares of ChargePoint’s Common Stock issued upon exercise of Legacy Warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of ChargePoint’s Common Stock.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity
Risk Management Strategy and Framework
ChargePoint relies on critical internal and third-party information technology systems, including its ChargePoint Platform, mobile applications, networked charging systems and network operating system, to deliver its products and services to charging station owners and EV drivers. In addition, ChargePoint stores and maintains personal, confidential and private information, including

Table of Content
information related to its customers, vendors, mobile application users and employees. ChargePoint refers to the foregoing as its “IT Infrastructure and Confidential Information.”
To safeguard the privacy and security of ChargePoint’s IT Infrastructure and Confidential Information, ChargePoint has implemented a nine-point information security management program designed to identify cybersecurity threats, assess risks, implement remediation measures, and to support internal or external reporting, as set forth below:
•Product & Application Security – focuses on building capabilities to detect, mitigate, and monitor security risks to ChargePoint’s hardware (networked charging stations, embedded devices, and telematics devices) and software (ChargePoint Platform, web and mobile) products. ChargePoint conducts internal and external penetration tests, scans code and runs an active bug bounty program to detect security flaws within its architecture, design, and product components. ChargePoint’s comprehensive risk management plan then associates identified findings to ChargePoint’s risk mitigation roadmaps;
•ChargePoint Platform & IT Infrastructure Security – focuses on detecting, mitigating, and monitoring risks to ChargePoint’s critical information technology and cloud infrastructure that supports its network and products. ChargePoint has configured tools to continuously scan its cloud infrastructure operating systems, containers, and code pipeline to detect vulnerabilities and software flaws, which are then remediated through its patch management program;
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
•Security Compliance – focuses on complying with applicable cybersecurity regulatory requirements and continuously monitoring the ChargePoint network environment to detect and mitigate non-compliance. ChargePoint engages external auditors and consultants to assess its information security management program as well as compliance with standards. As of January 2025, ChargePoint’s information security management programs have been certified as compliant with the ISO: 27001, SOC 2 Type 2, PCI DSS standards and with the Federal Risk and Authorization Management Program (FedRAMP);
•End User Security Risks – focuses on building capabilities to detect, monitor and mitigate security risks that arise from negligence and malicious insider intent. In addition to securing endpoints and their access to ChargePoint’s network environment, ChargePoint implements an active cybersecurity training and awareness program for its workforce which includes cybersecurity awareness training for all employees during onboarding and then annually thereafter. Similarly, each employee that has access to ChargePoint’s payment processing information technology environment or dedicated federal cloud environment are provided specific PCI DSS and FedRAMP awareness training prior to being granted such access and annually thereafter. ChargePoint also conducts annual phishing tests and leverages internal public forums such as townhalls, slack channels, and email newsletters to provide guidance and keep employees updated on the latest cybersecurity threats, trends, and attacks;
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

Table of Content
Cybersecurity Leadership and Management
ChargePoint’s information security management programs are designed and implemented by its Chief Information Security Officer (CISO). ChargePoint’s management team, including its information technology (IT) management team, is responsible for assessing and managing its material risks from cybersecurity threats. The IT management team has primary responsibility for ChargePoint’s overall cybersecurity risk management program and supervises both its internal cybersecurity personnel and retained external cybersecurity consultants. ChargePoint’s IT management team has certifications from various organizations, such as CISSP (Certified Information Security Professional), CEH (Certified Ethical Hacker), CIPP (Certified Information Privacy Professional), CIPM (Certified Information Privacy Manager), OSCE (Offensive Security Certified Expert) and CISA (Certified Information Systems Auditor).
ChargePoint’s IT Infrastructure and Confidential Information is managed and secured across functional reporting lines with segregated duties for responsible individuals for (1) cloud security, SOC, and individual access management, (2) governance, risk, compliance and privacy, (3) product security, and (4) infrastructure. ChargePoint’s risk assessment methodology implements continuous reporting requirements of ChargePoint’s cybersecurity risk management performance, which includes (i) a quarterly risk program status report to ChargePoint’s CISO and (ii) executive reports by the CISO on ChargePoint’s cybersecurity risk posture to executive leadership no less than every six months.
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
Number of Common Stockholders
As of March 19, 2025, there were approximately 335 holders of record of ChargePoint’s Common Stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
The graph below matches ChargePoint Holdings, Inc.'s cumulative total shareholder return on Common Stock with the cumulative total returns of the S&P Midcap 400 index, the S&P Application Software index, and the S&P 500 Technology Hardware, Storage & Peripherals index. The graph tracks the performance of a $100 investment in ChargePoint's Common Stock and in each index (with the reinvestment of all dividends) from January 31, 2020 to January 31, 2025.

The stock price performance included in this graph is not necessarily indicative of future price performance.

Table of Content

Company/Index	January 31, 2020	January 31, 2021	January 31, 2022	January 31, 2023	January 31, 2024	January 31, 2025
ChargePoint Holdings, Inc.	$100.00	$380.60	$138.50	$121.40	$19.00	$9.62
S&P Midcap 400	$100.00	$118.46	$135.11	$138.27	$144.87	$174.39
S&P Application Software	$100.00	$132.23	$148.79	$117.74	$180.58	$196.87
S&P 500 Technology Hardware, Storage & Peripherals	$100.00	$167.25	$223.42	$185.47	$237.41	$299.78
Item 6. [Reserved.]
Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis provides information which ChargePoint’s management believes is relevant to an assessment and understanding of ChargePoint’s consolidated results of operations and financial condition. ChargePoint’s fiscal year ends on January 31. References to fiscal years 2025, 2024, and 2023, relate to the fiscal years ended January 31, 2025, January 31, 2024, and January 31, 2023, respectively. This section of this Form 10-K discusses fiscal year 2025 and 2024 items and year-to-year comparisons between fiscal year 2025 and 2024. Discussions of fiscal year 2023 items and year-over-year comparisons between fiscal year 2024 and fiscal year 2023 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K filed on April 1, 2024. The discussion should be read together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. ChargePoint’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” included under Part I, Item 1A.
Overview
ChargePoint designs, develops and markets networked electric vehicle (“EV”) charging system infrastructure (“Networked Charging Systems”) connected through cloud-based services (the “ChargePoint Platform”) which (i) enable charging systems owners, charge point operators (“CPOs”) or hosts, to manage their Networked Charging Systems, and (ii) enable drivers to locate, reserve and authenticate Networked Charging Systems and to transact EV charging sessions on those systems. ChargePoint’s Networked Charging Systems, subscriptions and other offerings provide an open platform that integrates with system hardware from ChargePoint and other manufacturers, connecting systems over an intelligent network that provides real-time information about charging sessions and full control, support and management of the Networked Charging Systems. This network provides multiple web-based portals for charging system owners, fleet managers, drivers and utilities.
ChargePoint generates revenue primarily through the sale of Networked Charging Systems, subscriptions to the ChargePoint Platform and extended parts and labor warranties (“Assure”). The Company also generates revenue, in some instances, by providing customers use of ChargePoint’s owned and operated Networked Charging Systems, ChargePoint Platform and Assure into a single multi-year or annual subscription (“ChargePoint as a Service” or “CPaaS”). Each of ChargePoint Platform, Assure and CPaaS is typically paid for upfront and revenue is recognized ratably over the term of the subscription period.
ChargePoint targets three key verticals: commercial, fleet and residential. Commercial customers have parking places largely within their workplaces and include retail, hospitality, healthcare, fueling and convenience and parking lot operators. Fleet includes municipal buses, delivery and work vehicles, port/airport/warehouse and other industrial applications, ride-sharing services, and is expected to eventually include autonomous transportation. Residential includes single family homes and multifamily residences.
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
Since its inception in 2007, ChargePoint has been engaged in developing and marketing its Networked Charging Systems, subscriptions and other offerings, raising capital and recruiting personnel. ChargePoint has incurred net operating losses and negative cash flows from operations in every year since its inception. As of January 31, 2025 and 2024, ChargePoint had an accumulated deficit of $1,891.4 million and $1,614.4 million, respectively. ChargePoint has funded its operations primarily from customer payments, the

Table of Content
issuance of common stock, redeemable convertible preferred stock and convertible notes, exercise proceeds from options and warrants, borrowings under loan facilities and proceeds from the Reverse Recapitalization.
Recent Developments
September 2023 Reorganization
In September 2023, the Company implemented a reorganization plan to reduce its operating expenses and increase efficiencies (the “September 2023 Reorganization”). The Reorganization entailed a reduction in force of approximately 10% of the Company’s global workforce at the time, and other actions to reduce expenses. During the twelve months ended January 31, 2024, the Company incurred $15.6 million of employee severance, termination and employment-related exit cost, as well as accelerated depreciation of right-of-use assets and other facilities and contract termination charges. As of January 31, 2025, restructuring-related liabilities were $0.3 million. The majority of the remaining restructuring-related liabilities, which includes employee severance and benefits and facilities-related exit costs, will be disbursed in fiscal 2026.
January 2024 Reorganization
In January 2024, the Company implemented an additional reorganization plan to reduce its operating expenses and further increase efficiencies (the “January 2024 Reorganization”). The January 2024 Reorganization entailed a reduction in force of approximately 12% of the Company’s global workforce and other actions to reduce expense. During the twelve months ended January 31, 2024, the Company incurred $9.9 million of employee severance, termination and employment-related exit costs and $2.7 million of facility exit costs, including impairment charges and accelerated depreciation of right-of-use assets. As of January 31, 2025, restructuring-related liabilities were $1.2 million. These remaining restructuring-related liabilities, which primarily includes employee severance and benefits, will be disbursed in fiscal 2026.
September 2024 Reorganization
In September 2024, the Company implemented a reorganization plan to reduce its operating expenses and further increase efficiencies (the “September 2024 Reorganization”). The September 2024 Reorganization entailed a reduction in force of approximately 15% of the Company’s global workforce and other actions to reduce expense. During the twelve months ended January 31, 2025, the Company incurred $9.8 million of employee severance, termination and employment-related exit costs. As of January 31, 2025, restructuring-related liabilities were $0.4 million. These remaining restructuring-related liabilities, which primarily includes employee severance and benefits, will be disbursed in fiscal 2026.
For more information related to the September 2023 Reorganization, January 2024 Reorganization and September 2024 Reorganization, refer to Note 14, Restructuring, in the notes to the consolidated financial statements included in this Annual Report.

New York Stock Exchange Delisting Notice

On February 19, 2025, ChargePoint received a notification letter from the New York Stock Exchange (“NYSE”) that it is not in compliance with Section 802.01C of the NYSE Listed Company Manual (the “Bid Price Requirement”) because the average closing price of the Company’s common stock was less than $1.00 over a consecutive 30 trading-day period. The Company can regain compliance at any time within the six-month period following receipt of the NYSE's notice or until August 19, 2025 (the “Compliance Date”), if on the last trading day of any calendar month prior to the Compliance Date, the Company has (i) a closing share price of at least $1.00 and (ii) an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. The notification received from the NYSE has no immediate effect on ChargePoint’s NYSE listing. ChargePoint’s Common Stock will continue to be listed and trade on the NYSE at this time, subject to ChargePoint’s ongoing compliance with the NYSE's other continued listing standards.For additional information concerning the delisting notice, see the Risk Factors in Part 1, Item 1A of this Annual Report on Form 10-K entitled, “Risks Related to Ownership of ChargePoint’s Securities--If ChargePoint fails to regain compliance with the listing standards of the New York Stock Exchange it could result in the delisting of ChargePoint’s Common Stock and adversely affect the market price and liquidity of ChargePoint’s Common Stock.”

Key Factors Affecting Operating Results
ChargePoint believes its performance and future success depend on several factors that present significant opportunities for it but also pose risks and challenges, including those discussed below:

Table of Content
Growth in EV Adoption
ChargePoint believes its revenue growth is tied to the number of passenger and commercial EVs sold, which it believes drives the demand for EV charging infrastructure. The market for EVs is still rapidly evolving and although demand for EVs has grown in recent years, the rate of EV sales is highly volatile and there is no guarantee of future demand for EV sales. Factors impacting the adoption of EVs include but are not limited to: perceptions about EV features, quality, safety, performance and cost; perceptions about the limited range over which EVs may be driven on a single battery charge; volatility in the cost of oil and gasoline; availability of services for EVs; consumers’ perception about the convenience, reliability and cost of charging EVs; and increases in fuel efficiency of internal combustion engine vehicles. Further, numerous EV auto manufacturers have announced delays in or modified their previously announced plans to migrate their manufacturing production to be solely or primarily EVs. In addition, macroeconomic factors, including reduction or elimination of governmental mandates and incentives and the impact of higher interest rates, inflation, tariffs and any potential economic recession, could impact demand for EVs, particularly since they can be more expensive to purchase than traditional gasoline-powered vehicles. Further, geopolitical factors, such as the ongoing conflict between Russia and Ukraine, conflicts in the Middle East, conflicts between the United States and China or between China and Taiwan may negatively impact the global automotive supply chain and reduce the manufacturing of automobiles, including EVs. If the market for EVs does not develop as expected, if there is any slow-down or delay in overall EV adoption, or if auto manufacturers delay their EV manufacturing rates or eliminate their plans to transition to predominately EV manufacturing, the rate of EV adoption may be adversely affected and the market for EV charging may not develop as a result and ChargePoint’s financial condition and results of operations could be materially and adversely impacted.
Macroeconomic Trends

ChargePoint has an international presence and as a result is subject to risks and uncertainties caused by significant events with macroeconomic impacts, including, but not limited to geopolitical events, including the ongoing Russia-Ukraine conflict, conflicts in the Middle East, rising political tensions with China, increases in inflation and interest rates, monetary policy changes, financial services sector instability, recessions, global pandemics and foreign currency fluctuations. In addition, in February 2025, the United States announced the imposition of tariffs on certain goods imported from Canada, Mexico and China and has made announcements regarding the potential imposition of tariffs on goods imported from other countries. Impacted countries have and in the future may impose retaliatory tariffs, and such actions could give rise to an escalation of other trade measures by the countries subjected to such tariffs. While the application of certain previously announced tariffs has been delayed, there is no guarantee that the tariffs will not go into effect and there is the possibility that additional United States tariffs may be imposed on Canada, Mexico, China and other countries. Trade restrictions and increased tariffs between the United States and countries like Canada, Mexico and China may result in adverse economic conditions, increase the costs of goods sold and result in a recession or the threat of a recession. For example, the United States automotive manufacture industry is particularly sensitive to the impact of tariffs on the increased costs of manufacturing and selling vehicles, which may result in substantial increases to the cost of vehicles to consumers, including EVs. Because ChargePoint is substantially reliant on the increased adoption and sales of new EVs, if there is any downturn in the sales of EVs or consumers reduce their purchases of new EVs, either because the vehicles are more expensive or as the result of a general downturn in the overall economy as the result of the tariffs, ChargePoint’s customers may reduce their need for EV infrastructure development and ChargePoint’s business, financial results and results of operations may be harmed.
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
Competition

ChargePoint is currently a market leader in North America in commercial Level 2 Alternating Current (“AC”) charging. ChargePoint also offers AC chargers for use at home or multifamily settings and for fleet applications, and high-power Level 3 Direct Current (“DC”) chargers for fast urban charging, corridor or long-trip charging and fleet applications. ChargePoint intends to expand its market share over time in its product categories, leveraging the network effect of its products and ChargePoint Platform. Existing competitors may expand their product offerings and sales strategies, and new competitors may enter the market. Historically, ChargePoint has sold its Networked Charging Systems and charger management system (“CMS” or “CMS Services”) as an integrated “full-stack” offering, providing its customers with a sole-source solution for their EV charging needs, especially in the United States. Recently, ChargePoint has seen an increase in the frequency of customers seeking to disaggregate their networked charging solutions and to implement independent hardware and charging management software solutions, particularly for national or global commercial retailers and large fleet operators. While ChargePoint enables Networked Charging System owners to choose ChargePoint’s CMS Services and select their choice of third-party hardware, there is no guarantee that this distributed sales model will be successful. If ChargePoint’s market share decreases due to increased competition, or if ChargePoint is unable to compete with a disaggregated EV charging solutions sales model, its financial condition and results of operations may be materially and adversely impacted. Furthermore, ChargePoint’s success could be negatively impacted if consumers and businesses choose other types of alternative fuel vehicles or high fuel-economy gasoline powered vehicles.

Table of Content
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
Government Mandates, Incentives and Programs

The U.S. federal government, certain foreign governments and some state and local governments provide incentives to end users and purchasers of EVs and EV infrastructure in the form of rebates, tax credits and other financial incentives. The U.S. federal government, and some foreign and state governments, have proposed changing or ending these incentives. These proposals create uncertainty and if adopted and implemented may have a material adverse impact on the EV market, which benefits from these financial incentives to significantly lower the effective price of EVs and EV charging stations to customers.

For example, the Infrastructure Investment and Jobs Act signed into law on November 15, 2021 provided additional funding for EVs and EV charging infrastructure through the creation of new programs and grants and the expansion of existing programs, including the $7.5 billion National Electric Vehicle Infrastructure (“NEVI”) Program for EV charging along highway corridors. On February 6, 2025, the Federal Highway Administration (“FHWA)”) published a memo indicating new guidance for NEVI will be issued in the spring of 2025, which may change program requirements, state plans, and qualifications for future awards. In addition, the Inflation Reduction Act of 2022 (the “IRA”) signed into law on August 16, 2022 includes numerous incentives and tax credits aimed at reducing the effects of climate change, such as the extension and increase of the EV charging infrastructure tax credits under Section 30C and tax credits for EVs under Section 30D of the Internal Revenue Code of 1986, as amended (the “Code”) through 2032. In January 2025, President Trump directed review of these incentives through an executive order, and Congress may take action to change or revoke the IRA incentives and tax credits, including those available under Section 30C and Section 30D of the Code. Any other reduction in rebates, tax credits or other financial incentives for EVs or EV charging stations could materially reduce the demand for EVs and ChargePoint’s solutions and, as a result, may adversely impact ChargePoint’s business and expansion potential.
Results of Operations and Its Components

Financial results for the year ended January 31, 2025 in this report differ from those included in our earnings release issued on March 5, 2025 in that the earnings did not reflect $5.8 million impact on interest expense related to PIK Interest fair value that we identified subsequent to the issuance of our earnings release. For more information related to the 2028 Convertible Notes, refer to Note 6, Debt, in the notes to the consolidated financial statements included in this Annual Report.

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

Table of Content
Subscriptions
Subscriptions revenue consists of revenue from ChargePoint Platform software as a service, Assure extended maintenance plans, and CPaaS, which combines the customer’s use of ChargePoint’s owned and operated systems with CMS and Assure programs into a single, typically multi-year subscription.
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

	For the Year Ended January 31,			Change
	2025	2024	2023	2025 vs 2024		2024 vs 2023
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Networked Charging Systems	$234,802	$360,822	$363,622	$(126,020)	(34.9)%	$(2,800)	(0.8)%
Percentage of total revenue	56.3%	71.2%	77.7%
Networked Charging Systems revenue decreased for fiscal year ended January 31, 2025 compared to fiscal year ended January 31, 2024, primarily due to lower volume of Networked Charging systems delivered across all of ChargePoint’s product families, with the most significant decline in the DC product families.

	For the Year Ended January 31,			Change
	2025	2024	2023	2025 vs 2024		2024 vs 2023
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Subscriptions	$144,325	$120,445	$85,296	$23,880	19.8%	$35,149	41.2%
Percentage of total revenue	34.6%	23.8%	18.2%
Subscriptions revenue increased for the fiscal year ended January 31, 2025 compared to fiscal year ended January 31, 2024 primarily due to the growth in the number of ChargePoint Platform subscriptions and Assure subscriptions for Networked Charging Systems connected to ChargePoint’s network.

	For the Year Ended January 31,			Change
	2025	2024	2023	2025 vs 2024		2024 vs 2023
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Other revenue	$37,956	$25,372	$19,176	$12,584	49.6%	$6,196	32.3%
Percentage of total revenue	9.1%	5.0%	4.1%
Other revenue increased for the fiscal year ended January 31, 2025 compared to fiscal year ended January 31, 2024 primarily due to the increase in charging session volume at networked charging systems.

Table of Content
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

	For the Year Ended January 31,			Change
	2025	2024	2023	2025 vs 2024		2024 vs 2023
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Cost of Networked Charging Systems revenue	$223,351	$386,149	$318,628	$(162,798)	(42.2)%	$67,521	21.2%
Percentage of total revenue	53.6%	76.2%	68.1%
Cost of Networked Charging Systems revenue decreased during the fiscal year ended January 31, 2025 compared to fiscal year ended January 31, 2024 primarily due to a year-over-year decline in the number of Networked Charging Systems delivered and the absence of the $70.0 million inventory impairment charges recorded in fiscal year ended January 31, 2024.

	For the Year Ended January 31,			Change
	2025	2024	2023	2025 vs 2024		2024 vs 2023
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Cost of Subscriptions revenue	$71,218	$73,595	$51,416	$(2,377)	(3.2)%	$22,179	43.1%
Percentage of total revenue	17.1%	14.5%	11.0%
Cost of subscriptions revenue marginally decreased for fiscal year ended January 31, 2025 compared to fiscal year ended January 31, 2024.

	For the Year Ended January 31,			Change
	2025	2024	2023	2025 vs 2024		2024 vs 2023
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Cost of Other Revenue	$21,833	$16,777	$12,117	$5,056	30.1%	$4,660	38.5%
Percentage of total revenue	5.2%	3.3%	2.6%
Cost of other revenue increased for the fiscal year ended January 31, 2025 compared to fiscal year ended January 31, 2024 primarily due to higher driver-related processing costs on Networked Charging Stations.

Table of Content
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

	For the Year Ended January 31,			Change
	2025	2024	2023	2025 vs 2024		2024 vs 2023
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Gross Profit	$100,681	$30,118	$85,933	$70,563	234.3%	$(55,815)	(65.0)%
Gross Margin	24.1%	5.9%	18.4%
Gross profit increased for the fiscal year ended January 31, 2025 compared to fiscal year ended January 31, 2024 primarily due to the growing gross profits from subscriptions driven by ChargePoint expanding its Networked Charging Systems, and the absence of the $70.0 million inventory impairment charges recorded in fiscal year ended January 31, 2024, partially offset by the lower volume of Networked Charging Systems delivered.
Gross margin increased for the fiscal year ended January 31, 2025 compared to fiscal year ended January 31, 2024 primarily due to the absence of the $70.0 million inventory impairment charges recorded in fiscal year ended January 31, 2024.
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

	For the Year Ended January 31,			Change
	2025	2024	2023	2025 vs 2024		2024 vs 2023
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Research and Development Expenses	$141,276	$220,781	$194,957	$(79,505)	(36.0)%	$25,824	13.2%
Percentage of total revenue	33.9%	43.6%	41.6%
Research and development expenses decreased during the fiscal year ended January 31, 2025 compared to fiscal year ended January 31, 2024 primarily due to the Company’s reorganization plans resulting in decreases of $42.5 million in payroll related expenses (see Note 14, Restructuring, in the notes to the consolidated financial statements included in this Annual Report for more details), a decrease of $16.9 million in engineering materials and services costs, decrease of $13.9 million in stock-based compensation expenses, and decrease of $5.8 million in other operating expenses.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of salaries and related personnel expenses, including stock-based compensation, sales commissions, professional services fees, travel, marketing and promotional expenses, bad debt expenses, and allocated facilities and information technology expenses.

Table of Content
ChargePoint expects its sales and marketing expenses to decrease as a percentage of revenue as it continues to optimize its sales and marketing activities while expanding sales.

	For the Year Ended January 31,			Change
	2025	2024	2023	2025 vs 2024		2024 vs 2023
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Sales and marketing expenses	$130,890	$150,186	$142,392	$(19,296)	(12.8)%	$7,794	5.5%
Percentage of total revenue	31.4%	29.6%	30.4%
Sales and marketing expenses decreased during the fiscal year ended January 31, 2025 compared to fiscal year ended January 31, 2024 primarily due to the Company’s reorganization plans resulting in decrease of $9.1 million in payroll related expenses (see Note 14, Restructuring, in the notes to the consolidated financial statements included in this Annual Report for more details), decreases of $7.1 million in stock-based compensation expenses, $4.0 million in consulting expenses, and $3.8 million in marketing and travel expenses, partially offset by an increase of $4.7 million in allowance for credit loss.
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
ChargePoint expects its general and administrative expenses to decrease as a percentage of revenue as it continues to optimize its operations.

	For the Year Ended January 31,			Change
	2025	2024	2023	2025 vs 2024		2024 vs 2023
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
General and administrative expenses	$81,514	$109,102	$90,366	$(27,588)	(25.3)%	$18,736	20.7%
Percentage of total revenue	19.5%	21.5%	19.3%
General and administrative expenses decreased during the fiscal year ended January 31, 2025 compared to fiscal year ended January 31, 2024, primarily due to the Company’s reorganization plans resulting in decreases of $19.7 million in stock-based compensation expenses, and $8.7 million in payroll related expenses, (see Note 14, Restructuring, in the notes to the consolidated financial statements included in this Annual Report for more details), as well as a decrease of $7.0 million in consulting expenses, partially offset by an increase of $7.9 million in other non-recurring operating expenses.
Interest Income
Interest income consists primarily of interest earned on ChargePoint’s cash, cash equivalents and short-term investments.

	For the Year Ended January 31,			Change
	2025	2024	2023	2025 vs 2024		2024 vs 2023
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Interest income	$8,347	$9,603	$5,534	$(1,256)	(13.1)%	$4,069	73.5%
Percentage of total revenue	2.0%	1.9%	1.2%
Interest income decreased $1.3 million during fiscal year ended January 31, 2025 compared to fiscal year ended January 31, 2024, primarily due to lower balances of interest-bearing investments.
Interest Expense
Interest expense consists primarily of the interest on ChargePoint’s 2028 Convertible Notes that were originally issued in April 2022, and amended in October 2023, which are described more completely below in Liquidity and Capital Resources.

Table of Content

	For the Year Ended January 31,			Change
	2025	2024	2023	2025 vs 2024		2024 vs 2023
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Interest expense	$(24,653)	$(16,273)	$(9,434)	$(8,380)	51.5%	$(6,839)	72.5%
Percentage of total revenue	(5.9)%	(3.2)%	(2.0)%
Interest expense increased during the fiscal year ended January 31, 2025 compared to fiscal year ended January 31, 2024 primarily due to increased interest rate on the 2028 Convertible Notes after the amendment in October 2023. For more information, see Note 6, Debt, in the notes to consolidated financial statements included in this Annual Report.
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign currency transaction gains and losses.

	For the Year Ended January 31,			Change
	2025	2024	2023	2025 to 2024		2024 to 2023
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Other income (expense), net	$(3,389)	$(1,009)	$(1,569)	$(2,380)	n.m.*	$560	(35.7)%
Percentage of total revenue	(0.8)%	(0.2)%	(0.3)%
* not meaningful

Other expense, net increased during the fiscal year ended January 31, 2025 as compared to the fiscal year ended January 31, 2024 due to unfavorable changes in foreign exchange rates.
Provision for (Benefit from) Income Taxes
ChargePoint’s provision for (benefit from) income taxes consists of federal, state and foreign income taxes based on enacted federal, state and foreign tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. Due to the level of historical losses, ChargePoint maintains a valuation allowance against U.S. federal and state deferred tax assets as it has concluded it is more likely than not that these deferred tax assets will not be realized.

	For the Year Ended January 31,			Change
	2025	2024	2023	2025 to 2024		2024 to 2023
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Provision for (benefit from) income taxes	$4,372	$(21)	$(2,167)	$4,393	n.m.*	$2,146	(99.0)%
Percentage of loss before provision (benefit) for income taxes	(1.6)%	—%	0.6%
* not meaningful

The provision for (benefit from) income taxes increased during the fiscal year ended January 31, 2025 as compared to fiscal year ended January 31, 2024 primarily due to reserves for uncertain tax positions.
Liquidity and Capital Resources
Sources of Liquidity
Historical Sources of Liquidity
ChargePoint has incurred net losses and negative cash flows from operations since its inception, which it anticipates will continue for the foreseeable future. To date, ChargePoint has funded its business and past acquisitions primarily with proceeds from the issuance of common stock, redeemable convertible preferred stock, proceeds from the Merger, proceeds from warrant and option exercises for cash, convertible debt and from customer payments. As of January 31, 2025 and 2024, ChargePoint had cash and cash equivalents and restricted cash of $225.0 million and $357.8 million, respectively. ChargePoint believes that its cash on hand and cash generated from sales to customers will satisfy its working capital and capital requirements for at least the next twelve months.

Table of Content
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
For additional details on the Notes Amendment and the 2028 Convertible Notes refer to Note 6, Debt, in ChargePoint’s notes to consolidated financial statements in this Annual Report.
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
As of January 31, 2025, the Borrower had no borrowings outstanding or letters of credit under the 2027 Revolving Credit Facility and, as a result, had a borrowing capacity of up to $150.0 million.
For additional details on the 2027 Revolving Credit Facility refer to Note 6, Debt, in ChargePoint’s notes to consolidated financial statements in this Annual Report.
Shelf Registration and ATM Facility
On July 1, 2022, ChargePoint filed a registration statement on Form S-3 (File No. 333-265986) with the SEC (that was declared effective by the SEC on July 12, 2022), which permits ChargePoint to offer up to $1.0 billion of shares of Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time (the “Shelf Registration Statement”). As part of the Shelf Registration Statement, ChargePoint filed a prospectus supplement registering for sale from time to time up to $500.0 million shares of Common Stock pursuant to a sales agreement (the “ATM Facility”). During the fiscal year ended January 31, 2025, the Company sold a total of 8,318,293 shares of its Common Stock pursuant to the ATM Facility for total proceeds of $10.2 million, net of $0.1 million of issuance costs. As of January 31, 2025, $151.2 million of shares of Common Stock remained available for sale pursuant to the ATM Facility.
Long-Term Liquidity Requirements
ChargePoint has incurred net losses and negative cash flows from operations since inception. Until ChargePoint can generate sufficient revenue to cover its cost of sales, operating expenses, working capital and capital expenditures, it expects to primarily fund cash needs through a combination of equity and debt financing. ChargePoint may borrow funds on terms that may include restrictive covenants, such as the restrictive covenants included in the 2027 Revolving Credit Facility, including covenants that restrict the operation of its business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. ChargePoint may continue to opportunistically seek access to additional funds through public or private equity offerings or debt financings, including through potential sales of Common Stock under its ATM Facility and drawing down amounts under the 2027 Revolving Credit Facility. If ChargePoint raises funds by issuing equity securities or debt securities convertible into equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of Common Stock. If ChargePoint raises funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of Common Stock. The terms of debt securities or borrowings could impose significant restrictions on ChargePoint’s operations and expose ChargePoint to enhanced risks associated with rising interest rates and elevated inflation. The capital markets have in the past, and may in the future, experience periods of higher volatility that could impact the availability and cost of equity and debt financing.

Table of Content
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
Cash Flows
For the Fiscal Years Ended January 31, 2025, 2024 and 2023
The following table sets forth a summary of ChargePoint’s cash flows for the periods indicated:

	Year Ended January 31,
	2025	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(146,947)	$(328,941)	$(267,049)
Investing activities	(12,073)	85,576	(126,154)
Financing activities	28,538	306,524	372,859
Effects of exchange rates on cash, cash equivalents, and restricted cash	(2,357)	89	(729)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(132,839)	$63,248	$(21,073)
Net Cash Used in Operating Activities
During the year ended January 31, 2025, net cash used in operating activities was $146.9 million, consisting primarily of a net loss of $277.1 million, and a decrease in net operating assets of $17.5 million, partially offset by non-cash charges of $147.6 million. The non-cash charges consisted primarily of $75.7 million of stock-based compensation expense, $32.4 million of depreciation and amortization expenses, and amortization of deferred contract acquisition costs, $26.9 million of reserves and other costs, $9.1 million non-cash interest expenses, and $3.5 million of non-cash operating lease costs. The change in operating assets and liabilities was mainly driven by a decrease in accounts payable, operating lease liabilities and accrued and other liabilities of $29.3 million and an increase in inventory of $17.0 million, partially offset by a decrease in accounts receivable, net, of $17.4 million, an increase in deferred revenue of $9.2 million and a decrease in prepaid expenses and other assets of $2.3 million.
During the year ended January 31, 2024, net cash used in operating activities was $328.9 million, consisting primarily of a net loss of $457.6 million, and a decrease in net operating assets of $102.8 million, partially offset by non-cash charges of $231.5 million. The non-cash charges consisted primarily of $117.3 million of stock-based compensation expense, $70.0 million of inventory impairment and non-cash charges, $31.3 million of depreciation, and amortization expense and amortization of deferred contract acquisition costs, $8.4 million of reserves and other costs, and $4.3 million of non-cash operating lease costs. The change in operating assets and liabilities was mainly driven by an increase in inventory of $173.7 million and decrease in accounts payable, operating lease liabilities and accrued and other liabilities of $5.5 million, partially offset by a decrease in accounts receivable, net, of $36.5 million, an increase in deferred revenue of $32.8 million and a decrease in prepaid expenses and other assets of $7.0 million.
Net Cash Provided By (Used In) Investing Activities
During the year ended January 31, 2025, net cash used in investing activities was $12.1 million due to purchases of property and equipment.
During the year ended January 31, 2024, net cash provided by investing activities was $85.6 million consisting of cash received from maturities of short-term investments of $105.0 million, offset by purchases of property and equipment of $19.4 million.

Table of Content
Net Cash Provided by Financing Activities
During the year ended January 31, 2025, net cash provided by financing activities was $28.5 million, consisting of proceeds from the sale of common stock under the ATM Facility, net of commission and fees, of $10.2 million, change in driver funds and amounts due to customers of $7.8 million, and proceeds from the issuance of common stock under employee equity plans, net of tax withholdings, of $10.5 million.
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
Contractual Obligations and Commitments
ChargePoint’s material cash requirements include the following contractual obligations and commitments as of January 31, 2025. For more information regarding ChargePoint’s other contractual obligations, refer to Note 7, Commitments and Contingencies, to its notes to the consolidated financial statements included elsewhere in this Annual Report.
Operating Lease Obligations
ChargePoint has operating lease obligations for office spaces and data centers. As of January 31, 2025, ChargePoint had lease payment obligations of $23.1 million, with $5.9 million payable within twelve months.
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
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires ChargePoint to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, cost of revenue and expenses. The Company evaluates its estimates and assumptions on an ongoing basis, and bases its estimates on historical experience and on various other assumptions that ChargePoint believes to be reasonable under the circumstances, the results of which form the basis for the judgments ChargePoint makes about the carrying value of assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from these estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond ChargePoint’s control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on ChargePoint’s results of operations, financial position and statement of cash flows.
While ChargePoint’s significant accounting policies are described in more detail in Note 2, Summary of Significant Accounting Policies, to its consolidated financial statements included in Part II, Item 8 in this Annual Report, it believes the following accounting policies and estimates to be most critical to the preparation of its consolidated financial statements.
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

Table of Content
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
Areas of Judgment and Estimates
Determining whether the Networked Charging Systems, ChargePoint Platform, Assure and professional services are considered distinct performance obligations that should be accounted for separately or as a single performance obligation requires significant judgment. In reaching its conclusion, ChargePoint assesses the nature of each individual service offering and how the services are provided in the context of the contract, including whether the services are significantly integrated, which may require judgment based on the facts and circumstances of the contract.
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

Table of Content
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
Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on ChargePoint’s consolidated financial statements, see Part II, Item 8, Note 2, Summary of Significant Accounting Policies, of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding recently issued accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
ChargePoint is exposed to market risk for changes in interest rates. ChargePoint had cash and cash equivalents and restricted cash totaling $225.0 million as of January 31, 2025. Cash equivalents are invested primarily in money market funds. ChargePoint’s investment policy is focused on the preservation of capital and supporting its liquidity needs. Under the policy, ChargePoint historically invests in highly rated securities, issued by the U.S. government, and short duration or liquid money market funds. ChargePoint does not invest in financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments. ChargePoint utilizes external investment managers who adhere to the guidelines of its investment policy.

A hypothetical 10% change in interest rates would not have a material impact on the value of ChargePoint’s cash, cash equivalents and short-term investments. There was no material change in ChargePoint’s interest rate risk during fiscal year ended January 31, 2025 compared to fiscal year ended January 31, 2024.
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
Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies can impact ChargePoint’s net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 10% would not result in a material foreign currency loss on foreign-denominated balances, as of January 31, 2025. There was no material change in ChargePoint’s foreign currency risk during fiscal year ended January 31, 2025 compared to fiscal year ended January 31, 2024.
At this time, ChargePoint does not enter into financial instruments to hedge its foreign currency exchange risk, but it may in the future.

Table of Content
Item 8. Financial Statements and Supplementary Data

Table of Content
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ChargePoint Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of ChargePoint Holdings, Inc. and its subsidiaries (the “Company”) as of January 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended January 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition – Networked Charging Systems and Subscriptions

Table of Content

As described in Note 2 to the consolidated financial statements, the Company’s contracts with customers include promises to transfer multiple products and services, such as networked charging systems, software subscriptions, and extended maintenance. The Company’s revenue from networked charging systems and subscriptions was $234.8 million and $144.3 million for the year ended January 31, 2025, respectively. Management recognizes revenue from sales of networked charging systems upon shipment to distributors, resellers or direct sales customers as these customers obtain title and control over these products. Subscriptions revenue is recognized over time on a straight-line basis as the Company has a stand-ready obligation to deliver such services to the customer. When agreements involve multiple distinct performance obligations, the transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Management determines standalone selling price based on observable standalone selling price when it is available, as well as the price charged to customers, its discounting practices and its overall pricing objectives. In situations where pricing is highly variable, or a product is never sold on a stand-alone basis, management estimates the standalone selling price using the residual approach.

The principal consideration for our determination that performing procedures relating to networked charging systems and subscriptions revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition for networked charging systems revenue and subscriptions revenue.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over (i) the recognition of networked charging systems and subscriptions revenue once the performance obligation has been satisfied and (ii) the estimation of standalone selling prices. These procedures also included, among others, (i) testing revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as purchase orders, invoices, subsequent cash receipts, and proof of shipment; (ii) confirming a sample of outstanding customer invoice balances as of January 31, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as purchase orders, invoices, subsequent cash receipts, and proof of shipment; (iii) for a sample of networked charging systems revenue transactions before January 31, 2025, testing when control of the networked charging systems was transferred to the customer by obtaining and inspecting source documents, such as purchase order and proof of shipment; (iv) testing the relative allocation of the transaction price to individual performance obligation based on the standalone selling price for a sample of contracts; and (v) evaluating management’s estimates of the standalone selling price. Evaluating management’s estimates of standalone selling price included (i) testing management’s process for estimating the standalone selling price; (ii) evaluating the appropriateness of the observable standalone selling price and residual approach used by management; and (iii) testing the completeness and accuracy of underlying data used in the observable standalone selling price and residual approach.

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 28, 2025
We have served as the Company’s auditor since 2016.

Table of Content
ChargePoint Holdings, Inc.
Consolidated Balance Sheets
January 31, 2025 and 2024
(in thousands, except share and per share data)

	January 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$224,571	$327,410
Restricted cash	400	30,400
Accounts receivable, net of allowance of $20,100 as of January 31, 2025 and $14,000 as of January 31, 2024	95,906	124,049
Inventories	209,262	198,580
Prepaid expenses and other current assets	36,435	62,244
Total current assets	566,574	742,683
Property and equipment, net	35,361	42,446
Intangible assets, net	66,175	80,555
Operating lease right-of-use assets	14,680	15,362
Goodwill	207,540	213,750
Other assets	7,845	8,567
Total assets	$898,175	$1,103,363
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$64,050	$71,081
Accrued and other current liabilities	124,679	159,104
Deferred revenue	105,017	99,968
Total current liabilities	293,746	330,153
Deferred revenue, noncurrent	134,198	131,471
Debt, noncurrent	297,092	283,704
Operating lease liabilities	15,267	17,350
Deferred tax liabilities	12,036	11,252
Other long-term liabilities	8,365	1,757
Total liabilities	760,704	775,687
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock: $0.0001 par value; 1,000,000,000 shares authorized as of each of January 31, 2025 and 2024; 456,102,298 and 421,116,720 shares issued and outstanding as of January 31, 2025 and 2024, respectively	46	42
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of each of January 31, 2025 and 2024; zero shares issued and outstanding as of each of January 31, 2025 and 2024	—	—
Additional paid-in capital	2,054,296	1,957,932
Accumulated other comprehensive loss	(25,433)	(15,926)
Accumulated deficit	(1,891,438)	(1,614,372)
Total stockholders' equity	137,471	327,676
Total liabilities and stockholders' equity	$898,175	$1,103,363
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
ChargePoint Holdings, Inc.
Consolidated Statements of Operations
Years Ended January 31, 2025, 2024, and 2023
(in thousands, except share and per share data)

	Year Ended January 31,
	2025	2024	2023
Revenue
Networked charging systems	$234,802	$360,822	$363,622
Subscriptions	144,325	120,445	85,296
Other	37,956	25,372	19,176
Total revenue	417,083	506,639	468,094
Cost of revenue
Networked charging systems	223,351	386,149	318,628
Subscriptions	71,218	73,595	51,416
Other	21,833	16,777	12,117
Total cost of revenue	316,402	476,521	382,161
Gross profit	100,681	30,118	85,933
Operating expenses
Research and development	141,276	220,781	194,957
Sales and marketing	130,890	150,186	142,392
General and administrative	81,514	109,102	90,366
Total operating expenses	353,680	480,069	427,715
Loss from operations	(252,999)	(449,951)	(341,782)
Interest income	8,347	9,603	5,534
Interest expense	(24,653)	(16,273)	(9,434)
Change in fair value of assumed common stock warrant liabilities	—	—	(24)
Other expense, net	(3,389)	(1,009)	(1,569)
Net loss before income taxes	$(272,694)	$(457,630)	$(347,275)
Provision for (Benefit from) income taxes	4,372	(21)	(2,167)
Net loss	$(277,066)	$(457,609)	$(345,108)
Net loss attributable to common stockholders - Basic	$(277,066)	$(457,609)	$(345,108)
Net loss attributable to common stockholders - Diluted	$(277,066)	$(457,609)	$(345,108)
Weighted average shares outstanding - Basic	433,489,800	375,529,883	338,488,667
Weighted average shares outstanding - Diluted	433,489,800	375,529,883	338,488,667
Net loss per share - Basic	$(0.64)	$(1.22)	$(1.02)
Net loss per share - Diluted	$(0.64)	$(1.22)	$(1.02)
The accompanying notes are an integral part of these consolidated financial statements

Table of Content
ChargePoint Holdings, Inc.
Consolidated Statements of Comprehensive Loss
Years Ended January 31, 2025, 2024, and 2023
(in thousands)

	Year Ended January 31,
	2025	2024	2023
Net loss	$(277,066)	$(457,609)	$(345,108)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(9,507)	9	(7,716)
Available-for-sale short-term investments:
Unrealized loss on short-term investments, net of tax	—	—	(449)
Reclassification adjustment for net realized gains on short-term investments included in net income, net of tax	—	449	—
Other comprehensive income (loss)	(9,507)	458	(8,165)
Comprehensive loss	$(286,573)	$(457,151)	$(353,273)
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
ChargePoint Holdings, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended January 31, 2025, 2024, and 2023
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of January 31, 2022	334,760,615	$33	$1,366,855	$(8,219)	$(811,655)	$547,014
Issuance of common stock under stock plans, net of tax withholding	7,267,807	1	2,501	—	—	2,502
Issuance of common stock upon exercise of warrants	1,041,533	—	6,932	—	—	6,932
Issuance of common stock upon ESPP purchase	607,384	—	8,947	—	—	8,947
Issuance of common stock in connection with ATM offerings, net of issuance costs	4,657,806	1	49,449	—	—	49,450
Vesting of early exercised stock options	—	—	69	—	—	69
Repurchase of early exercised common stock	(4,664)	—	—	—	—	—
Stock-based compensation	—	—	93,351	—	—	93,351
Net loss	—	—	—	—	(345,108)	(345,108)
Other comprehensive loss	—	—	—	(8,165)	—	(8,165)
Balances as of January 31, 2023	348,330,481	$35	$1,528,104	$(16,384)	$(1,156,763)	$354,992
Issuance of common stock under stock plans, net of tax withholding	12,223,116	—	3,763	—	—	3,763
Issuance of common stock in connection with ATM offerings, net of issuance costs	59,299,481	7	287,192	—	—	287,199
Issuance of common stock upon ESPP purchase	1,265,309	—	8,290	—	—	8,290
Vesting of early exercised stock options	—	—	31	—	—	31
Repurchase of unvested restricted shares	(1,667)	—	—	—	—	—
Impact of convertible note modification	—	—	13,225	—	—	13,225
Stock-based compensation	—	—	117,327	—	—	117,327
Net loss	—	—	—	—	(457,609)	(457,609)
Other comprehensive income	—	—	—	458	—	458
Balances as of January 31, 2024	421,116,720	$42	$1,957,932	$(15,926)	$(1,614,372)	$327,676
Issuance of common stock under stock plans, net of tax withholding	23,634,004	$3	$6,191	$—	$—	$6,194
Issuance of common stock in connection with ATM offerings, net of issuance costs	8,318,293	$1	$10,213	$—	$—	$10,214
Issuance of common stock upon ESPP purchase	3,033,281	$—	$4,309	$—	$—	$4,309
Stock-based compensation	—	$—	$75,651	$—	$—	$75,651
Net loss	—	$—	$—	$—	$(277,066)	$(277,066)
Other comprehensive loss	—	$—	$—	$(9,507)	$—	$(9,507)
Balances as of January 31, 2025	456,102,298	$46	$2,054,296	$(25,433)	$(1,891,438)	$137,471
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
ChargePoint Holdings, Inc.
Consolidated Statements of Cash Flows
Years Ended January 31, 2025, 2024, and 2023
(in thousands)

	Year Ended January 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(277,066)	$(457,609)	$(345,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,192	28,486	25,050
Non-cash operating lease cost	3,535	4,343	4,739
Stock-based compensation	75,651	117,327	93,350
Amortization of deferred contract acquisition costs	3,207	2,859	2,361
Change in fair value of common stock warrant liabilities	—	—	24
Inventory impairment	—	70,000	—
Paid-in-kind non-cash interest expense	9,099	—	—
Reserves and other	26,904	8,439	16,832
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	17,371	36,510	(94,600)
Inventories	(17,048)	(173,661)	(39,358)
Prepaid expenses and other assets	2,274	7,002	(37,969)
Accounts payable, operating lease liabilities, and accrued and other liabilities	(29,308)	(5,466)	55,827
Deferred revenue	9,242	32,829	51,803
Net cash used in operating activities	(146,947)	(328,941)	(267,049)
Cash flows from investing activities
Purchases of property and equipment	(12,073)	(19,424)	(18,563)
Purchases of investments	—	—	(284,835)
Maturities of investments	—	105,000	180,000
Cash paid for acquisition, net of cash acquired	—	—	(2,756)
Net cash provided by (used in) investing activities	(12,073)	85,576	(126,154)
Cash flows from financing activities
Proceeds from the exercise of public warrants	—	—	6,884
Proceeds from issuance of debt, net of issuance costs	—	—	293,972
Change in driver funds and amounts due to customers	7,817	13,691	11,107
Debt issuance costs related to the revolving credit facility	—	(2,882)	—
Settlement of contingent earnout liability	—	(3,537)	—
Proceeds from issuance of stock in connection with stock plans, net of withholding taxes	10,507	12,054	11,446
Proceeds from issuance of common stock in connection with ATM offerings, net of issuance costs	10,214	287,198	49,450
Net cash provided by financing activities	28,538	306,524	372,859
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,357)	89	(729)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(132,839)	63,248	(21,073)
Cash, cash equivalents, and restricted cash at beginning of period	357,810	294,562	315,635
Cash, cash equivalents, and restricted cash at end of period	$224,971	$357,810	$294,562
Supplementary cash flow information
Cash paid for interest	$10,673	$10,763	$4,929
Cash paid for taxes	$2,748	$1,107	$598
Supplementary cash flow information on non-cash investing and financing activities
Impact of convertible note modification	$—	$13,225	$—
Right-of-use assets obtained in exchange for lease liabilities	$2,796	$536	$—
Impairment charges and accelerated depreciation of right-of-use assets due to reorganization	$—	$(5,647)	$—
Acquisitions of property and equipment included in accounts payable and accrued and other current liabilities	$229	$2,095	$1,954
Vesting of early exercised stock options	$—	$30	$69
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
ChargePoint Holdings, Inc.
Notes to Consolidated Financial Statements
1.Description of Business and Basis of Presentation
ChargePoint Holdings, Inc. (“ChargePoint” or the “Company”, “it”, or “its”) designs, develops and markets networked electric vehicle (“EV”) charging system infrastructure (“Networked Charging Systems”), connected through cloud-based software services (the “ChargePoint Platform”) which (i) enable charging system owners, or hosts, to manage their Networked Charging Systems, and (ii) enable drivers to locate, reserve and authenticate Networked Charging Systems, and to transact EV charging sessions on those systems. ChargePoint’s Networked Charging Systems, subscriptions and other offerings provide an open platform that integrates with system hardware from ChargePoint and other manufacturers, connecting systems over an intelligent network that provides real-time information about charging sessions and full control, support and management of the Networked Charging Systems. This network also provides multiple web-based portals for charging system owners, fleet managers, drivers and utilities. In addition, the Company offers a range of extended warranties (“Assure”), as well as its ChargePoint as a Service (“CPaaS”) program which bundles use of ChargePoint owned and operated Networked Charging Systems with subscriptions to the ChargePoint Platform, Assure and other benefits into one subscription.
The Company’s fiscal year ends on January 31. References to fiscal years 2025, 2024, and 2023 relate to the fiscal years ended January 31, 2025, January 31, 2024, and January 31, 2023, respectively.
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
The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has been engaged in developing and marketing its Networked Charging Systems, subscriptions and other offerings, raising capital, and recruiting personnel. The Company has incurred net operating losses and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of January 31, 2025, the Company had an accumulated deficit of $1,891.4 million.
The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock, convertible notes, exercise proceeds from options and warrants, borrowings under its loan facilities, customer payments, proceeds from sale of Common Stock under the ATM Facility, and proceeds from the Merger. In February 2021, the Company received cash proceeds of $484.1 million from the Merger. The Company had cash, cash equivalents and restricted cash of $225.0 million as of January 31, 2025. As of the date on which these consolidated financial statements were issued, the Company believes that its cash on hand, together with cash generated from sales to customers, will satisfy its working capital and capital requirements for at least the next twelve months following the issuance of the consolidated financial statements. The Company’s assessment of the period of time its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties. The Company’s actual results could vary as a result of, and its near- and long-term future capital requirements will depend on, many factors, including its growth rate, subscription renewal activity, the timing and extent of spending to support its acquisitions, infrastructure, and research and development efforts, the expansion of sales and marketing activities, the timing of new introductions of products or features, the continuing market adoption of its Networked Charging Systems and ChargePoint Platform, and the overall market acceptance of EVs. The Company has and may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. The Company has based its estimates on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. The Company may be required to seek additional equity or debt financing. Future liquidity and cash requirements will depend on numerous factors, including market penetration, the introduction of new products, and potential acquisitions of related businesses or technology. If additional financing is required from outside sources, the Company may not be able to raise it on acceptable terms or at all. If the Company is unable to raise additional capital when desired, or if it cannot expand its operations or otherwise capitalize on its business opportunities because it lacks sufficient capital, the Company may need to reorganize its operations including through further reductions in its workforce and its business, operating results, and financial condition would be materially adversely affected.
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

Table of Content
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
Concentration of credit risk with respect to trade accounts receivable is considered to be limited due to the diversity of the Company’s customer base and geographic sales areas. As of January 31, 2025, no customer individually accounted for 10% or more of accounts receivable, net. As of January 31, 2024, one customer individually accounted for 10% or more of accounts receivable, net. For the year ended January 31, 2025 and 2024, there were no customers that represented 10% or more of total revenue.
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

Table of Content
Restricted cash relates to cash deposits restricted under letters of credit issued in support of customer and contract manufacturer agreements.
The reconciliation of cash, cash equivalents, and restricted cash to amounts presented in the consolidated statements of cash flows were as follows:

	January 31,
	2025	2024	2023
	(in thousands)
Cash and cash equivalents	$224,571	$327,410	$264,162
Restricted cash	400	30,400	30,400
Total cash, cash equivalents, and restricted cash	$224,971	$357,810	$294,562
Short-Term Investments
There were no short-term investments outstanding as of January 31, 2025 and January 31, 2024.
As of January 31, 2023, the company held U.S. treasury securities, which were marketable debt securities stated on the consolidated balance sheets at fair value based upon inputs other than quoted prices in active markets (Level 2 inputs). The Company recorded $0.4 million of unrealized losses as a component of other comprehensive loss for the year ended January 31, 2023, which was reclassified out of other comprehensive loss at the maturity of the marketable debt securities during the year ended January 31, 2024. The Company did not recognize any gains or losses for either of the years ended January 31, 2024 and 2023.
Accounts Receivable, net
Accounts receivable for products, services and in certain scenarios charging sessions are recorded at the invoiced amount and are non-interest bearing. The Company performs ongoing credit evaluations of its customers and maintains an allowance for expected credit losses related to its existing accounts receivable and net realizable value to ensure trade receivables are not overstated due to uncollectibility. Allowances are provided for individual accounts receivable when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration in the customer’s operating results, or change in financial position. If circumstances related to customers change, estimates of the recoverability of receivables are further adjusted. The Company also considers broader factors in evaluating the sufficiency of its allowances, including the length of time receivables are past due, macroeconomic conditions, significant one-time events, and historical experience. When the Company determines that there are accounts receivable that are uncollectible, they are written off against the allowance. The change in the allowance for expected credit losses for the years ended January 31, 2025, 2024, and 2023 was as follows:

	Beginning Balance	Change in Provision	Write-offs	Ending Balance
	(in thousands)
Year ended January 31, 2025
Allowance for expected credit losses	$14,000	$10,571	$(4,471)	$20,100
Year ended January 31, 2024
Allowance for expected credit losses	$10,000	$6,026	$(2,026)	$14,000
Year ended January 31, 2023
Allowance for expected credit losses	$5,584	$6,353	$(1,937)	$10,000
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
CPaaS combines the customer’s use of the Company’s owned and operated Networked Charging Systems with the ChargePoint Platform and Assure into a single subscription. When CPaaS contracts contain a lease, the underlying asset is carried at its carrying value within property and equipment, net on the consolidated balance sheets.
Internal-Use Software Development Costs
The Company capitalizes qualifying internal-use software development costs incurred during the application development stage for internal tools and cloud-based applications used to deliver its services, provided that management with the relevant authority authorizes and commits to the funding of the project, it is probable the project will be completed, and the software will be used to perform the function intended. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized internal-use software development costs are included in property and equipment and are amortized on a straight-line basis over their estimated useful lives once it is ready for its intended use. Amortization of capitalized internal-use software development costs is included within cost of revenue for Networked Charging Systems and subscriptions, research and development expense, sales and marketing expense, and general and administrative expense based on the use of the software. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized. As of January 31, 2025 and 2024, capitalized costs have not been material.
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
Impairment of Long-Lived Assets
The Company evaluates long-lived assets or asset groups for impairment whenever events indicate that the carrying amount of an asset or asset group may not be recoverable based on expected future cash flows attributable to that asset or asset group. Recoverability of assets held and used is measured by comparison of the carrying amounts of an asset or an asset group to the estimated future undiscounted cash flows which the asset or asset group is expected to generate. If the carrying amount of an asset or asset group exceeds estimated undiscounted future cash flows, then an impairment charge would be recognized based on the excess of the carrying amount of the asset or asset group over its fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell. With the exception of impairment charges related to real estate operating right-of-use assets discussed above, there was no other material impairments of long-lived assets for the years ended January 31, 2025, 2024, and 2023.
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
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and identifiable intangible assets acquired. The carrying amount of goodwill is reviewed for impairment at least annually, in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of January 31, 2025 and 2024, the Company had a single operating segment and reporting unit structure. As part of the annual goodwill impairment test performed in the fourth quarter, the Company first performs a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative impairment test will be required. If the Company has determined it necessary to perform a quantitative impairment assessment, the Company will compare the fair value of the reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, limited to the total amount of goodwill of the reporting unit. The carrying value of goodwill was $207.5 million as of January 31, 2025 and $213.8 million as of January 31, 2024, and no goodwill impairment has been recognized to date.

Table of Content
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
As of January 31, 2025 and 2024, there were no assets or liabilities that were measured at fair value on a recurring basis.
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

Table of Content
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
Subscriptions revenue
Subscriptions revenue consists of services related to the ChargePoint Platform, as well as extended maintenance service plans under Assure. Subscriptions revenue is recognized over time on a straight-line basis as the Company has a stand-ready obligation to deliver such services to the customer.
Subscriptions revenue also consists of CPaaS revenue, which combines the customer’s use of the Company’s owned and operated Networked Charging Systems with the ChargePoint Platform and Assure programs into a single subscription. CPaaS subscriptions are considered for accounting purposes to contain a lease for the customer’s use of the Company’s owned and operated systems unless the location allows the Company to receive incremental economic benefit from regulatory credits earned on that owned and operated system. The leasing arrangements the Company enters into with lessees are operating leases. The Company recognizes operating lease revenue on a straight-line basis over the lease term and expenses deferred initial direct costs on the same basis. Lessor revenue relates to operating leases and historically has not been material.
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

Table of Content
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. The Company’s Assure, ChargePoint Platform, and CPaaS subscription terms typically range from one to five years and are paid upfront. Revenue expected to be recognized from remaining performance obligations was $257.7 million as of January 31, 2025, of which 44% is expected to be recognized over the next twelve months and the remainder thereafter.
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
The following table shows the total deferred revenue for each period presented.

	January 31, 2025	January 31, 2024
	(in thousands)
Total deferred revenue	$239,215	$231,439
The following table shows the revenue recognized that was included in the deferred revenue balance at the beginning of the period.

	Year Ended January 31,
	2025	2024	2023
	(in thousands)
Total deferred revenue recognized	$99,968	$88,777	$77,142
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

Table of Content
Changes in the deferred contract acquisition costs during the years ended January 31, 2025 and 2024 were as follows:

(in thousands)
Balance as of January 31, 2023	$8,142
Capitalization of deferred contract acquisition costs	3,711
Amortization of deferred contract acquisition costs	(2,859)
Balance as of January 31, 2024	$8,994
Capitalization of deferred contract acquisition costs	3,510
Amortization of deferred contract acquisition costs	(3,207)
Balance as of January 31, 2025	$9,297
Deferred acquisition costs capitalized on the consolidated balance sheets were as follows:

	January 31
	2025	2024
	(in thousands)
Deferred contract acquisition costs, current	$3,184	$3,013
Deferred contract acquisition costs, noncurrent	6,113	5,981
Total deferred contract acquisition costs	$9,297	$8,994
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
Advertising
The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses for the years ended January 31, 2025, 2024, and 2023 were not material.
Warranty
The Company provides standard warranty coverage on its products, providing parts necessary to repair the systems during the warranty period. The Company accounts for the estimated warranty cost as a charge to Networked Charging Systems cost of revenue when revenue is recognized. The estimated warranty cost is based on historical and predicted product failure rates and repair expenses. Warranty expense for the years ended January 31, 2025, 2024, and 2023 was $6.0 million, $16.7 million, and $5.4 million, respectively.
In addition, the Company offers paid-for subscriptions to extended maintenance service plans under Assure. Assure provides both the labor and parts to maintain the products over the subscription terms of typically one to five years. The costs related to the Assure program are expensed as incurred and charged to subscriptions cost of revenue.

Table of Content
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
Net Loss per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company considers any shares issued on the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have nonforfeitable dividend rights in the event a dividend is paid on common stock. Under the two-class method, net income is attributed to common stockholders and participating securities based on their participation rights. The holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses for the years ended January 31, 2025, 2024, and 2023 were not allocated to these participating securities.
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
Accounting Pronouncements
Recently Adopted Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” (“ASU 2023-07”) which amends and enhances the disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. All disclosure requirements under this standard will also be required for public entities with a single reportable segment. The guidance is effective for public business entities for the fiscal years beginning after December 15, 2023, including interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 on January 31, 2025 and conformed with applicable disclosures retrospectively.

Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires companies to provide disaggregated information about a reporting entity’s effective tax rate reconciliation as well as

Table of Content
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

In November 2024, the FASB issued Accounting Standard Update (ASU) 2024-04, “Induced Conversions of Convertible Debt Instruments”, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This ASU is effective for fiscal years beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. The Company is currently assessing the impact of adopting this standard on the consolidated financial statements and related disclosures.
3.    Goodwill and Intangible Assets
Goodwill
The following table summarizes the changes in carrying amounts of goodwill:

(in thousands)
Balance as of January 31, 2023	$213,716
Foreign exchange fluctuations	34
Balance as of January 31, 2024	$213,750
Foreign exchange fluctuations	(6,210)
Balance as of January 31, 2025	$207,540
There was no impairment recognized for the years ended January 31, 2025, 2024, and 2023.
Intangible Assets
The following table presents the details of intangible assets:

	January 31, 2025
	Cost (1)	Accumulated Amortization (1)	Net (1)	Useful Life
	(amounts in thousands, useful lives in years)
Customer relationships	$87,724	$(29,371)	$58,353	10
Developed technology	17,868	(10,046)	7,822	6
	$105,592	$(39,417)	$66,175
_______________
(1) Values are translated into U.S. Dollars at period-end foreign exchange rates.

	January 31, 2024
	Cost (1)	Accumulated Amortization (1)	Net (1)	Useful Life
	(amounts in thousands, useful lives in years)
Customer relationships	$90,755	$(21,301)	$69,454	10
Developed technology	18,358	(7,257)	11,101	6
	$109,113	$(28,558)	$80,555
_______________
(1) Values are translated into U.S. Dollars at period-end foreign exchange rates.
Amortization expense for customer relationships and developed technology is shown as sales and marketing and cost of revenue, respectively, in the consolidated statements of operations.

Table of Content
Acquisition-related intangible assets included in the above table are finite-lived and are carried at cost less accumulated amortization. Intangible assets are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized.
The following table presents the amortization expense related to intangible assets:

	Year ended January 31,
	2025	2024	2023
	(in thousands)
Amortization Expense	$12,085	$12,140	$11,646
The following table presents the estimated aggregate amortization expense related to intangible assets:

Years Ending January 31,	(in thousands)
2026	$11,753
2027	11,753
2028	10,640
2029	8,774
2030	8,774
Thereafter	14,481
Total amortization expense	$66,175
The expected amortization expense is an estimate. Actual amounts of amortization may differ from estimated amounts due to additional intangible assets acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, future changes to expected useful lives of intangible assets, and other events.
4.    Balance Sheet Components
Inventories
Inventories consisted of the following:

	January 31,
	2025	2024
	(in thousands)
Raw materials	$5,902	$5,322
Finished goods	203,360	193,258
Total Inventories	$209,262	$198,580
During the fiscal year ended January 31, 2025, there were no substantial and unusual impairment charges to write down the carrying value of inventory. During the fiscal year ended January 31, 2024, the Company recorded an impairment charge of $70.0 million to write down the carrying value of inventory on hand and charges for losses on non-cancelable purchase commitments to reduce the carrying value of certain products to their estimated net realizable value, address supply overruns related to product transitions, and to better align inventory with current demand. The inventory impairment charge is included in the cost of revenue - Networked Charging Systems in the consolidated statements of operations.
Prepaid expense and other current assets
Prepaid expense and other current assets consisted of the following:

	January 31,
	2025	2024
	(in thousands)
Prepaid expense	$15,961	$43,389
Other current assets	20,474	18,855
Total Prepaid Expense and Other Current Assets	$36,435	$62,244

Table of Content
Property and Equipment, net
Property and equipment, net consisted of the following:

	January 31,
	2025	2024
	(in thousands)
Furniture and fixtures	$1,683	$1,718
Computers and software	9,937	8,520
Machinery and equipment	39,786	35,954
Tooling	16,524	15,852
Leasehold improvements	9,289	9,828
Owned and operated systems	31,880	27,723
Construction in progress	751	2,310
	109,850	101,905
Less: Accumulated depreciation	(74,489)	(59,459)
Total Property and Equipment, Net	$35,361	$42,446
The following table presents the depreciation expense related to fixed assets:

	Year ended January 31,
	2025	2024	2023
	(in thousands)
Depreciation Expense	$17,107	$16,345	$13,404
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	January 31,
	2025	2024
	(in thousands)
Accrued expenses	$37,187	$51,399
Reserve for losses on non-cancellable purchase commitments	11,928	30,054
Refundable customer deposits	17,201	16,588
Payroll and related expenses	12,064	16,018
Taxes payable	17,294	14,294
Customer funds	17,440	12,301
Other current liabilities	11,565	18,450
Total Accrued and Other Current Liabilities	$124,679	$159,104
5.    Leases
The Company leases its office facilities under non-cancellable operating leases with various lease terms. The Company also leases certain office equipment under operating lease agreements. As of January 31, 2025, non-cancellable leases expire on various dates between fiscal years 2026 and 2030.
Generally, the Company's non-cancellable leases include renewal options to extend the lease term from one to five years. The Company has not included any renewal options in its lease terms as these options are not reasonably certain of being exercised. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Table of Content
As of January 31, 2025 and 2024, lease balances were as follows:

	January 31,
	2025	2024
	(in thousands)
Operating leases
Operating lease right-of-use assets	$14,680	$15,362
Operating lease liabilities, current	4,636	4,485
Operating lease liabilities, noncurrent	15,267	17,350
Total operating lease liabilities	$19,903	$21,835
The Company recognizes operating lease costs on a straight-line basis over the lease period. Lease expense for the years ended January 31, 2025, 2024, and 2023 was $5.1 million, $6.0 million, and $6.6 million, respectively. Operating lease costs for short-term leases and variable lease costs were not material during the years ended January 31, 2025, 2024 and 2023.
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
Future payments of operating lease liabilities under the Company’s non-cancellable operating leases as of January 31, 2025 were as follows:

(in thousands)
Years Ending January 31,
2026	$5,890
2027	5,678
2028	4,825
2029	4,246
2030	2,477
Total undiscounted operating lease payments	23,116
Less: imputed interest	(3,213)
Total operating lease liabilities	19,903
Less: current portion of operating lease liabilities	(4,636)
Operating lease liabilities, noncurrent	$15,267
Other supplemental information as of January 31, 2025 and 2024 was as follows:

	January 31,
	2025	2024
Lease Term and Discount Rate
Weighted-average remaining operating lease term (years)	4.2	4.9
Weighted-average operating lease discount rate	7.4%	7.4%
Other supplemental cash flow information for the years ended January 31, 2025, 2024 and 2023 was as follows:

	Year ended January 31,
	2025	2024	2023
	(in thousands)
Supplemental Cash Flow Information
Cash paid for amounts in the measurement of operating lease liabilities	$5,670	$6,760	$6,927
As of January 31, 2025, the Company has no additional operating leases that have not yet commenced and as such, have not yet been recognized on the Company’s consolidated balance sheets.

Table of Content
6.    Debt

2028 Convertible Notes
The following table presents the Company’s convertible debt outstanding:

	Year Ended January 31,
	2025	2024
	(in thousands)
Gross Amount	$312,750	$300,000
Debt discount and issuance costs	(15,658)	(16,296)
Carrying amount	$297,092	$283,704

Estimated fair value using Level 2 fair value Inputs	$233,000	$211,000
The following table presents the Company’s interest expense related to convertible debt:

	Twelve Months Ended January 31,
	2025	2024
	(in thousands)
Contractual interest expense (1)	$23,548	$13,548
PIK Fair Value Adjustment	(3,651)	—
Amortization of debt discount and issuance costs	3,328	1,993
Total interest expense	$23,225	$15,541
_______________ (1) Contractual interest is calculated using cash interest rate, noted below, except for the periods when PIK is elected, in which case PIK interest rate is used.

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

Table of Content
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
For the interest period from April 1 through October 1, 2024 the Company elected the option of PIK Interest through the issuance of additional 2028 Convertible Notes of $12.8 million, On the date of issuance, the fair value of the PIK note, measured using Level 2 inputs, was $9.1 million, which represents debt discount of $3.7 million, which will be amortized to interest expense over the contractual term of the note.
Amortization of debt discount and issuance costs is reported as a component of interest expenses and is computed using the straight-line method over the term of the 2028 Convertible Notes, which approximates the effective interest method. As of January 31, 2025, the effective interest rate on the 2028 Convertible Notes was approximately 9.90%.
The estimated fair value of the 2028 Convertible Notes, as of January 31, 2025 and 2024 using Level 2 fair value inputs, was $233.0 million and $211.0 million, respectively.

Table of Content
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
As of January 31, 2025, the Borrower had no borrowings outstanding under the 2027 Revolving Credit Facility. The Borrower also had no letters of credit outstanding under the Credit Agreement as of January 31, 2025, and as a result, had a borrowing capacity of up to $150.0 million.
The following presents the Company’s financing charge related to the 2027 Revolving Credit Facility:

	Twelve Months Ended January 31,
	2025	2024
	(in thousands)
Amortization of debt issuance costs	$851	$417
Commitment fees	610	315
Total financing charge	$1,461	$732
7.    Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services related to, but not limited to, manufacturing, facilities, and professional services under non-cancellable contracts. They were not recorded as liabilities on the consolidated balance sheets as of January 31, 2025 and 2024 as the Company had not yet received the related goods or services.

Table of Content
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
Class Action Litigation

A class action lawsuit alleging violations of federal securities laws was filed on November 29, 2023 in the U.S. District Court for the Northern District of California against the Company and certain of its former officers (the “Class Defendants”). A second class action lawsuit (together with the November 2023 Class Action, the “Class Actions”) was filed against the Class Defendants on January 22, 2024. On May 16, 2024, the Court consolidated the Class Actions into one action captioned Khan v. ChargePoint Holdings, Inc., et al., Case No. 23-cv-06172-EKL, appointed two lead plaintiffs, and appointed lead counsel. On July 19, 2024, Lead Plaintiffs filed a Consolidated Amended Complaint which purports to be on behalf of purchasers of the Company’s stock between December 7, 2021 and November 16, 2023. This Consolidated Amended Complaint alleges that the Class Defendants made materially false and misleading statements in violation of Section 10(b) and Rule 10(b)-5 of the Securities and Exchange Act regarding, (1) ChargePoint’s handling of supply chain disruptions; (2) ChargePoint’s revenue; and (3) the value of ChargePoint’s inventory. Lead Plaintiffs also allege the Class Defendants engaged in a scheme to prematurely recognize revenue in violation of Sections 10(a) and (c) of the Securities and Exchange Act. The Class Defendant filed a motion to dismiss the Consolidated Amended Complaint on September 17, 2024, and the motion is fully briefed. The matter has been transferred to a new court and the hearing date on the motion to dismiss was reset to July 16, 2025.
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
Guarantees and Indemnifications
The Company has service level commitments to certain of its customers warranting certain levels of up-time reliability and performance and permitting those customers to receive credits in the event that the Company fails to meet those levels. To date, the Company has not incurred any material costs as a result of such commitments.
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

Table of Content
made a party by reason of their service as a director or officer. The Company maintains director and officer insurance coverage that would generally enable it to recover a portion of any future amounts paid. The Company also may be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions.
Letters of Credit
The Company had $0.4 million and $30.4 million of secured letters of credit outstanding as of both January 31, 2025 and 2024, respectively. On May 16, 2024, the letter of credit agreement with one of the Company’s contract manufacturers expired and the lender released $30.0 million of restricted cash to the Company. These primarily relate to support of contract manufacturer and customer agreements, and are fully collateralized by cash deposits which the Company recorded in restricted cash on its consolidated balance sheets based on the term of the remaining restriction.
8.    Common Stock
As of each of January 31, 2025 and 2024, the Company was authorized to issue 1,000,000,000 shares of Common Stock, with a par value of $0.0001 per share. There were 456,102,298 and 421,116,720 shares issued and outstanding as of January 31, 2025 and 2024, respectively.
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
During the fiscal year ended January 31, 2025, the Company sold a total of 8,318,293 shares of its Common Stock pursuant to the ATM Facility at the prevailing market prices for total proceeds of $10.2 million, net of $0.1 million of issuance costs. During the fiscal year ended January 31, 2024, the Company sold a total of 59,299,481 shares of its Common Stock pursuant to the ATM Facility at the prevailing market prices for total proceeds of $287.2 million, net of $1.2 million of issuance costs.
As of January 31, 2025, $151.2 million of shares of Common Stock remained available for sale pursuant to the ATM Facility.
9.    Stock Warrants
Common Stock Warrants
Legacy ChargePoint had outstanding warrants to purchase shares of Legacy ChargePoint common stock (collectively, “Legacy Warrants”), which now represent warrants to purchase Common Stock. Immediately following the Merger, there were 38,761,031 Legacy Warrants outstanding which are classified as equity.
During the fiscal year ended January 31, 2025 and 2024, no Legacy Warrants were exercised. During the fiscal year ended January 31, 2023, 1,039,153 Legacy Warrants were exercised resulting in the issuance of 1,037,808 shares of Common Stock and cash proceeds received of $6.9 million.

Table of Content
As of January 31, 2025, there were 34,499,436 Legacy Warrants outstanding which are classified as equity.

	January 31, 2025
	Outstanding Warrants		Expiration Date
	Number of Warrants	Exercise Price
Common Stock	20,922,215	$6.03	7/31/2030 – 8/4/2030
Common Stock	13,577,221	$9.04	11/16/2028 – 2/13/2029
Total outstanding common stock warrants	34,499,436
Private Placement Warrants
The Private Placement Warrants were initially recognized as a liability on February 26, 2021 and was remeasured to fair value as of any respective exercise dates. The Company recorded no gain or loss, for the fiscal years ended January 31, 2025 and 2024, an immaterial loss for the fiscal years ended January 31, 2023, classified within change in fair value of warrant liabilities in the consolidated statements of operations.
The Private Placement Warrants were valued using the assumptions under the Binomial Lattice Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date. On February 21, 2022, the Company redeemed the remaining Private Placement Warrants for 0.355 shares of Common Stock per warrant. As of January 31, 2025, there were zero Private Placement Warrants outstanding.

	January 31, 2022	February 26, 2021 (Merger Date)
Market price of public stock	$13.85	$30.83
Exercise price	$11.50	$11.50
Expected term (years)	4.1	5.0
Volatility	70.5%	73.5%
Risk-free interest rate	1.0%	0.8%
Dividend rate	0.0%	0.0%
Warrant Activity
Activity of warrants is set forth below:

	Legacy Warrants	Private Placement Warrants	Total Common Stock Warrants
Outstanding as of January 31, 2024	34,499,436	—	34,499,436
Warrants Exercised	—	—	—
Outstanding as of January 31, 2025	34,499,436	—	34,499,436
10.    Equity Plans and Stock-Based Compensation
The following sets forth the total stock-based compensation expense for employee equity plans included in the Company’s consolidated statements of operations:

	Year Ended January 31,
	2025	2024	2023
	(in thousands)
Cost of revenue	$5,102	$6,154	$4,351
Research and development	37,050	50,935	37,967
Sales and marketing	15,875	22,934	17,393
General and administrative	17,624	37,314	33,639
Total stock-based compensation expense	$75,651	$117,337	$93,350
As of January 31, 2025, the Company had unrecognized stock-based compensation expense related to stock options, RSUs, PRSUs, and ESPP of $91.6 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Table of Content
2021 Employee Stock Purchase Plan
On February 25, 2021, the stockholders of the Company approved the 2021 Employee Stock Purchase Plan (“2021 ESPP”). The 2021 ESPP permits participants to purchase shares of the Company’s Common Stock, up to the IRS allowable limit, through contributions (in the form of payroll deductions or otherwise to the extent permitted by the administrator) of up to 15% of their eligible compensation. The 2021 ESPP provides for consecutive, overlapping 24-month offering periods, subject to certain rollover and reset mechanisms as defined in the ESPP. Participants are permitted to purchase shares of the Company’s Common Stock at the end of each 6-month purchase period at 85% of the lower of the fair market value of the Company’s Common Stock on the first trading day of an offering period or on the last trading date of each purchase period. A participant may purchase a maximum of 10,000 shares of the Company’s Common Stock during a purchase period. Participants may end their participation at any time during an offering and will be refunded any accrued contributions that have not yet been used to purchase shares. Participation ends automatically upon termination of employment with the Company. The initial offering period was from October 1, 2021 through September 9, 2023. Thereafter, offering periods begin on March 10 and September 10.
Further, on the first day of each March during the term of the 2021 ESPP, commencing on March 1, 2021 and ending on (and including) March 1, 2040, the aggregate number of shares of Common Stock that may be issued under the 2021 ESPP shall automatically increase by a number equal to the lesser of (i) one percent (1%) of the total number of shares of Common Stock issued and outstanding on the last day of the preceding month, (ii) 5,400,000 shares of Common Stock (subject to standard anti-dilution adjustments), or (iii) a number of shares of Common Stock determined by the Company’s Board of Directors. As of January 31, 2025, 14,319,166 shares of Common Stock were available under the 2021 ESPP.
During the year ended January 31, 2025, the Company's employees purchased 3,033,281 shares of its Common Stock under the 2021 ESPP. The shares were purchased at a weighted-average purchase price of $1.42 per share, with proceeds of $4.3 million. During the year ended January 31, 2024, the Company’s employees purchased 1,273,933 shares of its Common Stock under the 2021 ESPP. The shares were purchased at a weighted-average purchase price of $6.54 per share, with proceeds of $8.3 million. During the year ended January 31, 2023, the Company’s employees purchased 607,384 shares of its Common Stock under the 2021 ESPP. The shares were purchased at a weighted-average purchase price of $14.73 per share, with proceeds of $8.9 million.
2021 Equity Incentive Plan
On February 25, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (“2021 EIP”). Under the 2021 EIP, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), and certain other awards which are settled in the form of shares of Common Stock issued under this 2021 EIP. On the first day of each March, beginning on March 1, 2021 and continuing through March 1, 2030, the 2021 EIP reserve will automatically increase by a number equal to the lesser of (a) 5% of the total number of shares of Common Stock actually issued and outstanding on the last day of the preceding month and (b) a number of shares of Common Stock determined by the Company’s Board of Directors. As of January 31, 2025, 31,665,417 shares of Common Stock were available under the 2021 EIP.
There were no options granted for the year ended January 31, 2025.
Restricted Stock Units
The 2021 EIP provides for the issuance of RSUs to employees and directors. A summary of activity of RSUs under the 2021 EIP at January 31, 2025 and changes during the periods then ended is presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 31, 2024	28,416,127	$7.35
RSU granted	36,682,671	$1.40
RSU vested	(15,069,295)	$4.95
RSU forfeited	(13,412,422)	$6.02
Outstanding as of January 31, 2025	36,617,081	$2.86
The total grant date fair value of RSUs vested during the year ended January 31, 2025, 2024 and 2023 were $74.6 million, $84.5 million, and $58.4 million, respectively.
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

Table of Content
to the applicable stock price appreciation target over a specified period at any time during the period beginning the date of the grant and ending on the expiration date.
A summary of activity of PRSUs under the 2021 EIP at January 31, 2025 and changes during the periods then ended is presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 31, 2024	3,147,782	$6.79
PRSU granted	2,544,750	$1.10
PRSU forfeited	(1,959,352)	$7.78
Outstanding as of January 31, 2025	3,733,180	$2.39
2017 Plan and 2007 Plan
In fiscal year 2022, the Company terminated its 2017 Stock Option Plan (the “2017 Plan”) and 2007 Stock Option Plan (the “2007 Plan”). No further awards will be granted under the 2017 and 2007 Plans. As of January 31, 2025, 2,285,112 shares and 420,812 shares of Common Stock remain reserved for outstanding awards issued under the 2017 and 2007 Plans, respectively. Stock-based awards forfeited, cancelled or repurchased from the above plans generally are returned to the pool of shares of Common Stock available for issuance under the 2021 EIP Plan.
Stock Options Activity
A summary of option activity under the 2017 and 2007 Plans at January 31, 2025 and changes during the periods then ended is presented in the following table:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2024	11,396,756	$0.74	4.8	$13,276
Exercised	(8,590,468)	$0.72
Cancelled	(100,364)	$0.75
Outstanding as of January 31, 2025	2,705,924	$0.77	3.9	$528
Options vested and expected to vest as of January 31, 2025	2,705,924	$0.77	3.9	$528
Exercisable as of January 31, 2025	2,705,924	$0.77	3.9	$528
The Company did not grant any options during the years ended January 31, 2025 and 2024. The total fair value of options vested during the years ended January 31, 2025, 2024, and 2023 was $0.2 million, $46.3 million, and $2.0 million, respectively.
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
The weighted-average assumptions in the Black-Scholes option-pricing models used to determine the fair value of ESPP rights granted during the year ended January 31, 2025, 2024 and 2023 were as follows:

	Year Ended January 31,
	2025	2024	2023
Expected volatility	83.2% - 100.3%	62.3% - 70.8%	64.9% - 72.2%
Risk-free interest rate	3.5% - 5.2%	4.5% - 5.4%	0.8% - 3.6%
Dividend rate	0.0%	0.0%	0.0%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0

Table of Content
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
The weighted-average assumptions in the Monte Carlo valuation model used to determine the fair value of PRSUs granted during the year ended January 31, 2025, 2024 and 2023 were as follows:

	Year Ended January 31,
	2025	2024	2023
Expected volatility	81.7%- 84.8%	68.4% - 82.4%	72.1% - 74.0%
Risk-free interest rate	3.6% - 4.3%	4.0% - 4.3%	2.8% - 3.3%
Dividend rate	0.0%	0.0%	0.0%
Expected term (in years)	1.1 - 3.07	0.9 - 3.1	0.3 - 4.8
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
11.    Income Taxes
The components of net loss before income taxes were as follows:

	Year Ended January 31,
	2025	2024	2023
	(in thousands)
Domestic	$(277,823)	$(457,788)	$(342,999)
Foreign	5,129	158	(4,276)
Net loss before income taxes	$(272,694)	$(457,630)	$(347,275)

Table of Content
The components of the provision for (benefit from) income taxes were as follows:

	Year Ended January 31,
	2025	2024	2023
	(in thousands)
Current
Federal	$61	$218	$—
State	13	17	44
Foreign	3,998	1,942	1,345
Total current	$4,072	$2,177	$1,389
Deferred
Federal	$—	$—	$1
State	—	—	—
Foreign	300	(2,198)	(3,557)
Total deferred	300	(2,198)	(3,556)
Total provision for (benefit from) income taxes	$4,372	$(21)	$(2,167)
A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate was as follows:

	Year Ended January 31,
	2025	2024	2023
Tax at federal statutory rate	21.0%	21.0%	21.0%
Stock-based compensation	(7.6%)	(2.6%)	—%
Change in valuation allowance	(13.4%)	(19.5%)	(18.9%)
Research and development tax credits	0.4%	0.6%	0.8%
Section 162(m) executive compensation limitation	—%	—%	(1.2)%
Other	(2.0)%	0.6%	(1.1)%
Effective tax rate	(1.6)%	0.1%	0.6%
The significant components of the Company’s deferred tax assets and liabilities as of January 31, 2025 and 2024 were as follows:

	Year Ended January 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Net operating losses	$278,637	$246,396
Research & development credits	44,047	42,541
Deferred revenue	33,188	27,788
Accruals and reserves	44,577	42,678
Stock-based compensation	3,860	15,300
Operating lease liabilities	5,024	5,524
Capitalized research & development expense	78,632	69,070
Interest expense limitation	8,550	4,601
Total deferred tax assets	496,515	453,898
Less: valuation allowance	(486,356)	(439,447)
Deferred tax liabilities:
Depreciation and amortization	(345)	(557)
Operating lease right-of-use assets	(3,706)	(3,886)
Acquired intangible assets	(15,598)	(18,985)
Deferred commission	(2,347)	(2,275)
Total deferred tax liabilities	(21,996)	(25,703)
Net deferred tax assets (liabilities)	$(11,837)	$(11,252)
Research and development expenditures capitalized pursuant to Internal Revenue Code Section 174 are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses.

Table of Content
The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the Company’s historical operating losses in the United States (“US”), the Company believes that it is more likely than not that the US deferred taxes will not be realized; accordingly, the Company has recorded a full valuation allowance on its net US deferred tax assets as of January 31, 2025 and 2024. The valuation allowance increased by $46.9 million, $110.7 million, and $88.2 million during the years ended January 31, 2025, 2024, and 2023, respectively, primarily driven by losses, capitalized research and development expenses, and tax credits generated in the United States.
As of January 31, 2025, the Company had federal and California state net operating loss (“NOL”) carryforwards of $1,048.6 million and $436.9 million, respectively, of which $859.9 million of the federal NOL carryforwards can be carried forward indefinitely. The federal and California state net operating loss carryforwards begin to expire in 2028 and 2029, respectively. In addition, the Company had NOLs for other states of $461.3 million, which expire beginning in the year 2025.
As of January 31, 2025, the Company had federal and California state research credit carryforwards of $41.2 million and $40.8 million, respectively. The federal credit carryforwards will begin to expire in 2038. The California research credit carryforwards can be carried forward indefinitely.
Under Internal Revenue Code Section 382 (“Section 382”), the Company’s ability to utilize NOL carryforwards or other tax attributes such as research tax credits, in any taxable year may be limited if the Company experiences, or has experienced, an “ownership change.” A Section 382 ownership change generally occurs if one or more stockholders or groups of stockholders, who own at least 5% of the Company’s stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. The Company completed its Section 382 analysis and determined it had experienced ownership changes in some periods through January 31, 2025. As a result of the ownership changes, approximately $17.1 million of Federal NOLs, $17.5 million of California NOLs, and $4.7 million of federal tax credits are expected to expire unutilized for income tax purposes. Subsequent ownership changes may affect the limitation in future years.
The following table summarizes the activity related to unrecognized tax benefits as follows:

	Year Ended January 31,
	2025	2024	2023
	(in thousands)
Unrecognized tax benefits - beginning	$32,093	$25,762	$19,238
Gross changes - prior period tax position	(103)	—	109
Gross changes - current period tax position	3,543	6,331	6,415
Unrecognized tax benefits — ending	$35,533	$32,093	$25,762
As of January 31, 2025, the Company had unrecognized tax benefits of $35.5 million, which would not impact the effective tax rate, if recognized, due to the valuation allowance. The unrecognized tax benefits are related to activities which the Company believes qualify for research and development tax credits. The Company does not expect its unrecognized tax benefits will significantly change over the next twelve months. The Company recognizes interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. To date, there have been no interest or penalties charged in relation to unrecognized tax benefits.
The Company is subject to income taxes in United States federal and various state, local, and foreign jurisdictions. The fiscal years from 2008 to 2024 remain open to examination due to the carryover of unused net operating losses or tax credits.
The Company intends to indefinitely reinvest the undistributed earnings of its foreign subsidiaries in those operations. Therefore, the Company has not accrued any provision for taxes associated with the repatriation of undistributed earnings from its foreign subsidiaries as of January 31, 2025. The amount of unrecognized deferred tax liability on these undistributed earnings was not material as of January 31, 2025.
12.     Segment Reporting and Geographic Information
The Company operates as one operating segment. Accordingly, our CODM uses consolidated net income or loss to measure segment profit or loss, allocate resources and assess performance. In addition, the CODM reviews the significant expenses, categorized

Table of Content
as cost of sales and each major operating expense category (i.e., research and development, sales and marketing, and general and administrative) using consolidated amounts presented in the Consolidated Statements of Operations.
Revenue by geographic area based on the shipping address of the customers was as follows:

	Year Ended January 31,
	2025	2024	2023
	(in thousands)
United States	$299,999	$380,067	$373,736
Rest of World	117,084	126,572	94,358
Total revenue	$417,083	$506,639	$468,094
Long-lived assets by geographic area were as follows:

	January 31,
	2025	2024
	(in thousands)
United States	$55,198	$65,468
Netherlands	54,000	66,241
Rest of World	7,018	6,654
Total long-lived assets	$116,216	$138,363
13.    Basic and Diluted Net Loss per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the years ended January 31, 2025, 2024, and 2023:

	Year Ended January 31,
	2025	2024	2023
	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$(277,066)	$(457,609)	$(345,108)
Net loss attributable to common stockholders - Basic	$(277,066)	$(457,609)	$(345,108)
Net loss attributable to common stockholders - Diluted	$(277,066)	$(457,609)	$(345,108)
Denominator:
Weighted average common shares outstanding	433,489,800	375,543,916	338,576,326
Less: Weighted-average unvested restricted shares and shares subject to repurchase	—	(14,033)	(87,659)
Weighted average shares outstanding - Basic	433,489,800	375,529,883	338,488,667
Weighted average shares outstanding - Diluted	433,489,800	375,529,883	338,488,667

Net loss per share - Basic	$(0.64)	$(1.22)	$(1.02)
Net loss per share - Diluted	$(0.64)	$(1.22)	$(1.02)

Table of Content

The potential shares of Common Stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	Year Ended January 31,
	2025	2024	2023
2028 Convertible Notes (on an as-converted basis)	26,062,490	24,999,990	12,483,569
Options to purchase common stock	2,705,924	11,396,756	17,600,524
Restricted stock units	36,617,081	28,416,127	12,935,413
Unvested early exercised common stock options	—	665	40,555
Common stock warrants	34,499,436	34,499,436	34,499,436
Employee stock purchase plan	8,442,250	9,348,659	1,835,659
Total potentially dilutive common share equivalents	108,327,181	108,661,633	79,395,156
PRSUs granted during the fiscal years ended January 31, 2025, 2024 and 2023 were excluded from the above table because the respective stock price targets had not been met as of the year end.
14.     Restructuring

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
The following table summarizes the September 2024 Reorganization charges by line item within the Company’s consolidated statements of operations for year ended January 31, 2025:

Severance and employment-related termination costs
(in thousands)
Cost of revenue	$961
Research and development	2,867
Sales and marketing	5,066
General and administrative	933
Total	$9,827
As of January 31, 2025, $0.4 million in restructuring-related liabilities related to the September 2024 Reorganization remained in accrued and other current liabilities.

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

Table of Content
During the twelve months ended January 31, 2025, no further restructuring charges related to the January 2024 Reorganization were incurred. The following table summarizes the January 2024 Reorganization charges by line item within the Company’s consolidated statements of operations for the year ended January 31, 2024:

	Severances and employment-related termination costs	Facility and other contract terminations	Total
	(in thousands)
Cost of revenue	$632	$—	$632
Research and development	7,540	—	7,540
Sales and marketing	500	—	500
General and administrative	1,274	2,708	3,982
Total	$9,946	$2,708	$12,654
During the twelve months ended January 31, 2025, changes to the restructuring-related liabilities were primarily due to cash disbursements of severance and employment-related exit costs and facility exit costs. As of January 31, 2025, restructuring liabilities related to the January 2024 Reorganization were $1.2 million entirely related to severance and employment-related exit costs. As of January 31, 2024, restructuring liabilities related to the January 2024 Reorganization were $10.6 million, including $10.2 million in severance and employment-related exit cost and $0.4 million in facility exit cost.

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
During the twelve months ended January 31, 2025, changes to the restructuring-related liabilities were primarily due to cash disbursements of severance and employment-related exit costs. As of January 31, 2025, restructuring liabilities related to the September 2023 Reorganization were $0.3 million, including $0.1 million severance and employment-related exit cost and $0.2 million in facility exit cost. As of January 31, 2024, restructuring liabilities related to the September 2023 Reorganization were $0.5 million, including $0.3 million in severance and employment-related exit cost and $0.2 million in facility exit cost.
15.     Subsequent Events
On February 19, 2025, the Company was notified by the NYSE that it is not in compliance with Section 802.01C of the NYSE Listed Company Manual (the “Bid Price Requirement”) because the average closing price of the Company’s Common Stock was less than $1.00 over a consecutive 30 trading-day period. The notification received from the NYSE has no immediate effect on the listing of the Company’s Common Stock on the NYSE.
The Company notified the NYSE on March 3, 2025, that it intends to cure the average closing stock price deficiency and to return to compliance with the NYSE's continued listing standards. The Company can regain compliance at any time within the six-month period following receipt of the NYSE's notice, or August 19, 2025, (the “Compliance Date”) if on the last trading day of any calendar month prior to the Compliance Date, the Company has (i) a closing share price of at least $1.00 and (ii) an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month.

Table of Content
The Company intends to consider available alternatives, including but not limited to, a reverse stock split, subject to stockholder approval no later than at the Company’s next annual meeting of stockholders, if necessary, to cure the stock price non-compliance. Under the NYSE’s rules, if the Company determines that it will cure the stock price deficiency by taking an action that will require stockholder approval at its next annual meeting of stockholders, the price condition will be deemed cured if the price promptly exceeds $1.00 per share, and the price remains above that level for at least the following 30 trading days.
The Company’s Common Stock will continue to be listed and trade on the NYSE at this time, subject to the Company’s ongoing compliance with the NYSE's other continued listing standards. Furthermore, the notice is not anticipated to impact the ongoing business operations of the Company or its reporting requirements with the United States Securities and Exchange Commission.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including ChargePoint’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
ChargePoint’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated, as of January 31, 2025, the effectiveness of ChargePoint’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that ChargePoint’s disclosure controls and procedures were effective at the reasonable assurance level as of January 31, 2025.
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
ChargePoint’s management, under the supervision of and with the participation of its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of ChargePoint’s internal control over financial reporting as of January 31, 2025 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on the assessment by ChargePoint’s management, ChargePoint’s management concluded that ChargePoint’s internal control over financial reporting was effective as of January 31, 2025.
ChargePoint’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of ChargePoint’s internal control over financial reporting as of January 31, 2025, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, ChargePoint’s internal control over financial reporting.

Table of Content
Item 9B. Other Information.
During the three months ended January 31, 2025, none of our directors or executive officers modified or terminated a Rule 10b5-1 trading arrangement or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Table of Content
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information relating to directors, executive officers and corporate governance will be presented in the definitive proxy statement filed pursuant to Regulation 14A for the 2025 Annual Meeting of Stockholders to be held on or about July 8, 2025, which information is incorporated herein by reference.
ChargePoint has an insider trading policy governing the purchase, sale and other dispositions of our securities that applies to all personnel of ChargePoint and its subsidiaries, including directors, officers, employees and other covered persons. ChargePoint believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of the insider trading policy is filed as Exhibit 19.1 to this Annual Report.
Item 11. Executive Compensation.
Information relating to executive compensation will be presented in the definitive proxy statement filed pursuant to Regulation 14A for the 2025 Annual Meeting of Stockholders to be held on or about July 8, 2025, which information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information relating to securities authorized for issuance under equity compensation plans and other information required to be provided in response to this item will be presented in the definitive proxy statement filed in pursuant to Regulation 14A for the 2025 Annual Meeting of Stockholders to be held on or about July 8, 2025, which information is incorporated herein by reference. In addition, descriptions of ChargePoint’s equity compensation plans are set forth in Note 10, Equity Plans and Stock-Based Compensation, in the notes to the consolidated financial statements included in this Annual Report.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required to be provided in response to this item will be presented in the definitive proxy statement filed pursuant to Regulation 14A for the 2025 Annual Meeting of Stockholders to be held on or about July 8, 2025, which information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
Information required to be provided in response to this item will be presented in the definitive proxy statement filed pursuant to Regulation 14A for the 2025 Annual Meeting of Stockholders to be held on or about July 8, 2025, which information is incorporated herein by reference.

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

3.2
Amended and Restated Bylaws of ChargePoint Holdings, Inc., effective as of September 5, 2024 (incorporated by reference to Exhibit 3.1 to ChargePoint Holdings, Inc.’s Quarterly Report on Form 10-Q (File No. 001-39004), filed with the SEC on September 9, 2024).

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

10.3*^
Offer Letter, dated September 2, 2022, between ChargePoint, Inc. and Jagdeep Singh (incorporated by reference to Exhibit 10.3 to ChargePoint Holdings, Inc.’s Annual Report on Form 10-K (File No. 0001-39004), filed with the SEC on April 1, 2024).

10.4*
ChargePoint Holdings, Inc. 2021 Equity Incentive Plan and related forms of agreement (incorporated by reference to Exhibit 10.7 to ChargePoint Holdings, Inc.’s Annual Report on Form 10-K (File No. 001-39004), filed with the SEC on April 4, 2022).

10.5*
Amended and Restated ChargePoint Holdings, Inc. 2021 Employee Stock Purchase Plan dated December 8, 2022 (incorporated by reference to Exhibit 10.1 to ChargePoint Holdings, Inc.’s Quarterly Report on Form 10-Q (File No. 0001-39004), filed with the SEC on June 8, 2023).

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to ChargePoint Holdings, Inc.’s Annual Report on Form 10-K (File No. 001-39004), filed with the SEC on April 4, 2022).

Table of Content

Exhibit No.	Description

10.7*
ChargePoint Holdings Incentive Bonus Plan (incorporated by reference to Exhibit 10.10 to ChargePoint Holdings, Inc.’s Current Report on Form 8-K (File No. 001-39004), filed with the SEC on March 1, 2021).

10.8*
ChargePoint Holdings, Inc. Compensation Program for Non-Employee Directors, dated June 8, 2023 (incorporated by reference to Exhibit 10.2 to ChargePoint Holdings, Inc.’s Quarterly Report on Form 10-Q (File No. 0001-39004), filed with the SEC on September 11, 2023).

10.9
Amended and Restated Registration Rights Agreement, dated February 26, 2021, by and among ChargePoint Holdings, Inc., and certain stockholders and equityholders of ChargePoint Holdings, Inc. (incorporated by reference to Exhibit 10.13 to ChargePoint Holdings, Inc.’s Current Report on Form 8-K (File No. 001-39004), filed with the SEC on March 1, 2021).

10.10*
ChargePoint, Inc. 2017 Stock Plan, as amended (incorporated by reference to Exhibit 10.18 to Switchback Energy Acquisition Corporation’s Registration Statement on Form S-4/A (File No. 333249549), filed with the SEC on December 4, 2020).

10.11*
Coulomb Technologies, Inc. 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.19 to Switchback Energy Acquisition Corporation’s Registration Statement on Form S-4/A (File No. 333-249549), filed with the SEC on December 4, 2020).

10.12*
Form of Restricted Stock Unit Award Agreement and Notice under ChargePoint Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to ChargePoint Holdings, Inc.’s Quarterly Report on Form 10-Q (File No. 0001-39004), filed with the SEC on September 11, 2023).

10.13*
Form of Performance Restricted Stock Unit Award Agreement and Notice under ChargePoint Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to ChargePoint Holdings, Inc.’s Quarterly Report on Form 10-Q (File No. 0001-39004), filed with the SEC on September 11, 2023).

10.14*
ChargePoint Holdings, Inc. Executive Severance Plan, effective February 29, 2024 (incorporated by reference to Exhibit 10.18 to ChargePoint Holdings, Inc.’s Annual Report on Form 10-K (File No. 0001-39004), filed with the SEC on April 1, 2024).

10.15
Investment Agreement, dated April 4, 2022, by and among ChargePoint Holdings, Inc., ChargePoint, Inc. and Antara Capital LP (incorporated by reference to Exhibit 10.1 to ChargePoint Holdings, Inc.’s Current Report on Form 8-K (File No. 001-39004), filed with the SEC on April 12, 2022).

10.16*
Offer Letter, dated November 14, 2023, between ChargePoint, Inc. and Rick Wilmer (incorporated by reference to Exhibit 10.1 to ChargePoint Holdings, Inc.’s Current Report on Form 8-K (File No. 001-39004), filed with the SEC on November 16, 2023).

10.17*
Severance and Change in Control Agreement, between ChargePoint Holdings, Inc. and Rick Wilmer, dated November 15, 2023 (incorporated by reference to Exhibit 10.4 to ChargePoint Holdings, Inc.’s Quarterly Report on Form 10-Q (File No. 0001-39004), filed with the SEC on December 8, 2023).

10.18*
Offer Letter, dated November 2, 2018, between ChargePoint, Inc. and Mansi Khetani (incorporated by reference to Exhibit 10.2 to ChargePoint Holdings, Inc.’s Current Report on Form 8-K (File No. 001-39004), filed with the SEC on November 16, 2023).

10.19*
Addendum to Offer Letter, dated November 14, 2023, between ChargePoint, Inc. and Mansi Khetani (incorporated by reference to Exhibit 10.3 to ChargePoint Holdings, Inc.’s Current Report on Form 8-K (File 001-39004), filed with the SEC on November 16, 2023).

10.20*
Second Addendum to Offer Letter, dated July 9, 2024, between ChargePoint, Inc. and Mansi Khetani (incorporated by reference to Exhibit 10.1 to ChargePoint Holdings, Inc.’s Quarterly Report on Form 10-Q (File No. 001-39004), filed with the SEC on September 9, 2024).

10.21*
Offer Letter, dated December 30, 2020, between ChargePoint, Inc. and Rebecca Chavez (incorporated by reference to Exhibit 10.2 to ChargePoint Holdings, Inc.’s Quarterly Report on Form 10-Q (File No. 001-39004), filed with the SEC on September 9, 2024).

19.1+	ChargePoint Holdings, Inc. Insider Trading Policy

21.1
Material Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to ChargePoint Holdings, Inc.’s Annual Report on Form 10-K (File No. 0001-39004), filed with the SEC on April 1, 2024)

23.1+	Consent of PricewaterhouseCoopers LLP.

24.1+	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K)

31.1+	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1***	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

Table of Content

Exhibit No.	Description

32.2***	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

97.1
ChargePoint Holdings, Inc. Dodd-Frank Policy on Recoupment of Incentive Compensation, effective October 2, 2023 (incorporated by reference to Exhibit 97.1 to ChargePoint Holdings, Inc.’s Annual Report on Form 10-K (File No. 001-39004), filed with the SEC on April 1, 2024)

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

March 28, 2025

CHARGEPOINT HOLDINGS, INC.

	By:	/s/ Mansi Khetani
	Name:	Mansi Khetani
	Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
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

Signature	Title	Signature Date

/s/ Mansi Khetani	Chief Financial Officer	March 28, 2025
MANSI KHETANI	(Principal Financial Officer & Principal Accounting Officer)

/s/ Rick Wilmer	Chief Executive Officer and Director	March 28, 2025
RICK WILMER	(Principal Executive Officer)

/s/ Roxanne Bowman	Director	March 28, 2025
ROXANNE BOWMAN

/s/ Elaine L. Chao	Director	March 28, 2025
ELAINE L. CHAO

/s/ Bruce Chizen	Director	March 28, 2025
BRUCE CHIZEN

/s/ Mitesh Dhruv	Director	March 28, 2025
MITESH DHRUV

/s/ Axel Harries	Director	March 28, 2025
AXEL HARRIES

/s/ Jeffrey Harris	Director	March 28, 2025
JEFFREY HARRIS

/s/ Susan Heystee	Director	March 28, 2025
SUSAN HEYSTEE

Table of Content

Signature	Title	Signature Date

/s/ Mark Leschly	Director	March 28, 2025
MARK LESCHLY

/s/ Michael Linse	Director	March 28, 2025
MICHAEL LINSE

/s/ Ekta Singh-Bushell	Director	March 28, 2025
EKTA SINGH-BUSHELL

/s/ G. Richard Wagoner, Jr.	Director	March 28, 2025
G. RICHARD WAGONER, JR.