Form 10-Q
period 2025-04-30
ChargePoint Holdings, Inc.
filed 2025-06-06
CIK 1777393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2025
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

The registrant had outstanding 461,649,680 shares of common stock as of May 30, 2025.

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
•incentives from governments or utilities may not materialize, be reduced or eliminated, which could reduce demand for EVs or EV charging stations, or the portion of regulatory credits that customers claim may increase, which would reduce ChargePoint’s revenue from such incentives;
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

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ChargePoint Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data, unaudited)

	April 30, 2025	January 31, 2025
Assets
Current assets:
Cash and cash equivalents	$195,949	$224,571
Restricted cash	400	400
Accounts receivable, net of allowance of $19,000 as of April 30, 2025 and $20,100 as of January 31, 2025	98,685	95,906
Inventories	212,428	209,262
Prepaid expenses and other current assets	46,855	36,435
Total current assets	554,317	566,574
Property and equipment, net	32,712	35,361
Intangible assets, net	67,955	66,175
Operating lease right-of-use assets	14,103	14,680
Goodwill	221,176	207,540
Other assets	7,345	7,845
Total assets	$897,608	$898,175

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$52,170	$64,050
Accrued and other current liabilities	141,637	124,679
Deferred revenue	110,635	105,017
Total current liabilities	304,442	293,746
Deferred revenue, noncurrent	135,961	134,198
Debt, noncurrent	307,843	297,092
Operating lease liabilities	14,356	15,267
Deferred tax liabilities	12,392	12,036
Other long-term liabilities	4,026	8,365
Total liabilities	779,020	760,704
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock: $0.0001 par value; 1,000,000,000 shares authorized as of April 30, 2025 and January 31, 2025; 461,648,150 and 456,102,298 shares issued and outstanding as of April 30, 2025 and January 31, 2025, respectively	46	46
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of April 30, 2025 and January 31, 2025; zero shares issued and outstanding as of April 30, 2025 and January 31, 2025	—	—
Additional paid-in capital	2,072,422	2,054,296
Accumulated other comprehensive loss	(5,321)	(25,433)
Accumulated deficit	(1,948,559)	(1,891,438)
Total stockholders’ equity	118,588	137,471
Total liabilities and stockholders’ equity	$897,608	$898,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Three Months Ended April 30,
	2025	2024
Revenue
Networked charging systems	$52,059	$65,374
Subscriptions	38,020	33,444
Other	7,561	8,224
Total revenue	97,640	107,042
Cost of revenue
Networked charging systems	48,638	61,066
Subscriptions	15,366	17,742
Other	5,650	4,624
Total cost of revenue	69,654	83,432
Gross profit	27,986	23,610
Operating expenses
Research and development	33,510	36,052
Sales and marketing	26,192	35,000
General and administrative	22,124	19,697
Total operating expenses	81,826	90,749
Loss from operations	(53,840)	(67,139)
Interest income	1,164	3,209
Interest expense	(6,436)	(6,611)
Other income (expense), net	2,613	(850)
Net loss before income taxes	(56,499)	(71,391)
Provision for income taxes	622	408
Net loss	$(57,121)	$(71,799)
Weighted average shares outstanding - Basic and Diluted	459,045,570	423,290,222
Net loss per share - Basic and Diluted	$(0.12)	$(0.17)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, unaudited)

	Three Months Ended April 30,
	2025	2024
Net loss	$(57,121)	$(71,799)
Other comprehensive income (loss):
Foreign currency translation adjustment	20,112	(2,074)
Other comprehensive income (loss)	20,112	(2,074)
Comprehensive loss	$(37,009)	$(73,873)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data, unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2025	456,102,298	$46	$2,054,296	$(25,433)	$(1,891,438)	$137,471
Issuance of common stock under stock plans, net of tax withholding	3,506,339	—	19	—	—	19
Issuance of common stock upon ESPP purchase	2,039,513	—	1,269	—	—	1,269
Stock-based compensation	—	—	16,838	—	—	16,838
Net loss	—	—	—	—	(57,121)	(57,121)
Other comprehensive income	—	—	—	20,112	—	20,112
Balances as of April 30, 2025	461,648,150	$46	$2,072,422	$(5,321)	$(1,948,559)	$118,588

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2024	421,116,720	$42	$1,957,932	$(15,926)	$(1,614,372)	$327,676
Issuance of common stock under stock plans, net of tax withholding	2,163,379	1	497	—	—	498
Issuance of common stock under ESPP purchase	1,853,535	—	3,025	—	—	3,025
Stock based compensation	—	—	20,598	—	—	20,598
Net loss	—	—	—	—	(71,799)	(71,799)
Other comprehensive loss	—	—	—	(2,074)	—	(2,074)
Balances as of April 30, 2024	425,133,634	$43	$1,982,052	$(18,000)	$(1,686,171)	$277,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended April 30,
	2025	2024
Cash flows from operating activities
Net loss	$(57,121)	$(71,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,928	7,445
Non-cash operating lease cost	876	941
Stock-based compensation	17,863	21,599
Amortization of deferred contract acquisition costs	844	785
Paid-in-kind non-cash interest expense	9,397	—
Foreign currency transactions (gain) loss	(3,499)	463
Reserves and other	1,644	8,842
Changes in operating assets and liabilities:
Accounts receivable, net	(13)	4,783
Inventories	2,816	(24,977)
Prepaid expenses and other assets	(10,703)	(2,879)
Accounts payable, operating lease liabilities, and accrued and other liabilities	(6,418)	(11,255)
Deferred revenue	4,418	3,510
Net cash used in operating activities	(32,968)	(62,542)
Cash flows from investing activities
Purchases of property and equipment	(1,060)	(3,468)
Net cash used in investing activities	(1,060)	(3,468)
Cash flows from financing activities
Proceeds from the issuance of common stock under employee equity plans, net of tax withholding	1,288	3,525
Change in driver funds and amounts due to customers	1,149	(2,483)
Net cash provided by financing activities	2,437	1,042
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,969	(583)
Net decrease in cash, cash equivalents, and restricted cash	(28,622)	(65,551)
Cash, cash equivalents, and restricted cash at beginning of period	224,971	357,810
Cash, cash equivalents, and restricted cash at end of period	$196,349	$292,259

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Cash Flows - (continued)
Three Months Ended April 30, 2025 and 2024
(in thousands, unaudited)

	Three Months Ended April 30,
	2025	2024
Supplementary cash flow information
Cash paid for interest	$150	$10,214
Cash paid for taxes	$1,419	$907
Supplementary cash flow information on noncash investing and financing activities
Acquisitions of property and equipment included in accounts payable and accrued and other current liabilities	$95	$1,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.Description of Business and Basis of Presentation
ChargePoint Holdings, Inc. (“ChargePoint” or the “Company,” “it,”, or “its”) designs, develops and markets networked electric vehicle (“EV”) charging system infrastructure (“Networked Charging Systems”), connected through cloud-based-software services (the “ChargePoint Platform”) which (i) enable charging system owners, or hosts, to manage their Networked Charging Systems, and (ii) enable drivers to locate, reserve and authenticate Networked Charging Systems, and to transact EV charging sessions on those systems. ChargePoint’s Networked Charging Systems, subscriptions and other offerings provide an open platform that integrates with system hardware from ChargePoint and other manufacturers, connecting systems over an intelligent network that provides real-time information about charging sessions and full control, support and management of the Networked Charging Systems. This network also provides multiple web-based portals for charging system owners, fleet managers, drivers and utilities. In addition, the Company offers a range of extended warranties (“Assure”).
The Company’s fiscal year ends on January 31. References to fiscal year 2025 relate to the fiscal year ended January 31, 2025 and to fiscal year 2026 refer to the fiscal year ending January 31, 2026.
Basis of Presentation
The condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended January 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2025, which provides a more complete discussion of the Company’s accounting policies and certain other information. The information as of January 31, 2025, included on the condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position as of April 30, 2025, the results of operations for the three months ended April 30, 2025 and 2024, and cash flows for the three months ended April 30, 2025 and 2024. The results of operations for the three months ended April 30, 2025, are not necessarily indicative of the results that may be expected for the year ending January 31, 2026.
The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has been engaged in developing and marketing its Networked Charging Systems, subscriptions and other offerings, raising capital, and recruiting personnel and it has incurred net operating losses and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of April 30, 2025, the Company had an accumulated deficit of $1,948.6 million.
The Company’s principal sources of liquidity are its cash and cash equivalents, cash generated from sales to customers, debt financing (as described in Note 6, Debt) and sales of common stock under the ATM Facility (as defined in Note 8, Common Stock). The Company had cash, cash equivalents and restricted cash of $196.3 million as of April 30, 2025. Cash outflow from operations was $33.0 million and $62.5 million for the three months ended April 30, 2025 and 2024, respectively. As of the date on which these condensed consolidated financial statements were issued, the Company believes that its cash on hand, together with cash generated from sales to customers, will satisfy its working capital and capital requirements for at least the next twelve months following the issuance of the consolidated financial statements. The Company’s assessment of the period of time its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties. The Company’s actual results could vary as a result of, and its near- and long-term future capital requirements will depend on, many factors, including its growth rate, subscription renewal activity, the timing and extent of spending to support its acquisitions, infrastructure and research and development efforts, the expansion of sales and marketing activities, the timing of new introductions of products or features, the continuing market adoption of its Networked Charging Systems and ChargePoint Platform, and the overall market acceptance of EVs. The Company has and may in the future enter

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. The Company has based its estimates on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. The Company may be required to seek additional equity or debt financing. Future liquidity and cash requirements will depend on numerous factors, including market penetration, the introduction of new products, and potential acquisitions of related businesses or technology. If additional financing is required from outside sources, the Company may not be able to raise it on acceptable terms or at all. If the Company is unable to raise additional capital when desired, or if it cannot expand its operations or otherwise capitalize on its business opportunities because it lacks sufficient capital, the Company may need to reorganize its operations including through further reductions in its workforce and its business, operating results and financial condition would be materially adversely affected.
Reclassifications
Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the presentation of the current year condensed consolidated financial statements. These reclassifications had no effect on consolidated net loss, or stockholders’ equity as previously reported.
2.Summary of Significant Accounting Policies
Other than policies noted below, there have been no significant changes to the significant accounting policies disclosed in Note 2 of the audited consolidated financial statements as of January 31, 2025 and 2024 and for the years ended January 31, 2025, 2024 and 2023 included in ChargePoint’s Annual Report on Form 10-K filed with the SEC on March 28, 2025.
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
Concentration of credit risk with respect to trade accounts receivable is considered to be limited due to the diversity of the Company’s customer base and geographic sales areas. As of April 30, 2025 and January 31, 2025, no customer individually accounted for 10% or more of accounts receivable, net. For the three months ended April 30, 2025, one customer individually

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
represented 10% or more of total revenue. For the three months ended April 30, 2024, no customer individually represented 10% or more of total revenue.
The Company’s revenue is concentrated in the infrastructure needed for charging EVs, an industry which is highly competitive and rapidly changing. Significant technological changes within the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect the Company’s operating results.
Segment Reporting
Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company operates as one operating segment. Accordingly, its CODM, who is its Chief Executive Officer, uses consolidated net income or loss to measure segment profit or loss for purposes of making decisions regarding allocating resources and assessing Company performance. In addition, the CODM reviews the significant expenses, categorized as cost of sales and each major operating expense category (i.e., research and development, sales and marketing, and general and administrative) using consolidated amounts presented in the Condensed Consolidated Statements of Operations. The Company has no segment managers who are held accountable by the CODM for operations, operating results, and planning for levels of components below the consolidated unit level.
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
The reconciliation of cash, cash equivalents, and restricted cash to amounts presented in the condensed consolidated statements of cash flows were as follows:

	April 30, 2025	January 31, 2025
	(in thousands)
Cash and cash equivalents	$195,949	$224,571
Restricted cash	400	400
Total cash, cash equivalents, and restricted cash	$196,349	$224,971
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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

As of April 30, 2025 and January 31, 2025, there were no assets or liabilities that were measured at fair value on a recurring basis.

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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Subscriptions revenue also consists of ChargePoint as a Service (“CPaaS”) revenue, which combines the customer’s use of the Company’s owned and operated Networked Charging Systems with the ChargePoint Platform and Assure programs into a single subscription. CPaaS subscriptions are considered for accounting purposes to contain a lease for the customer’s use of the Company’s owned and operated systems unless the location allows the Company to receive incremental economic benefit from regulatory credits earned on that owned and operated system. The leasing arrangements the Company enters into with lessees are operating leases. The Company recognizes operating lease revenue on a straight-line basis over the lease term and expenses deferred initial direct costs on the same basis. Lessor revenue relates to operating leases and historically has not been material.
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
Recent Accounting Pronouncements
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
3.Goodwill and Intangible Assets
The following table summarizes the changes in carrying amounts of goodwill (in thousands):

Balance as of January 31, 2025	$207,540
Foreign exchange fluctuations	13,636
Balance as of April 30, 2025	$221,176
There was no impairment recognized for the three months ended April 30, 2025 and 2024.
The following table presents the details of intangible assets:

	April 30, 2025
	Cost (1)	Accumulated Amortization (1)	Net (1)	Useful Life
	(amounts in thousands, useful lives in years)
Customer relationships	$94,380	$(33,938)	$60,442	10
Developed technology	18,943	(11,430)	7,513	6
	$113,323	$(45,368)	$67,955
_______________
(1) Values are translated into U.S. Dollars at period-end foreign exchange rates.

	January 31, 2025
	Cost (1)	Accumulated Amortization (1)	Net (1)	Useful Life
	(amounts in thousands, useful lives in years)
Customer relationships	$87,724	$(29,371)	$58,353	10
Developed technology	17,868	(10,046)	7,822	6
	$105,592	$(39,417)	$66,175
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
The following table presents the amortization expense related to intangible assets:

	Three Months Ended April 30,
	2025	2024
	(in thousands)
Amortization expense	$3,041	$3,024

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4.Composition of Certain Financial Statement Items
Inventories
Inventories consisted of the following:

	April 30, 2025	January 31, 2025
	(in thousands)
Raw materials	$7,188	$5,902
Finished goods and components	205,240	203,360
Total Inventories	$212,428	$209,262
Prepaid expense and other current assets
Prepaid expense and other current assets consisted of the following:

	April 30, 2025	January 31, 2025
	(in thousands)
Prepaid expense	$19,924	$15,961
Other current assets	26,931	20,474
Total Prepaid Expense and Other Current Assets	$46,855	$36,435
Property and Equipment, net
Property and equipment, net consisted of the following:

	April 30, 2025	January 31, 2025
	(in thousands)
Furniture and fixtures	$1,765	$1,683
Computers and software	10,287	9,937
Machinery and equipment	40,275	39,786
Tooling	16,818	16,524
Leasehold improvements	9,468	9,289
Owned and operated systems	32,301	31,880
Construction in progress	626	751
	111,540	109,850
Less: Accumulated depreciation	(78,828)	(74,489)
Total Property and Equipment, Net	$32,712	$35,361
The following table presents the depreciation expense:

	Three Months Ended April 30,
	2025	2024
	(in thousands)
Depreciation expense	$3,887	$4,421

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	April 30, 2025	January 31, 2025
	(in thousands)
Accrued expenses	$45,758	$37,187
Accrued losses on purchase commitments	11,556	11,928
Refundable driver deposits	17,765	17,201
Payroll and related expenses	13,703	12,064
Taxes payable	19,140	17,294
Customer funds	18,403	17,440
Other current liabilities	15,312	11,565
Total Accrued and Other Current Liabilities	$141,637	$124,679

Revenue
Revenue consisted of the following:

	Three Months Ended April 30,
	2025	2024
	(in thousands)
United States	$74,874	$78,814
Rest of World	22,766	28,228
Total revenue	$97,640	$107,042
Deferred Revenue
The following table shows the total deferred revenue for each period presented.

	April 30, 2025	January 31, 2025
	(in thousands)
Deferred revenue	$246,596	$239,215
The following table shows the revenue recognized that was included in the deferred revenue balance at the beginning of the period.

	Three Months Ended April 30,
	2025	2024
	(in thousands)
Deferred revenue recognized	$31,345	$31,803
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancellable contracted amounts that will be invoiced and recognized as revenue in future periods. Revenue expected to be recognized from remaining performance obligations was $262.8 million as of April 30, 2025, of which 45% is expected to be recognized over the next twelve months.

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
During the three months ended April 30, 2025, no further restructuring charges related to the September 2024 Reorganization were incurred. The following table summarizes the charges by line item within the Company’s condensed consolidated statements of operations for the year ended January 31, 2025:

Severance and employment-related termination costs
(in thousands)
Cost of revenue	$961
Research and development	2,867
Sales and marketing	5,066
General and administrative	933
Total	$9,827
During the three months ended April 30, 2025, changes to the restructuring-related liabilities were primarily due to cash disbursements of severance and employment-related exit costs. As of April 30, 2025, no restructuring-related liabilities remained in accrued and other current liabilities. As of January 31, 2025, $0.4 million in restructuring-related liabilities remained in accrued and other current liabilities.
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
During the three months ended April 30, 2025, no further restructuring charges related to the January 2024 Reorganization were incurred. The following table summarizes the charges by line item within the Company’s consolidated statements of operations where they were recorded in the fiscal year ended January 31, 2024:

	Severance and employment-related termination costs	Facility and other contract terminations	Total
	(in thousands)
Cost of revenue	$632	$—	$632
Research and development	7,540	—	7,540
Sales and marketing	500	—	500
General and administrative	1,274	2,708	3,982
Total	$9,946	$2,708	$12,654
As of April 30, 2025 and January 31, 2025, restructuring liabilities related to the January 2024 Reorganization were $1.2 million entirely related to severance and employment-related exit costs.

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
During the three months ended April 30, 2025, no further restructuring charges related to the September 2023 Reorganization were incurred. The following table summarizes the September 2023 Reorganization charges by line item within the Company’s statements of operations for the year ended January 31, 2024:

	Severance and employment-related termination costs	Facility and other contract terminations	Total
	(in thousands)
Cost of revenue	$996	$—	$996
Research and development	4,183	—	4,183
Sales and marketing	1,343	—	1,343
General and administrative	890	8,189	9,079
Total	$7,412	$8,189	$15,601
As of April 30, 2025 and January 31, 2025, restructuring liabilities related to the September 2023 Reorganization were $0.3 million, including $0.1 million severance and employment-related costs and $0.2 million in facility exit costs.
6.Debt

2028 Convertible Notes
The following table presents the Company’s convertible debt outstanding:

	April 30, 2025	January 31, 2025
	(in thousands)
Gross amount	$326,042	$312,750
Debt discount and issuance costs	(18,199)	(15,658)
Carrying amount	$307,843	$297,092

Estimated fair value (Level 2 Inputs)	$229,000	$233,000

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the Company’s interest expense:

	Three Months Ended April 30,
	2025	2024
	(in thousands)
2028 Convertible Notes
Interest expense for Cash Interest and PIK Interest	$8,602	$5,265
PIK Fair Value Adjustment	(3,895)	—
Amortization of debt discount and issuance costs	1,354	985
2027 Revolving Credit Facility
Amortization of debt issuance costs	227	211
Commitment fees	148	150
Total interest expense	$6,436	$6,611
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
During the three months ended April 30, 2025, the Company elected the option of PIK Interest through the issuance of additional Original Convertible Notes of $13.3 million. On the date of issuance, the fair value of the PIK note, measured using Level 2 inputs, was $9.4 million, which represents debt discount of $3.9 million, which will be amortized to interest expense over the contractual term of the note.
Amortization of debt discount and issuance costs is reported as a component of interest expenses and is computed using the straight-line method over the term of the 2028 Convertible Notes, which approximates the effective interest method. As of April 30, 2025, the effective interest rate on the 2028 Convertible Notes was approximately 10.1%.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The estimated fair value of the 2028 Convertible Notes, valued using Level 2 fair value inputs, as of April 30, 2025 and January 31, 2025 was $229.0 million and $233.0 million, respectively.
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
As of April 30, 2025, the Borrower had no borrowings outstanding under the 2027 Revolving Credit Facility. The Borrower also had no letters of credit outstanding under the Credit Agreement as of April 30, 2025, and as a result, had a borrowing capacity of up to $150.0 million.
7.Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services related to, but not limited to, manufacturing, facilities and professional services under non-cancellable contracts. They were not recorded as liabilities on the condensed consolidated balance sheets as of April 30, 2025 as the Company had not yet received the related goods or services.

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
Class Action Litigation

A class action lawsuit alleging violations of federal securities laws was filed on November 29, 2023 in the U.S. District Court for the Northern District of California against the Company and certain of its former officers (the “Class Defendants”). A second class action lawsuit (together with the November 2023 Class Action, the “Class Actions”) was filed against the Class Defendants on January 22, 2024. On May 16, 2024, the Court consolidated the Class Actions into one action captioned Khan v. ChargePoint Holdings, Inc., et al., Case No. 23-cv-06172-NW, appointed two lead plaintiffs, and appointed lead counsel. On July 19, 2024, Lead Plaintiffs filed a Consolidated Amended Complaint which purports to be on behalf of purchasers of the Company’s stock between December 7, 2021 and November 16, 2023. This Consolidated Amended Complaint alleges that the Class Defendants made materially false and misleading statements in violation of Section 10(b) and Rule 10(b)-5 of the Securities and Exchange Act regarding, (1) ChargePoint’s handling of supply chain disruptions; (2) ChargePoint’s revenue; and (3) the value of ChargePoint’s inventory. Lead Plaintiffs also allege the Class Defendants engaged in a scheme to prematurely recognize revenue in violation of Sections 10(a) and (c) of the Securities and Exchange Act. The Class Defendants filed a motion to dismiss the Consolidated Amended Complaint on September 17, 2024, and the motion is fully briefed. The motion to dismiss is scheduled to be heard on July 16, 2025.
Derivative Actions

On January 5, 2024, a ChargePoint stockholder purporting to act on behalf of the Company filed an action in the U.S. District Court for the District of Delaware against ChargePoint’s Board of Directors and certain of its former officers (“Derivative Defendants”), alleging that the Derivative Defendants breached their fiduciary duties to ChargePoint in connection with the same alleged events and alleged materially false and misleading statements asserted in the Class Actions described above. This action has been stayed. Four additional substantively duplicative actions were filed in the U.S. District Court for the Northern District of California on January 8, 2024, March 1, 2024, May 2, 2024, and May 24, 2024. The complaints seek unspecified monetary damages and other relief. On September 23, 2024, the Court consolidated the four California actions into one action captioned In re ChargePoint Holdings, Inc. Derivative Litigation, Case No. 24-cv-00149-NW (“Consolidated Derivative Action”). On November 4, 2024, the Court entered an order staying the Consolidated Derivative Action pending resolution of Class Defendants’ motion to dismiss in the Class Action Litigation.
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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Letters of Credit
The Company had $0.4 million of secured letters of credit outstanding as of April 30, 2025 and January 31, 2025, respectively.
Leases
The Company leases its office facilities under non-cancelable operating leases with various lease terms. The Company also leases certain office equipment under operating lease agreements.
The following table presents future payments of lease liabilities under the Company's non-cancelable operating leases as of April 30, 2025 (in thousands):

(in thousands)
2026 (remaining nine months)	$4,599
2027	5,816
2028	4,900
2029	4,290
2030	2,505
Total undiscounted operating lease payments	22,110
Less: imputed interest	(2,935)
Total operating lease liabilities	19,175
Less: current portion of operating lease liabilities	(4,819)
Operating lease liabilities, noncurrent	$14,356
8.Common Stock
As of April 30, 2025 and January 31, 2025, the Company was authorized to issue 1,000,000,000 shares of Common Stock, with a par value of $0.0001 per share. There were 461,648,150 and 456,102,298 shares issued and outstanding as of April 30, 2025 and January 31, 2025, respectively.
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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

During the three months ended April 30, 2025 and April 30, 2024, there were no sales of the Company’s Common Stock pursuant to the ATM Facility. As of April 30, 2025, $151.2 million of shares of Common Stock remained available for sale pursuant to the ATM Facility.
9.Common Stock Warrants
The Company had outstanding warrants (Warrants) issued prior to 2021 to purchase shares of Common Stock. As of April 30, 2025, there were 34,499,436 Warrants outstanding, which are classified as equity.
There was no warrant activity during the three months ended April 30, 2025 and 2024.
Warrant activity is set forth below:

Number of Warrants
Outstanding as of January 31, 2025	34,499,436
Warrants exercised	—
Outstanding as of April 30, 2025	34,499,436
10.Equity Plans and Stock-based Compensation
The following sets forth the total stock-based compensation expense for employee equity plans included in the Company’s condensed consolidated statements of operations:

	Three Months Ended April 30,
	2025	2024
	(in thousands)
Cost of revenue	$1,223	$1,084
Research and development	8,614	8,303
Sales and marketing	3,079	5,441
General and administrative	4,947	6,771
Total stock-based compensation expense	$17,863	$21,599
As of April 30, 2025, the Company had unrecognized stock-based compensation expense related to RSUs and PRSUs (as defined below), and 2021 ESPP (as defined below) of $76.6 million, which is expected to be recognized over a weighted-average period of 1.6 years.
2021 Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (“2021 ESPP”) permits participants to purchase shares of the Company’s Common Stock at a discounted price through payroll deductions. As of April 30, 2025, 16,841,264 shares of Common Stock were available under the 2021 ESPP.
2021 Equity Incentive Plan
The 2021 Equity Incentive Plan (“2021 EIP”) allows the Company to grant stock options, stock appreciation rights, restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), and certain other awards. As of April 30, 2025, 54,689,638 shares of Common Stock were available under the 2021 EIP.
There were no options granted for the three months ended April 30, 2025.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Restricted Stock Units
A summary of RSUs outstanding under the 2021 EIP as of April 30, 2025 and changes during the fiscal year-to-date period then ended is presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 31, 2025	36,617,081	$2.86
RSU granted	941,525	$0.60
RSU vested	(3,473,798)	$3.74
RSU forfeited	(996,562)	$3.30
Outstanding as of April 30, 2025	33,088,246	$2.69
Performance Restricted Stock Units
A summary of PRSUs outstanding under the 2021 EIP as of April 30, 2025 and changes during the fiscal year-to-date period then ended is presented in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 31, 2025	3,733,180	$2.39
PSU vested	—	—
Outstanding as of April 30, 2025	3,733,180	$2.39
2017 Plan and 2007 Plan
In fiscal year 2022, the Company terminated its 2017 Stock Option Plan (the “2017 Plan”) and 2007 Stock Option Plan (the “2007 Plan”).
A summary of options outstanding under the 2017 Plan and 2007 Plan as of April 30, 2025 and changes during the fiscal year-to-date period then ended is presented in the following table:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2025	2,705,924	$0.77	3.9	$528
Options exercised	(61,871)	$0.64
Options cancelled	(131,798)	$0.74
Outstanding as of April 30, 2025	2,512,255	$0.77	3.8	$17
Options vested and expected to vest as of April 30, 2025	2,512,255	$0.77	3.8	$17
Exercisable as of April 30, 2025	2,512,255	$0.77	3.8	$17
11.Income Taxes
The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter. The effective income tax rate was (1.1)% and (0.6)% for the three months ended April 30, 2025 and 2024, respectively. The effective tax rate differs from the U.S. statutory rate primarily due to the full valuation allowances on the Company’s net domestic deferred tax assets as it is more likely than not that all of the deferred tax assets will not be realized.
12.Basic and Diluted Net Loss per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three months ended April 30, 2025 and 2024:

	Three months ended April 30,
	2025	2024
	(in thousands, except share and per share data)
Numerator:
Net loss	$(57,121)	$(71,799)
Denominator:
Weighted average common shares outstanding	459,045,570	423,290,222
Weighted average shares outstanding - Basic and Diluted	459,045,570	423,290,222

Net loss per share - Basic and Diluted	$(0.12)	$(0.17)
The potential shares of Common Stock that were excluded from the computation of diluted net loss per share attributable to common stockholders at each period end because including them would have had an antidilutive effect were as follows:

	April 30, 2025	April 30, 2024
2028 Convertible Notes (on an as-converted basis)	27,170,145	24,999,990
Options to purchase common stock	2,512,255	10,628,477
Restricted stock units	33,088,246	25,725,494
Common stock warrants	34,499,436	34,499,436
Employee stock purchase plan	8,534,233	9,114,128
Total potentially dilutive common share equivalents	105,804,315	104,967,525
PRSUs granted were excluded from the above table because the respective stock price targets have not been met as of April 30, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of the financial condition and results of operations of ChargePoint Holdings, Inc. (“ChargePoint” or the “Company”) should be read in conjunction with ChargePoint’s condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report, and the audited consolidated financial statements for the year ended January 31, 2025 and related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2025. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. ChargePoint’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Part II, Item 1A of this Quarterly Report.
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
Since its inception in 2007, ChargePoint has been engaged in developing and marketing its Networked Charging Systems, subscriptions and other offerings, raising capital and recruiting personnel. ChargePoint has incurred net operating losses and negative cash flows from operations in every year since its inception. As of April 30, 2025, ChargePoint had an accumulated deficit of $1,948.6 million. The Company’s principal sources of liquidity are its cash and cash equivalents, cash generated from sales to customers, debt financing (as described in Note 6, Debt) and sales of common stock under the ATM Facility (as defined in Note 8, Common Stock).

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

Macroeconomic Trends

ChargePoint has an international presence and as a result is subject to risks and uncertainties caused by significant events with macroeconomic impacts, including, but not limited to geopolitical events, including the ongoing Russia-Ukraine conflict, conflicts in the Middle East, rising political tensions with China, increases in inflation and interest rates, monetary policy changes, financial services sector instability, recessions, global pandemics and foreign currency fluctuations. For instance, the U.S. government has implemented a general 10% tariff on all imports from countries not exempted under certain trade reciprocity criteria. In addition, elevated tariffs have been imposed on imports from major trading partners, including China, Mexico, Canada, and members of the European Union. Impacted countries have and in the future may impose retaliatory tariffs, and such actions could give rise to an escalation of other trade measures by the countries subjected to such tariffs. While the application of certain previously announced tariffs has been delayed, there is no guarantee that the tariffs will not go into effect and there is the possibility that additional United States tariffs may be imposed on China, Mexico, Canada and other countries. Trade restrictions and increased tariffs between the United States and countries like China, Mexico and Canada may result in adverse economic conditions, increase the costs of goods sold and result in a recession or the threat of a recession. For example, the United States automotive manufacture industry is particularly sensitive to the impact of tariffs on the increased costs of manufacturing and selling vehicles, which may result in substantial increases to the cost of vehicles to consumers, including EVs. Because ChargePoint is substantially reliant on the increased adoption and sales of new EVs, if there is any downturn in the sales of EVs or consumers reduce their purchases of new EVs, either because the vehicles are more expensive or as the result of a general downturn in the overall economy as the result of the tariffs, ChargePoint’s customers may reduce their need for EV infrastructure development and ChargePoint’s business, financial results and results of operations may be harmed.

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

For example, the Infrastructure Investment and Jobs Act signed into law on November 15, 2021 provided additional funding for EVs and EV charging infrastructure through the creation of new programs and grants and the expansion of existing programs, including the $7.5 billion National Electric Vehicle Infrastructure (“NEVI”) Program for EV charging along highway corridors. On February 6, 2025, the Federal Highway Administration (“FHWA”) published a memo indicating new guidance for NEVI will be issued in the spring of 2025, which may change program requirements, state plans, and qualifications for future awards. In addition, the Inflation Reduction Act of 2022 (the “IRA”) signed into law on August 16, 2022 includes numerous incentives and tax credits aimed at reducing the effects of climate change, such as the extension and increase of the EV charging infrastructure tax credits under Section 30C and tax credits for EVs under Section 30D of the Internal Revenue Code of 1986, as amended (the “Code”) through 2032. In January 2025, President Trump directed review of these incentives through an executive order, and Congress may take action to change or revoke the IRS incentives and tax credits, including those available under Section 30C and Section 30D of the Code. Any other reduction in rebates, tax credits or other financial incentives for EVs or EV charging stations could materially reduce the demand for EVs and ChargePoint’s solutions and, as a result, may adversely impact ChargePoint’s business and expansion potential.

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
Subscriptions
Subscriptions revenue consists of revenue from ChargePoint Platform software, as a service, Assure extended maintenance plans, and CPaaS, which combines the customer’s use of ChargePoint’s owned and operated Networked Charging Systems with CMS Services and Assure programs into a single, typically multi-year subscription.
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

	April 30,
Networked Charging Systems	2025	2024	Change
	(dollar amounts in thousands)
Three months ended	$52,059	$65,374	$(13,315)	(20.4)%
Percentage of total revenue	53.3%	61.1%
Networked Charging Systems revenue decreased during the three months ended April 30, 2025 compared to the three months ended April 30, 2024 primarily due to lower volume of Networked Charging Systems delivered across ChargePoint’s major product families.

	April 30,
Subscriptions	2025	2024	Change
	(dollar amounts in thousands)
Three months ended	$38,020	$33,444	$4,576	13.7%
Percentage of total revenue	38.9%	31.2%

Subscriptions revenue increased during the three months ended April 30, 2025 compared to the three months ended April 30, 2024 primarily due to the growth in the number of ChargePoint Platform subscriptions and Assure subscriptions for Networked Charging Systems connected to ChargePoint’s network.

	April 30,
Other Revenue	2025	2024	Change
	(dollar amounts in thousands)
Three months ended	$7,561	$8,224	$(663)	(8.1)%
Percentage of total revenue	7.7%	7.7%
Other revenue decreased during the three months ended April 30, 2025 compared to the three months ended April 30, 2024 primarily due to a decrease in charging related fees received during the quarter.
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

	April 30,
Cost of Networked Charging Systems Revenue	2025	2024	Change
	(dollar amounts in thousands)
Three months ended	$48,638	$61,066	$(12,428)	(20.4)%
Percentage of networked charging systems revenue	93.4%	93.4%
Cost of Networked Charging Systems revenue decreased during the three months ended April 30, 2025 compared to the three months ended April 30, 2024 primarily due to a decrease in Networked Charging Systems delivered.

	April 30,
Cost of Subscriptions Revenue	2025	2024	Change
	(dollar amounts in thousands)
Three months ended	$15,366	$17,742	$(2,376)	(13.4)%
Percentage of subscriptions revenue	40.4%	53.0%
Cost of Subscriptions revenue decreased primarily due to cost reductions, including a decrease in personnel expenses during the three months ended April 30, 2025 compared to the three months ended April 30, 2024.

	April 30,
Cost of Other Revenue	2025	2024	Change
	(dollar amounts in thousands)
Three months ended	$5,650	$4,624	$1,026	22.2%
Percentage of other revenue	74.7%	56.2%
Cost of other revenue increased during the three months ended April 30, 2025 compared to the three months ended April 30, 2024 primarily due to higher driver-related processing costs on Networked Charging Systems.
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

	April 30,
Gross Profit and Gross Margin	2025	2024	Change
	(dollar amounts in thousands)
Three months ended	$27,986	$23,610	$4,376	18.5%
Gross margin	28.7%	22.1%	6.6%
Gross profit and gross margin both increased during the three months ended April 30, 2025 compared to the three months ended April 30, 2024 primarily due to an increase in subscription revenue growth as a percentage of total revenue and improvement in subscription margins.
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

	April 30,
Research and Development Expenses	2025	2024	Change
	(dollar amounts in thousands)
Three months ended	$33,510	$36,052	$(2,542)	(7.1)%
Percentage of total revenue	34.3%	33.7%
Research and development expenses decreased during the three months ended April 30, 2025 compared to the three months ended April 30, 2024 primarily due to the Company’s reorganization plans taken in the prior periods and cost reduction measures resulting in decrease in personnel expenses of $2.3 million.

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

	April 30,
Sales and Marketing Expenses	2025	2024	Change
	(dollar amounts in thousands)
Three months ended	$26,192	$35,000	$(8,808)	(25.2)%
Percentage of total revenue	26.8%	32.7%
Sales and marketing expenses decreased during the three months ended April 30, 2025 compared to the three months ended April 30, 2024 primarily due to a decrease in personnel expenses of $5.0 million and in stock-based compensation expenses of $2.4 million as a result of the Company’s reorganizations plans, and a decrease in travel expenses of $0.5 million and in consulting expenses of $0.4 million.
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
ChargePoint expects its general and administrative expenses to decrease as a percentage of revenue as it continues to optimize its operations.

	April 30,
General and Administrative Expense	2025	2024	Change
	(dollar amounts in thousands)
Three months ended	$22,124	$19,697	$2,427	12.3%
Percentage of total revenue	22.7%	18.4%
General and administrative expenses increased during the three months ended April 30, 2025 compared to the three months ended April 30, 2024 primarily due to non-recurring operating expenses of $4.6 million, and other operating expenses $1.1 million, offset by a decrease in stock-based compensation expenses of $1.8 million and personnel expenses of $1.5 million.
Interest Income
Interest income consists primarily of interest earned on ChargePoint’s cash, cash equivalents and short-term investments.

	April 30,
Interest Income	2025	2024	Change
	(dollar amounts in thousands)
Three months ended	$1,164	$3,209	$(2,045)	(63.7)%
Percentage of total revenue	1.2%	3.0%
Interest income decreased during the three months ended April 30, 2025 as compared to the three months ended April 30, 2024 due to lower cash balances.

Interest Expense
Interest expense consists primarily of the interest on ChargePoint’s 2028 Convertible Notes that were originally issued in April 2022, and amended in October 2023, which are described more completely below in Liquidity and Capital Resources.

	April 30,
Interest Expense	2025	2024	Change
	(dollar amounts in thousands)
Three months ended	$(6,436)	$(6,611)	$175	(2.6)%
Percentage of total revenue	(6.6)%	(6.2)%
Interest expense did not materially change during the three months ended April 30, 2025 as compared to the three months ended April 30, 2024. For more information, see Note 6, Debt, in the notes to condensed consolidated financial statements in this Quarterly Report.
Other Income (Expense), Net
Other income (expense), net consists primarily of gains and losses on foreign currency transactions.

	April 30,
Other Income (Expense), net	2025	2024	Change
	(dollar amounts in thousands)
Three months ended	$2,613	$(850)	$3,463	(407.4)%
Percentage of total revenue	2.7%	(0.8)%
Other Income (expense), net increased during three months ended April 30, 2025 as compared to the three months ended April 30, 2024 due to favorable changes in foreign exchange rates.
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

	April 30,
Provision for (Benefit from) Income Taxes	2025	2024	Change
	(dollar amounts in thousands)
Three months ended	$622	$408	$214	52.5%
Percentage of loss before provision for income taxes	(1.1)%	(0.6)%

The provision for income taxes did not materially fluctuate during the three months ended April 30, 2025 as compared to the three months ended April 30, 2024.
Liquidity and Capital Resources
Sources of Liquidity
ChargePoint’s primary sources of liquidity are our cash and cash equivalents, cash generated from sales to customers, debt financing, and sales of common stock under the ATM Facility.
ChargePoint’s primary requirements for liquidity and capital are to finance working capital, inventory management, capital expenditures and general corporate purposes. ChargePoint expects these needs to continue as ChargePoint develops and grows its business. ChargePoint has incurred net losses and negative cash flows from operations since its inception, which it anticipates will continue for the foreseeable future.

As of April 30, 2025, ChargePoint had cash and cash equivalents and restricted cash of $196.3 million. As of January 31, 2025, ChargePoint had cash and cash equivalents and restricted cash of $225.0 million. ChargePoint believes that its cash on hand and cash generated from sales to customers will satisfy its working capital and capital requirements for at least the next twelve months.
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

2027 Revolving Credit Facility
On July 27, 2023, ChargePoint entered into a revolving credit agreement by and among the Company as the parent guarantor, ChargePoint, Inc. (the “Borrower”), certain subsidiaries of the Borrower as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for senior secured revolving credit facility in an initial aggregate principal amount of up to $150.0 million, with a maturity date of January 1, 2027 (the “2027 Revolving Credit Facility”). Pursuant to the Credit Agreement, the Borrower may from time to time arrange for one or more increases in the commitments under the 2027 Revolving Credit Facility in an aggregate principal amount not to exceed $150.0 million, subject to obtaining the consent of the lenders participating in any such increase. In October 2023, the Company entered into an amendment to the Credit Agreement to, among other things, permit the Company to complete the Notes Amendment.
As of April 30, 2025, the Borrower had no borrowings outstanding or letters of credit under the 2027 Revolving Credit Facility and, as a result, had a borrowing capacity of up to $150.0 million.
For additional details on the 2027 Revolving Credit Facility refer to Part I, Item 1, Note 6, “Debt,” in ChargePoint’s notes to condensed consolidated financial statements in this Quarterly Report.
Shelf Registration and ATM Facility
On July 1, 2022, ChargePoint filed a registration statement on Form S-3 (File No. 333-265986) with the SEC (that was declared effective by the SEC on July 12, 2022), which permits ChargePoint to offer up to $1.0 billion of shares of Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time (the “Shelf Registration Statement”). As part of the Shelf Registration Statement, ChargePoint filed a prospectus supplement registering for sale from time to time up to $500.0 million shares of Common Stock pursuant to a sales agreement (the “ATM Facility”). During the three months ended April 30, 2025, there were no sales of the Company’s Common Stock pursuant to the ATM Facility. As of April 30, 2025, $151.2 million of shares of Common Stock remained available for sale pursuant to the ATM Facility.

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
Cash Flows
For the Three Months Ended April 30, 2025 and 2024
The following table sets forth a summary of ChargePoint’s cash flows for the periods indicated:

	Three Months ended April 30,
	2025	2024
	(in thousands)
Net cash provided by (used in) provided by:
Operating activities	$(32,968)	$(62,542)
Investing activities	(1,060)	(3,468)
Financing activities	2,437	1,042
Effects of exchange rates on cash, cash equivalents, and restricted cash	2,969	(583)
Net decrease in cash, cash equivalents, and restricted cash	$(28,622)	$(65,551)
Net Cash Used in Operating Activities
During the three months ended April 30, 2025, net cash used in operating activities was $33.0 million, consisting primarily of a net loss of $57.1 million and change in net operating assets of $9.9 million, partially offset by an add back of non-cash charges of $34.1 million. The noncash charges consisted primarily of $17.9 million of stock-based compensation expense, $1.6 million of reserves and other costs, $7.8 million of depreciation, amortization, and amortization of deferred contract acquisition costs, $9.4 million non-cash interest expenses, and $0.9 million of non-cash operating lease cost, offset by $3.5 million of foreign currency transaction gains. The change in operating assets and liabilities was mainly driven by a decrease in accounts payable, operating lease liabilities, and accrued and other liabilities of $6.4 million, and an increase in prepaid expenses and other assets of $10.7 million, offset by a decrease in inventories of $2.8 million and an increase in deferred revenue of $4.4 million.
During the three months ended April 30, 2024, net cash used in operating activities was $62.5 million, consisting primarily of a net loss of $71.8 million and change in net operating assets of $30.8 million, partially offset by an add back of non-cash charges of $40.1 million. The noncash charges consisted primarily of $21.6 million of stock-based compensation expense, $8.8 million of inventory reserves and other costs, $8.2 million of depreciation, amortization, and amortization of deferred contract acquisition costs, $0.9 million of non-cash operating lease cost, and $0.5 million in foreign currency transaction losses. The change in operating assets and liabilities was mainly driven by increases in inventories of $25.0 million and prepaid expenses and other assets of $2.9 million and decrease in accounts payable, operating lease liabilities, and accrued and other liabilities of $11.3 million, offset by decrease in accounts receivable, net, of $4.8 million and an increase in deferred revenue of $3.5 million.
Net Cash Used In Investing Activities
During the three months ended April 30, 2025, net cash used in investing activities was $1.1 million related to purchases of property and equipment.
During the three months ended April 30, 2024, net cash used in investing activities was $3.5 million related to purchases of property and equipment.
Net Cash Provided by Financing Activities
During the three months ended April 30, 2025, net cash provided by financing activities was $2.4 million, consisting of proceeds from the issuance of Common Stock under employee equity plans of $1.3 million, net of tax withholding, and change in driver funds and amounts due to customers of $1.1 million.
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
Other than the policies noted in Part I, Item 1, Note 2, Summary of Significant Accounting Policies, in the Company’s notes to condensed consolidated financial statements in this Quarterly Report, there have been no material changes to its critical accounting policies and estimates as compared to those disclosed in its audited consolidated financial statements as of January 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2025.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
ChargePoint is exposed to market risk for changes in interest rates. ChargePoint had cash and cash equivalents and restricted cash totaling $196.3 million as of April 30, 2025. Cash equivalents are invested primarily in money market funds. ChargePoint’s investment policy is focused on the preservation of capital and supporting its liquidity needs. Under the policy, ChargePoint historically invests in highly rated securities issued by the U.S. government, and short duration or liquid money market funds. ChargePoint does not invest in financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments. ChargePoint utilizes external investment managers who adhere to the guidelines of its investment policy.
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
Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies can impact ChargePoint’s net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 10% would not result in a material foreign currency loss on foreign-denominated balances as of April 30, 2025. There was no material change in ChargePoint’s foreign currency risk during the three months ended April 30, 2025 compared to the same period in 2024.
At this time, ChargePoint does not enter into financial instruments to hedge its foreign currency exchange risk, but it may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
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
ChargePoint’s management, with participation of its Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of ChargePoint’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that ChargePoint’s disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, ChargePoint’s internal control over financial reporting.

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
ChargePoint incurred net losses of $277.1 million for the fiscal year ended January 31, 2025 and had net loss of $57.1 million for the three months ended April 30, 2025. As of April 30, 2025, ChargePoint had an accumulated deficit of $1,948.6 million. ChargePoint incurred negative cash flows from operating activities of $33.0 million for the three months ended April 30, 2025. ChargePoint believes it will continue to incur significant operating expenses and net losses in future quarters for the near term. There can be no assurance that it will be able to achieve or maintain profitability in the future. ChargePoint’s potential profitability is particularly dependent upon the continued adoption of EVs by consumers and fleet operators and the widespread adoption of electric fleets and other electric transportation modalities, each of which are still in the early stages of widespread adoption and may not occur with the volume and timing that ChargePoint expects.
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
In addition, there are other means for charging EVs, which could affect the level of demand for onsite charging capabilities at businesses. For example, Tesla Inc. has opened its supercharger network up to non-Tesla EVs, which could reduce overall demand for EV charging at other sites, including those using ChargePoint’s networked charging systems (“Networked Charging Systems”).In addition to competition from established EV charging station network providers, third-party contractors can provide basic electric charging capabilities to potential customers seeking to have on-premises EV charging capability or individual customers seeking home charging. Finally, many EV charging manufacturers, including ChargePoint, are offering home charging equipment, which could reduce demand for on-premise charging capabilities of potential customers and reduce the demand for onsite charging capabilities if EV owners find charging at home to be sufficient.
Further, ChargePoint’s current or potential competitors may be acquired by third-parties with greater available resources, may have ready access to the capital markets for additional funding, or may operate in lower cost manufacturing or development geographies, such as Asia or Latin America. As a result, competitors may be able to respond more quickly and effectively than ChargePoint to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. ChargePoint’s competitors, either as the result of such competitor’s market position, available human and capital resources advantages or industrial scale may be able to influence EV adoption or the overall market for EV charging, in both North America and Europe. In addition, competitors may in the future establish cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace. This competition may also materialize in the form of costly intellectual property disputes or litigation involving ChargePoint. If ChargePoint fails to compete with third-parties with greater available resources, is unable to successfully influence state, local and federal governmental policies with respect to the EV charging market like its competitors or successfully partner with cooperative industry efforts in the EV charging market, its growth and revenue will be limited which would adversely affect its business and results of operations.
New competitors or alliances may emerge in the future that have greater market share, more widely adopted proprietary technologies, greater marketing expertise and greater financial resources, which could put ChargePoint at a competitive disadvantage. Future competitors could also be better positioned to serve certain sectors of ChargePoint’s current or future target markets, which could create price pressure, in North America and Europe. In light of these factors, even if ChargePoint believes its offerings are more effective and higher quality than those of its competitors, current or potential customers may purchase its competitor’s solutions if they are less expensive or more widely available. If ChargePoint fails to adapt to changing market conditions or compete successfully with existing EV charging station providers or new competitors, its growth and revenue will be limited which would adversely affect its business and results of operations.

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
ChargePoint’s agreements with its channel partners are non-exclusive and do not prohibit them from working with ChargePoint’s competitors or offering competing solutions, and some of ChargePoint’s channel partners may have more established relationships with ChargePoint’s competitors. Similarly, ChargePoint’s channel partners have no obligations to renew their agreements with ChargePoint on commercially reasonable terms or at all, and certain of the agreements governing these relationships may be terminated by either party at any time, with no or limited notice. Further, in May 2025, ChargePoint announced a strategic partner relationship with an industry leading power management company to co-develop new products and facilitate sales and distribution of ChargePoint’s products and services through such partner’s channel network. If ChargePoint fails to execute or perform its obligations under the strategic relationship or the strategic partner fails to meet sales targets, execute marketing strategies, or successfully execute sales processes, ChargePoint’s reputation, customer relationships, revenue and financial performance could be adversely affected.
If ChargePoint’s channel partners choose to place greater emphasis on products of their own or those offered by ChargePoint’s competitors or as a result of an acquisition, competitive factors, ChargePoint’s strategic channel partnership, or for other reasons do not continue to market and sell ChargePoint’s solutions in an effective manner or at all, ChargePoint’s ability to grow its business and sell its products may be adversely affected. In addition, ChargePoint’s failure to recruit additional channel partners, or any reduction or delay in their sales of ChargePoint solutions and subscriptions, including because of economic uncertainty, or due to conflicts between channel sales and ChargePoint’s direct sales force may harm ChargePoint’s results of operations. Finally, even if ChargePoint is successful in establishing and maintaining relationships with channel partners, these relationships may not result in greater customer usage of ChargePoint’s solutions and professional services or increased revenue.
Failure to effectively expand ChargePoint’s sales and marketing capabilities could harm its ability to increase its customer base and achieve broader market acceptance of its solutions.
ChargePoint’s ability to grow its customer base, achieve broader market acceptance, grow revenue, and achieve and sustain profitability will depend, to a significant extent, on its ability to effectively expand its sales and marketing operations and activities. Sales and marketing expenses represent a significant percentage of ChargePoint’s total revenue, and its operating results will suffer if sales and marketing expenditures do not contribute significantly to increasing revenue. ChargePoint is substantially dependent on its channel partners and direct sales force to obtain new customers. ChargePoint must expend considerable time, effort and cost to train and support its channel partners’ sales forces and there is no guarantee that such efforts will be successful or result in an increase of sales of ChargePoint products or an increase in its revenues. If ChargePoint is unable to successfully train and develop the sales forces of its channel partners, including its strategic channel partnership, or if ChargePoint fails to adequately execute on such arrangements, ChargePoint’s revenues may suffer which would adversely affect its business and results of operations.
Additionally, ChargePoint may not be able to recruit, hire and retain a sufficient number of sales personnel, which may adversely affect its ability to expand its sales capabilities. New hires require significant training and time before they achieve full productivity, particularly in new sales territories. Recent hires and planned hires may not become as productive as quickly as anticipated and ChargePoint may be unable to hire or retain sufficient numbers of qualified individuals. Furthermore, hiring sales personnel in new countries can be costly, complex and time-consuming, and requires additional set up and upfront costs that may be disproportionate to the initial revenue expected from those countries. There is significant competition for direct sales personnel with strong sales skills and technical knowledge. ChargePoint’s ability to achieve significant revenue growth in the future will depend, in large part, on its success in recruiting, training, incentivizing and retaining a sufficient number of qualified direct sales personnel and on such personnel attaining desired productivity levels within a reasonable amount of time. ChargePoint’s business will be harmed if continuing investment in its sales and marketing capabilities does not generate a significant increase in revenue.
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

The U.S. government has implemented a general 10% tariff on all imports from countries not exempted under certain trade reciprocity criteria. In addition, elevated tariffs have been imposed on imports from major trading partners, including

China, Mexico, Canada, and members of the EU. Impacted countries have and in the future may impose retaliatory tariffs, and such actions could give rise to an escalation of other trade measures by the countries subject to such tariffs. While the application of certain previously announced tariffs have been delayed, there is no guarantee that the tariffs will not go into effect and there is the possibility that additional United States tariffs may be imposed on Canada, Mexico, China, members of the EU and other countries. Trade restrictions and increased tariffs between the United States and countries like Canada, Mexico China and members of the EU may result in adverse economic conditions, increase the costs of goods sold and result in a recession or the threat of a recession. For example, the United States automotive manufacture industry is particularly sensitive to the impact of tariffs on the increased costs of manufacturing and selling vehicles, which may result in substantial increases to the cost of vehicles to consumers, including EVs. Because ChargePoint is substantially reliant on the increased adoption and sales of new EVs, if there is any downturn in the sales of EVs or consumers reduce their purchases of new EVs, either because the vehicles are more expensive or as the result of a general downturn in the overall economy as the result of the tariffs, ChargePoint’s customers may reduce their need for EV infrastructure development and ChargePoint’s business, financial results and results of operations may be harmed.
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
Disruptions in the manufacturing, delivery and overall supply chain of EV manufacturers and suppliers have in the past and may in the future result in additional costs and, to a lesser extent, component shortages, and have led to fluctuations in EV sales in markets around the world. Increased demand for personal electronics and trade restrictions that affect raw materials have contributed in the past and may in the future result in a shortfall of components and supplies, such as semiconductor chips, which has caused supply challenges both within and outside of ChargePoint’s industry. Supply chain challenges, component shortages and heightened logistics costs have previously adversely affected ChargePoint’s gross margins and may do so again in the future. ChargePoint may need to incur additional costs to expedite delivery of components and replacement parts used in charging stations or in providing installation or maintenance services or to proactively increase inventory. In the event ChargePoint is required to take such actions, ChargePoint may need to raise its prices, impose surcharges or other fees or refuse to negotiate discounts.
ChargePoint may also experience significant interruptions of its manufacturing operations, delays in its ability to deliver products, or increased costs as a result of:
•the failure or inability to accurately forecast demand and obtain sufficient quantities of components, materials or replacement parts on a cost-effective basis;
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
In addition to the tariffs recently imposed on China, the United States has imposed extensive export controls, targeted primarily at the semiconductor industry, in China. If China retaliates to such measures or there is a conflict between China and Taiwan, which is a leading producer of semiconductors, there could be further disruption to the semiconductor industry and global supply chains. ChargePoint or the suppliers it procures components from may be unable to manufacture products at prices ChargePoint’s customers would accept, or at all. Any inability to pass on future increased costs to customers would put downward pressure on ChargePoint’s gross margins and adversely affect ChargePoint’s business, results of operations and financial condition. In addition, while ChargePoint has not yet experienced a direct impact to its supply chain due to the conflict between Russia and Ukraine, conflicts in the Middle East or rising political tensions with China, ChargePoint may experience an impact in the future due to increased fuel and shipping costs, limited supply of or tariffs imposed on components or replacement parts used by ChargePoint in its manufacturing process or the automotive industry in general, and delays caused by changes to global shipping routes and logistics. Such adverse impacts on ChargePoint’s supply chain could limit its ability to manufacture and sell its products on a timely and cost-effective basis and adversely affect its gross margins, which could materially adversely affect ChargePoint’s business and results of operations.
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
Demand for EVs may also be affected by factors directly impacting automobile prices or the cost of purchasing and operating automobiles, such as sales and financing incentives, prices of raw materials and parts and components, the cost of electricity for charging as compared to fossil fuels and governmental regulations, including tariffs, import regulation and other taxes. Volatility in demand or delays in EV production due to global supply chain constraints or due to changes in vehicle manufacturers’ EV product goals may lead to lower vehicle unit sales, which may result in reduced demand for EV charging solutions and therefore adversely affect ChargePoint’s business, financial condition and operating results.

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
For example, the Infrastructure Investment and Jobs Act signed into law on November 15, 2021 provided additional funding for EVs and EV charging infrastructure through the creation of new programs and grants and the expansion of existing programs, including the $7.5 billion National Electric Vehicle Infrastructure (“NEVI”) Program for EV charging along highway corridors. On February 6, 2025, the Federal Highway Administration (“FHWA”) published a memo indicating new guidance for NEVI will be issued in the spring of 2025, which may change program requirements, state plans, and qualifications for future awards.
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
ChargePoint’s future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. ChargePoint plans to incur significant research and development costs in the future as part of its efforts to design, develop, manufacture and introduce new products and enhance existing products. ChargePoint’s research and development expenses were $33.5 million during the three months ended April 30, 2025, and $141.3 million, $220.8 million, and $195.0 million during the fiscal years ended January 31, 2025, 2024 and 2023, respectively, and may grow in the future. Further, ChargePoint’s research and development program may not produce successful results, and its new products may not achieve market acceptance, create additional revenue or become profitable.
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
In addition, automobile manufacturers may choose to utilize their own proprietary systems, which could lock out competition for EV charging stations, or to use their size and market position to influence the market, which could limit ChargePoint’s market and reach to customers, negatively impacting its business. For example, many of the major EV manufacturers have announced the adoption of the North American Charging Standard (“NACS”) for charging ports in their future EV models. It is possible that other charging or similar standards may be introduced into the emerging EV market by EV manufacturers, EV charging infrastructure suppliers and other market participants which may not be compatible with ChargePoint’s products or technologies and cause ChargePoint to have to adapt its business, processes or services to comply with such standard, which may require significant time and research and development costs and, as a result, may have a material and adverse effect on ChargePoint’s revenue or results of operations,

Further, should regulatory bodies impose charging standards that are not compatible with ChargePoint’s products or infrastructure, ChargePoint may incur significant costs to adapt its business model to the new regulatory standards, which may require significant time and, as a result, may have a material and adverse effect on ChargePoint’s revenue or results of operations.
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
ChargePoint believes that the successful use of its Networked Charging Systems and ChargePoint Platform requires a high level of support and engagement for many of its customers, particularly its fleet and commercial customers. In order to deliver appropriate customer support and engagement, ChargePoint must successfully assist its customers in deploying and continuing to use ChargePoint’s Networked Charging Systems and ChargePoint Platform tools, resolving performance issues, addressing interoperability challenges with a customers’ existing information technology or fuel management platforms and responding to Networked Charging Systems component failures or replacement parts, as well as charging station performance and reliability issues that may arise from time to time.
ChargePoint provides support to its commercial, fleet and residential Networked Charging Systems owners and operators. Such support services are generally provided under its extended warranty program (“Assure”), including proactive charging station monitoring, guaranteed service response times and labor and parts warranties. ChargePoint further provides support for EV drivers connecting to and utilizing ChargePoint’s software platform and its network of EV charging stations, including customer support services and mobile services. ChargePoint’s support organization faces additional challenges associated with its international operations, including those associated with delivering support, training, and documentation in languages other than English. If ChargePoint fails to maintain high-quality customer support or comply with support requirements under its software platform or Assure warranty program, ChargePoint may incur additional costs, be obligated to provide refunds, rebates or pay performance penalties to its customers and EV charging station owners, or suffer the cancellation of software and Assure warranty agreements, the occurrence of any of which may increase ChargePoint’s expenses and costs or result in less revenue for ChargePoint, which may adversely affect ChargePoint’s reputation, business, results of operations, and financial condition.
In addition to providing direct customer support, ChargePoint also relies on channel partners in order to provide frontline support to some of its customers, including with respect to commissioning, maintenance, component part replacements and repairs of charging stations. If ChargePoint’s channel partners do not provide support to the satisfaction of ChargePoint’s customers, ChargePoint may be required to hire additional personnel and to invest in additional resources in order to provide an adequate level of support, generally at a higher cost than that associated with its channel partners, which may increase ChargePoint’s costs and expenses and adversely affect ChargePoint’s gross margins. There can be no assurance that ChargePoint will be able to hire sufficient support personnel as and when needed. To the extent that ChargePoint is unsuccessful in hiring, training, and retaining adequate support personnel, its ability to provide high-quality and timely support to its customers will be negatively impacted and its customers’ satisfaction with its software platform and EV charging stations could be adversely affected. Any failure to maintain high-quality customer support, or a market perception that ChargePoint does not maintain high-quality customer support, could adversely affect ChargePoint’s reputation, business, results of operations, and financial condition, particularly with respect to its fleet customers (see also “Risks Related to ChargePoint’s Business--Supply chain disruptions, component shortages, increased tariffs, manufacturing interruptions or delays could adversely affect ChargePoint’s ability to meet customer demand, lead to higher costs, and adversely affect ChargePoint’s business and results of operations.”).
ChargePoint’s business will depend on customers renewing their services subscriptions. If customers do not continue to use its subscription offerings or if they fail to add more stations, its business and operating results will be adversely affected.
In addition to selling Networked Charging Systems, ChargePoint also depends on customers continuing to subscribe to its software platform and Assure warranty coverages. Therefore, it is important that customers renew their subscriptions when the contract term expires and add additional charging stations and services to their subscriptions. Customers may decide not to renew their subscriptions with a similar contract period, at the same prices or terms or with the same or a greater number of users, stations or level of functionality. Customer retention may decline or fluctuate as a result of a number of factors, including satisfaction with software and features, functionality of the charging stations, prices, features and pricing of competing products, reductions in spending levels, mergers and acquisitions involving customers and deteriorating general economic conditions.
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
ChargePoint may be unable to meet the ongoing reporting demands as a public company, including the requirements of the Sarbanes-Oxley Act of 2022 (“Sarbanes-Oxley”), and may be unable to accurately report its financial results, or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Sarbanes-Oxley, when and as applicable, could also potentially subject ChargePoint to sanctions or investigations by the SEC or other regulatory authorities. Any failure to maintain or implement required new or improved controls, or any difficulties ChargePoint encounters in their implementation, could result in additional material weaknesses, cause ChargePoint to fail to meet its reporting obligations or result in material misstatements in its financial statements which could result in violations of applicable securities laws, stock exchange listing requirements, and the covenants under ChargePoint’s debt agreements, subject ChargePoint to litigation and investigations, negatively affect investor confidence in ChargePoint’s financial statements, and adversely impact its stock price and its ability to access capital markets. Furthermore, if ChargePoint cannot provide reliable financial reports, provide management’s attestation on internal controls pursuant to Section 404 of Sarbanes-Oxley, or prevent material misstatements due to fraud or error, its business and results of operations could be harmed, and investors could lose confidence in its reported financial information. ChargePoint can give no assurance that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or any circumvention of these controls. In addition, even if ChargePoint is successful in strengthening its internal controls and procedures, in the future those internal controls and procedures may not be adequate to prevent or sufficiently identify irregularities or errors or to facilitate the fair presentation of ChargePoint’s financial statements.
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
Additionally, ChargePoint’s operations are subject to significant income, withholding and other tax obligations in the United States and may become subject to taxes in numerous additional state, local and non-U.S. jurisdictions with respect to its income, operations and subsidiaries related to those jurisdictions. ChargePoint’s after-tax profitability and financial results could be subject to volatility or be affected by numerous factors, including (a) the availability of tax deductions, credits, exemptions, refunds (including refunds of value added taxes) and other benefits to reduce ChargePoint’s tax liabilities, (b) changes in the valuation of ChargePoint’s deferred tax assets and liabilities, (c) expected timing and amount of the release of any tax valuation allowances, (d) tax treatment of stock-based compensation, (e) changes in the relative amount of ChargePoint’s earnings subject to tax in the various jurisdictions in which ChargePoint operates or has subsidiaries, (f) the potential expansion of ChargePoint’s business into or otherwise becoming subject to tax in additional jurisdictions, (g) changes to ChargePoint’s existing intercompany structure (and any costs related thereto) and business operations, (h) the extent of ChargePoint’s intercompany transactions and the extent to which taxing authorities in the relevant jurisdictions respect those intercompany transactions and (i) ChargePoint’s ability to structure ChargePoint’s operations in an efficient and competitive manner. Due to the complexity of multinational tax obligations and filings, ChargePoint may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. Outcomes from these audits or examinations could have an adverse effect on ChargePoint’s after-tax profitability and financial condition. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with ChargePoint’s intercompany charges, cross-

jurisdictional transfer pricing or other matters and assess additional taxes. If ChargePoint does not prevail in any such disagreements, its profitability may be affected.
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

ChargePoint faces exposure to foreign currency exchange rate fluctuations which could have a material and adverse effect on its results of operations.
ChargePoint conducts transactions with its vendors and customers, as well as intercompany transactions, in currencies other than the U.S. Dollar, primarily the British Pound, Euro, Canadian Dollar and Indian Rupee. ChargePoint records revenues, cost of goods sold and operating expenses in the currencies of its subsidiaries where the transactions take place. As ChargePoint continues to grow its international operations, the amount of our revenues and expenditures that are denominated in foreign currencies will continue to increase in the future. Accordingly, changes in the value of foreign currencies relative to the U.S. Dollar could affect ChargePoint’s revenue and operating results due to transactional and translational remeasurements that are reflected in its results of operations. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in ChargePoint’s business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause ChargePoint’s results of operations to differ from its expectations or the expectations of its investors, the trading price of ChargePoint’s common stock could be adversely affected. ChargePoint does not currently maintain a program to hedge exposures in foreign currencies. However, in the future, ChargePoint may use derivative instruments, such as foreign currency forward and option contracts, to hedge exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if ChargePoint is unable to structure effective hedges with such instruments.
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

ChargePoint’s Common Stock is currently traded on the New York Stock Exchange (“NYSE”) under the symbol “CHPT”. The NYSE has requirements that a company must meet in order to remain listed on the NYSE. In particular, NYSE rules require ChargePoint to maintain a minimum trading price of $1.00 per share of its Common Stock (the “Bid Price Requirement”). If the closing bid price of ChargePoint’s common stock falls below $1.00 per share for 30 consecutive trading days or if ChargePoint does not meet other listing requirements, it would fail to be in compliance with NYSE listing standards. There can be no assurance that ChargePoint will continue to meet the Bid Price Requirement, or any other listing requirement in the future.

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
ChargePoint may raise additional capital through the issuance of equity or debt securities in the future. In that event, the ownership of existing ChargePoint stockholders would be diluted and the value of the stockholders' equity in Common Stock could be reduced. If ChargePoint raised more equity capital from the sale of Common Stock, institutional or other investors may negotiate terms more favorable than the current prices of ChargePoint’s Common Stock. If ChargePoint issues debt securities, the holders of the debt would have a claim to ChargePoint assets that would be prior to the rights of stockholders until the debt is repaid. Interest on these debt securities would increase costs and could negatively impact operating results. In April 2022, ChargePoint completed a private placement of $300.0 million of aggregate principal amount of convertible notes with an original maturity date of April 1, 2027, which were subsequently amended in October 2023 to, among other things, extend the maturity date of the convertible notes until April 1, 2028 (the “2028 Convertible Notes” and such amendment, the “Notes Amendment”). The 2028 Convertible Notes may decrease ChargePoint’s business flexibility and access to capital, require a significant amount of cash to service, dilute the ownership interest of existing stockholders and otherwise depress the price of its Common Stock, and delay or hinder an otherwise beneficial takeover of the Company. On July 1, 2022, ChargePoint filed a Registration Statement on Form S-3 (File No. 333-265986), which permits ChargePoint to offer up to $1.0 billion shares of ChargePoint Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time (the “Shelf Registration Statement”). Further, as part of the Shelf Registration Statement, ChargePoint may also sell shares of its Common Stock in “at-the-market” offerings pursuant to that certain common stock sales agreement dated July 1, 2022, by and among ChargePoint and the underwriters thereto (the “ATM Facility”). As of April 30, 2025, $151.2 million of shares of Common Stock remained available for sale pursuant to the ATM Facility. The sale of a substantial number of shares of ChargePoint Common Stock pursuant to the ATM Facility, the Shelf Registration Statement or otherwise, or anticipation of any such sales, could cause the trading price of ChargePoint’s Common Stock to decline or make it more difficult for ChargePoint to sell equity or equity-related securities in the future at a time and at a price that ChargePoint might otherwise desire. In addition, issuances of any shares of ChargePoint Common Stock sold pursuant to the ATM Facility or any securities sold pursuant to the Shelf Registration Statement will have a dilutive effect on our existing stockholders.
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
ChargePoint’s ability to make scheduled payments of the principal of, to pay interest on, or to refinance its indebtedness, including the amounts payable under the 2028 Convertible Notes and any amounts draw under the 2027 Revolving Credit Facility, depends on its future performance, which is subject to economic, financial, competitive, and other factors beyond its control. ChargePoint’s business may not generate cash flow from operations in the future sufficient to service its indebtedness and make necessary capital expenditures. Interest on the 2028 Convertible Notes is payable semi-annually in arrears on April 1 and October 1, and the 2028 Convertible Notes will mature on April 1, 2028, unless redeemed, repurchased or converted in accordance with their terms prior to such date. While ChargePoint can elect to make any interest payment in cash, paid in kind through an increase in the principal amount of the 2028 Convertible Notes, referred to as PIK Interest, or any combination thereof, to the extent ChargePoint elects PIK Interest, the 2028 Convertible Notes bear interest at a rate of 8.50% per annum, compared to 7.00% per annum to the extent paid in cash. For the interest periods from April 1 2024 through April 1, 2025, ChargePoint elected the option of paying PIK Interest which increased the effective interest rate payable on the 2028 Convertible Notes, increased the capitalized principal amount of the 2028 Convertible Notes and may increase dilution to ChargePoint’s stockholders to the extent the 2028 Convertible Notes are converted into shares of Common Stock pursuant to their terms. See Note 6, Debt in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, under “2028 Convertible Notes” for more information related to ChargePoint’s election of PIK Interest payments.
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
As of April 30, 2025, the warrants to purchase Common Stock were exercisable for 34,499,436 shares of Common Stock. Any shares of ChargePoint’s Common Stock issued upon exercise of warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of ChargePoint’s Common Stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(a)None
(b)None
(c)Securities Trading Plans for Executive Officers and Directors
During the three months ended April 30, 2025, none of ChargePoint’s directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS
(a)Exhibits:

Exhibit No.	Description
10.1+*	Offer Letter, dated August 16, 2024, between ChargePoint, Inc. and David Vice.
31.1+	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2+	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________

+ Filed herewith.
*    Denotes management compensatory plan, contract or arrangement.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 6, 2025

CHARGEPOINT HOLDINGS, INC.

	By:	/s/ Mansi Khetani
	Name:	Mansi Khetani
	Title:	Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)