Form 10-Q
period 2025-07-31
ChargePoint Holdings, Inc.
filed 2025-09-08
CIK 1777393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2025
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

The registrant had outstanding 23,353,260 shares of common stock as of August 29, 2025.

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

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ChargePoint Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data, unaudited)

	July 31, 2025	January 31, 2025
Assets
Current assets:
Cash and cash equivalents	$194,123	$224,571
Restricted cash	400	400
Accounts receivable, net of allowance of $18,000 as of July 31, 2025 and $20,100 as of January 31, 2025	96,014	95,906
Inventories	212,407	209,262
Prepaid expenses and other current assets	30,481	36,435
Total current assets	533,425	566,574
Property and equipment, net	29,713	35,361
Intangible assets, net	65,130	66,175
Operating lease right-of-use assets	13,171	14,680
Goodwill	222,155	207,540
Other assets	6,660	7,845
Total assets	$870,254	$898,175

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$72,470	$64,050
Accrued and other current liabilities	132,411	124,679
Deferred revenue	115,096	105,017
Total current liabilities	319,977	293,746
Deferred revenue, noncurrent	135,201	134,198
Debt, noncurrent	309,414	297,092
Operating lease liabilities	13,176	15,267
Deferred tax liabilities	12,308	12,036
Other long-term liabilities	9,463	8,365
Total liabilities	799,539	760,704
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock: $0.0001 par value; 1,000,000,000 shares authorized as of July 31, 2025 and January 31, 2025; 23,357,878 and 22,805,115 shares issued and outstanding as of July 31, 2025 and January 31, 2025, respectively (1)	2	2
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of July 31, 2025 and January 31, 2025; zero shares issued and outstanding as of July 31, 2025 and January 31, 2025	—	—
Additional paid-in capital	2,089,566	2,054,340
Accumulated other comprehensive loss	(4,115)	(25,433)
Accumulated deficit	(2,014,738)	(1,891,438)
Total stockholders’ equity	70,715	137,471
Total liabilities and stockholders’ equity	$870,254	$898,175

(1) Amounts have been adjusted to reflect 1-for-20 reverse stock split that became effective on July 28, 2025. See Note 1, “Description of Business and Basis of Presentation” for additional details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Three months ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Revenue
Networked Charging Systems	$50,421	$64,146	$102,480	$129,520
Subscriptions	39,896	36,191	77,916	69,636
Other	8,273	8,202	15,834	16,426
Total revenue	98,590	108,539	196,230	215,582
Cost of revenue
Networked Charging Systems	46,492	59,234	95,130	120,300
Subscriptions	15,534	18,558	30,900	36,300
Other	5,836	5,162	11,486	9,787
Total cost of revenue	67,862	82,954	137,516	166,387
Gross profit	30,728	25,585	58,714	49,195
Operating expenses
Research and development	36,479	36,510	69,989	72,562
Sales and marketing	25,033	36,699	51,225	71,698
General and administrative	28,193	15,122	50,317	34,819
Total operating expenses	89,705	88,331	171,531	179,079
Loss from operations	(58,977)	(62,746)	(112,817)	(129,884)
Interest income	1,132	2,118	2,296	5,326
Interest expense	(6,849)	(6,560)	(13,285)	(13,171)
Other income (expense), net	(323)	(38)	2,290	(888)
Net loss before income taxes	(65,017)	(67,226)	(121,516)	(138,617)
Provision for income taxes	1,162	1,648	1,784	2,056
Net loss	$(66,179)	$(68,874)	$(123,300)	$(140,673)
Weighted average shares outstanding - Basic and Diluted (1)	23,196,534	21,376,634	23,076,430	21,271,738
Net loss per share - Basic and Diluted (1)	$(2.85)	$(3.22)	$(5.34)	$(6.61)
(1) Amounts have been adjusted to reflect 1-for-20 reverse stock split that became effective on July 28, 2025. See Note 1, “Description of Business and Basis of Presentation” for additional details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, unaudited)

	Three months ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Net loss	$(66,179)	$(68,874)	$(123,300)	$(140,673)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,206	2,047	21,318	(27)
Other comprehensive income (loss)	1,206	2,047	21,318	(27)
Comprehensive loss	$(64,973)	$(66,827)	$(101,982)	$(140,700)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data, unaudited)

	Common Stock (1)		Additional Paid-In Capital (1)	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2025	22,805,115	$2	$2,054,340	$(25,433)	$(1,891,438)	$137,471
Issuance of common stock under stock plans, net of tax withholding	175,317	—	19	—	—	19
Issuance of common stock upon ESPP purchase	101,976	—	1,269	—	—	1,269
Stock-based compensation	—	—	16,838	—	—	16,838
Net loss	—	—	—	—	(57,121)	(57,121)
Other comprehensive income	—	—	—	20,112	—	20,112
Balances as of April 30, 2025	23,082,408	$2	$2,072,466	$(5,321)	$(1,948,559)	$118,588
Issuance of common stock under stock plans, net of tax withholding	278,291	—	(37)	—	—	(37)
Stock-based compensation	—	—	17,196	—	—	17,196
Net loss	—	—	—	—	(66,179)	(66,179)
Other comprehensive income	—	—	—	1,206	—	1,206
Fractional share adjustment due to reverse stock split	(2,821)	—	(59)	—	—	(59)
Balances as of July 31, 2025	23,357,878	$2	$2,089,566	$(4,115)	$(2,014,738)	$70,715

	Common Stock (1)		Additional Paid-In Capital (1)	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2024	21,055,836	$2	$1,957,972	$(15,926)	$(1,614,372)	$327,676
Issuance of common stock under stock plans, net of tax withholding	108,169	—	498	—	—	498
Issuance of common stock under ESPP purchase	92,677	—	3,025	—	—	3,025
Stock based compensation	—	—	20,598	—	—	20,598
Net loss	—	—	—	—	(71,799)	(71,799)
Other comprehensive loss	—	—	—	(2,074)	—	(2,074)
Balances as of April 30, 2024	21,256,682	$2	$1,982,093	$(18,000)	$(1,686,171)	$277,924
Issuance of common stock under stock plans, net of tax withholding	284,846	—	1,024	—	—	1,024
Stock based compensation	—	—	18,769	—	—	18,769
Net loss	—	—	—	—	(68,874)	(68,874)
Other comprehensive income	—	—	—	2,047	—	2,047
Balances as of July 31, 2024	21,541,528	$2	$2,001,886	$(15,953)	$(1,755,045)	$230,890
(1) Amounts have been adjusted to reflect 1-for-20 reverse stock split that became effective on July 28, 2025. See Note 1, “Description of Business and Basis of Presentation” for additional details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended July 31,
	2025	2024
Cash flows from operating activities
Net loss	$(123,300)	$(140,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,854	14,896
Non-cash operating lease cost	1,784	1,863
Stock-based compensation	36,079	40,369
Amortization of deferred contract acquisition costs	1,687	1,578
Paid-in-kind non-cash interest expense	9,397	—
Foreign currency transactions (gain) loss	(3,922)	605
Reserves and other	4,281	12,683
Changes in operating assets and liabilities:
Accounts receivable, net	2,636	7,636
Inventories	3,338	(28,429)
Prepaid expenses and other assets	3,374	(8,160)
Accounts payable, operating lease liabilities, and accrued and other liabilities	3,295	(23,229)
Deferred revenue	8,377	7,155
Net cash used in operating activities	(39,120)	(113,706)
Cash flows from investing activities
Purchases of property and equipment	(2,358)	(7,301)
Net cash used in investing activities	(2,358)	(7,301)
Cash flows from financing activities
Proceeds from the issuance of common stock under employee equity plans, net of tax withholding	1,251	4,548
Change in driver funds and amounts due to customers	6,838	2,378
Net cash provided by financing activities	8,089	6,926
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,941	(66)
Net decrease in cash, cash equivalents, and restricted cash	(30,448)	(114,147)
Cash, cash equivalents, and restricted cash at beginning of period	224,971	357,810
Cash, cash equivalents, and restricted cash at end of period	$194,523	$243,663

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Cash Flows - (continued)
Six Months Ended July 31, 2025 and 2024
(in thousands, unaudited)

	Six Months Ended July 31,
	2025	2024
Supplementary cash flow information
Cash paid for interest	$302	$10,366
Cash paid for taxes	$1,860	$1,185
Supplementary cash flow information on noncash investing and financing activities
Right-of-use assets obtained in exchange for lease liabilities	$—	$1,897
Acquisitions of property and equipment included in accounts payable and accrued and other current liabilities	$341	$491

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
Basis of Presentation
The condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended January 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2025, which provides a more complete discussion of the Company’s accounting policies and certain other information. The information as of January 31, 2025, included on the condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position as of July 31, 2025, the results of operations for the three and six months ended July 31, 2025 and 2024, and cash flows for the six months ended July 31, 2025 and 2024. The results of operations for the three and six months ended July 31, 2025, are not necessarily indicative of the results that may be expected for the year ending January 31, 2026.
The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has been engaged in developing and marketing its Networked Charging Systems, subscriptions and other offerings, raising capital, and recruiting personnel and it has incurred net operating losses and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of July 31, 2025, the Company had an accumulated deficit of $2,014.7 million.
The Company’s principal sources of liquidity are its cash and cash equivalents, cash generated from sales to customers, debt financing (as described in Note 6, Debt), and sales of Common Stock. The Company had cash, cash equivalents and restricted cash of $194.5 million as of July 31, 2025. Cash outflow from operations was $39.1 million and $113.7 million for the six months ended July 31, 2025 and 2024, respectively. As of the date on which these condensed consolidated financial statements were issued, the Company believes that its cash on hand, together with cash generated from sales to customers, will satisfy its working capital and capital requirements for at least the next twelve months following the issuance of the consolidated financial statements. The Company’s assessment of the period of time its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties. The Company’s actual results could vary as a result of, and its near- and long-term future capital requirements will depend on, many factors, including its growth rate, subscription renewal activity, the timing and extent of spending to support its acquisitions, infrastructure and research and development efforts, the expansion of sales and marketing activities, the timing of new introductions of products or features, the continuing market adoption of its Networked Charging Systems and ChargePoint Platform, and the overall market acceptance

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
of EVs. The Company has and may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. The Company has based its estimates on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. The Company may be required to seek additional equity or debt financing. Future liquidity and cash requirements will depend on numerous factors, including market penetration, the introduction of new products, and potential acquisitions of related businesses or technology. If additional financing is required from outside sources, the Company may not be able to raise it on acceptable terms or at all. If the Company is unable to raise additional capital when desired, or if it cannot expand its operations or otherwise capitalize on its business opportunities because it lacks sufficient capital, the Company may need to reorganize its operations including through further reductions in its workforce and its business, operating results and financial condition would be materially adversely affected.
Reclassifications
Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the presentation of the current year condensed consolidated financial statements. These reclassifications had no effect on consolidated net loss, or stockholders’ equity as previously reported.
Reverse Stock Split

On July 28, 2025, the Company effected a 1-for-20 reverse stock split of the Company’s Common Stock (the "Reverse Stock Split"). As a result of the Reverse Stock Split, every 20 shares of the Company’s Common Stock issued and outstanding were automatically reclassified into one new share of Common Stock. Proportionate adjustments were also made to (i) the exercise prices, share based vesting criteria and the number of shares underlying the Company’s outstanding equity awards, as applicable, (ii) the number of shares issuable under the Company’s equity incentive plans and certain existing agreements, (iii) the number of shares purchasable upon exercise, and/or the exercise prices, of the Company’s outstanding warrants to purchase shares of the Company’s Common Stock and (iv) the conversion rate of the Company’s convertible notes in accordance with the indenture governing the convertible notes. The Reverse Stock Split did not decrease the number of authorized shares of Common Stock and preferred stock or otherwise affect the par value of the Common Stock. No fractional shares were issued in connection with the Reverse Stock Split and any fractional shares resulting from the Reverse Stock Split were rounded down to the nearest whole share. Stockholders who were otherwise entitled to receive fractional shares as a result of the Reverse Stock Split were paid cash in lieu thereof. All shares of the Company’s Common Stock, per-share data and related information included in the accompanying condensed consolidated financial statements have been retroactively adjusted as though the Reverse Stock Split had been effected prior to all periods presented.
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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Concentration of credit risk with respect to trade accounts receivable is considered to be limited due to the diversity of the Company’s customer base and geographic sales areas. As of July 31, 2025, one customer individually accounted for 11% of total accounts receivable, net. As of January 31, 2025, no customer individually accounted for 10% or more of accounts receivable, net. For the three months ended July 31, 2025, one customer individually represented 11% of total revenue. For the six months ended July 31, 2025, no customer individually represented 10% or more of total revenue. For the three and six months ended July 31, 2024, no customer individually represented 10% or more of total revenue.
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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The reconciliation of cash, cash equivalents, and restricted cash to amounts presented in the condensed consolidated statements of cash flows were as follows:

	July 31, 2025	January 31, 2025
	(in thousands)
Cash and cash equivalents	$194,123	$224,571
Restricted cash	400	400
Total cash, cash equivalents, and restricted cash	$194,523	$224,971
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

As of July 31, 2025 and January 31, 2025, there were no assets or liabilities that were measured at fair value on a recurring basis.

There have been no Level 3 financial instruments outstanding since January 31, 2023.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Subscriptions revenue

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

In July 2025, the FASB issued Accounting Standard Update (ASU) 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This amendment introduces a practical expedient for the application of the current expected credit loss (“CECL”) model to current accounts receivable and contract assets. The amendment is effective beginning in the first quarter of fiscal year 2027 on a prospective basis, with early adoption permitted. The Company is currently evaluating the timing of adoption and impact of this amendment on the condensed consolidated financial statements and related disclosures.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
3.Goodwill and Intangible Assets
The following table summarizes the changes in carrying amounts of goodwill (in thousands):

Balance as of January 31, 2025	$207,540
Foreign exchange fluctuations	14,615
Balance as of July 31, 2025	$222,155
There was no impairment recognized for the three and six months ended July 31, 2025 and 2024.
The following table presents the details of intangible assets:

	July 31, 2025
	Cost (1)	Accumulated Amortization (1)	Net (1)	Useful Life
	(amounts in thousands, useful lives in years)
Customer relationships	$94,858	$(36,480)	$58,378	10
Developed technology	19,020	(12,268)	6,752	6
	$113,878	$(48,748)	$65,130
_______________
(1) Values are translated into U.S. Dollars at period-end foreign exchange rates.

	January 31, 2025
	Cost (1)	Accumulated Amortization (1)	Net (1)	Useful Life
	(amounts in thousands, useful lives in years)
Customer relationships	$87,724	$(29,371)	$58,353	10
Developed technology	17,868	(10,046)	7,822	6
	$105,592	$(39,417)	$66,175
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
The following table presents the amortization expense related to intangible assets:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)
Amortization expense	$3,178	$3,028	$6,219	$6,051

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4.Composition of Certain Financial Statement Items
Inventories
Inventories consisted of the following:

	July 31, 2025	January 31, 2025
	(in thousands)
Raw materials	$7,741	$5,902
Finished goods and components	204,666	203,360
Total Inventories	$212,407	$209,262
Prepaid expense and other current assets
Prepaid expense and other current assets consisted of the following:

	July 31, 2025	January 31, 2025
	(in thousands)
Prepaid expense	$10,988	$15,961
Other current assets	19,493	20,474
Total Prepaid Expense and Other Current Assets	$30,481	$36,435
Property and Equipment, net
Property and equipment, net consisted of the following:

	July 31, 2025	January 31, 2025
	(in thousands)
Machinery and equipment	$36,243	$39,786
Owned and operated systems	27,189	31,880
Tooling	16,271	16,524
Computers and software	10,069	9,937
Leasehold improvements	9,410	9,289
Furniture and fixtures	1,466	1,683
Construction in progress	733	751
	101,381	109,850
Less: Accumulated depreciation	(71,668)	(74,489)
Total Property and Equipment, Net	$29,713	$35,361
The following table presents the depreciation expense:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)
Depreciation expense	$3,748	$4,423	$7,635	$8,844

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	July 31, 2025	January 31, 2025
	(in thousands)
Accrued expenses	$37,288	$37,187
Customer funds	20,671	17,440
Taxes payable	19,072	17,294
Refundable driver deposits	18,360	17,201
Payroll and related expenses	13,534	12,064
Accrued losses on purchase commitments	9,572	11,928
Other current liabilities	13,914	11,565
Total Accrued and Other Current Liabilities	$132,411	$124,679

Revenue
Revenue consisted of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)
United States	$76,846	$76,818	$151,720	$155,633
Rest of World	21,744	31,721	44,510	59,949
Total revenue	$98,590	$108,539	$196,230	$215,582
Deferred Revenue
The following table shows the total deferred revenue for each period presented.

	July 31, 2025	January 31, 2025
	(in thousands)
Deferred revenue	$250,297	$239,215
The following table shows the revenue recognized that was included in the deferred revenue balance at the beginning of the period.

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)
Deferred revenue recognized	$29,478	$27,975	$60,823	$59,777
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancellable contracted amounts that will be invoiced and recognized as revenue in future periods. Revenue expected to be recognized from remaining performance obligations was $264.8 million as of July 31, 2025, of which 46% is expected to be recognized over the next twelve months.

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
During the six months ended July 31, 2025, no further restructuring charges related to the September 2024 Reorganization were incurred. The following table summarizes the charges by line item within the Company’s condensed consolidated statements of operations for the year ended January 31, 2025:

Severance and employment-related termination costs
(in thousands)
Cost of revenue	$961
Research and development	2,867
Sales and marketing	5,066
General and administrative	933
Total	$9,827
During the six months ended July 31, 2025, changes to the restructuring-related liabilities were primarily due to cash disbursements of severance and employment-related exit costs. As of July 31, 2025, no restructuring-related liabilities remained in accrued and other current liabilities. As of January 31, 2025, $0.4 million in restructuring-related liabilities remained in accrued and other current liabilities.
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
During the six months ended July 31, 2025, no further restructuring charges related to the January 2024 Reorganization were incurred. The following table summarizes the charges by line item within the Company’s consolidated statements of operations where they were recorded in the fiscal year ended January 31, 2024:

	Severance and employment-related termination costs	Facility and other contract terminations	Total
	(in thousands)
Cost of revenue	$632	$—	$632
Research and development	7,540	—	7,540
Sales and marketing	500	—	500
General and administrative	1,274	2,708	3,982
Total	$9,946	$2,708	$12,654
As of July 31, 2025 and January 31, 2025, restructuring liabilities related to the January 2024 Reorganization were $1.1 million entirely related to severance and employment-related exit costs.

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
During the six months ended July 31, 2025, no further restructuring charges related to the September 2023 Reorganization were incurred. The following table summarizes the September 2023 Reorganization charges by line item within the Company’s statements of operations for the year ended January 31, 2024:

	Severance and employment-related termination costs	Facility and other contract terminations	Total
	(in thousands)
Cost of revenue	$996	$—	$996
Research and development	4,183	—	4,183
Sales and marketing	1,343	—	1,343
General and administrative	890	8,189	9,079
Total	$7,412	$8,189	$15,601
As of July 31, 2025, restructuring liabilities related to the September 2023 Reorganization were $0.2 million, including $0.1 million severance and employment-related costs and $0.1 million in facility exit costs. As of January 31, 2025, restructuring liabilities related to the September 2023 Reorganization were $0.3 million, including $0.1 million severance and employment-related exit cost and $0.2 million in facility exit cost.
6.Debt

2028 Convertible Notes
The following table presents the Company’s convertible debt outstanding:

	July 31, 2025	January 31, 2025
	(in thousands)
Gross amount	$326,042	$312,750
Debt discount and issuance costs	(16,628)	(15,658)
Carrying amount	$309,414	$297,092

Estimated fair value (Level 2 Inputs)	$251,000	$233,000

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the Company’s interest expense:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)
2028 Convertible Notes
Interest expense for Cash Interest and PIK Interest	$4,898	$5,250	$13,500	$10,515
PIK Fair Value Adjustment	—	—	(3,895)	—
Amortization of debt discount and issuance costs	1,571	985	2,925	1,970
2027 Revolving Credit Facility
Amortization of debt issuance costs	227	212	454	423
Commitment fees	153	153	301	303
Total interest expense	$6,849	$6,600	$13,285	$13,211
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
The Original Convertible Notes are convertible, based on the applicable conversion rate, into cash, shares of the Company’s Common Stock or a combination thereof, at the Company’s election. At the time of issuance, the initial conversion rate was 2.0806 shares of Common Stock per $1,000 principal amount, which is equivalent to a conversion price of approximately $480.63 per share of the Company’s Common Stock. The convertible note conversion rates and conversion price amounts presented in this paragraph have been updated to reflect the Reverse Stock Split as discussed Note 1, Description of Business and Basis of Presentation.
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
The Original Convertible Notes are redeemable, in whole or in part, at the Company’s option at any time on or after April 21, 2025, and before the 41st scheduled trading day immediately before the maturity date. The redemption price will be equal to the aggregate principal amount of the Original Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, a holder may elect to convert its Original Convertible Notes during any such redemption period, in which case the applicable conversion rate may be increased in certain circumstances if the Original Convertible Notes are converted after they are called for redemption.
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
On October 24, 2023, the Original Convertible Notes were amended to (1) extend the maturity date from April 1, 2027 to April 1, 2028, (2) increase the Cash Interest rate to 7.0% from 3.5% and PIK Interest rate to 8.5% from 5.0%, (3) increase the initial conversion rate to 4.1667 shares per $1,000 principal amount of the convertible notes from 2.0806 shares per $1,000 principal amount of the convertible notes, which represented a revised initial conversion price of approximately $240.00 per share, and (4) revise the make-whole table to reflect the revised terms of the convertible notes (herein, “2028 Convertible Notes”). The convertible note conversion rates and conversion price amounts presented in this paragraph have been updated to reflect the Reverse Stock Split as discussed Note 1, Description of Business and Basis of Presentation.
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
During the six months ended July 31, 2025, the Company elected the option of PIK Interest through the issuance of additional Original Convertible Notes of $13.3 million. On the date of issuance, the fair value of the PIK note, measured using

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Level 2 inputs, was $9.4 million, which represents debt discount of $3.9 million, which will be amortized to interest expense over the contractual term of the note.
Amortization of debt discount and issuance costs is reported as a component of interest expenses and is computed using the straight-line method over the term of the 2028 Convertible Notes, which approximates the effective interest method. As of July 31, 2025, the effective interest rate on the 2028 Convertible Notes was approximately 10.0%.
The estimated fair value of the 2028 Convertible Notes, valued using Level 2 fair value inputs, as of July 31, 2025 and April 30, 2025 was $251.0 million and $233.0 million, respectively.
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
As of July 31, 2025, the Borrower had no borrowings outstanding under the 2027 Revolving Credit Facility. The Borrower also had no letters of credit outstanding under the Credit Agreement as of July 31, 2025, and as a result, had a borrowing capacity of up to $150.0 million.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7.Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services related to, but not limited to, manufacturing, facilities and professional services under non-cancellable contracts. They were not recorded as liabilities on the condensed consolidated balance sheets as of July 31, 2025, as the Company had not yet received the related goods or services.
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
Class Action Litigation

A class action lawsuit alleging violations of federal securities laws was filed on November 29, 2023 in the U.S. District Court for the Northern District of California (the “NorCal Court”) against the Company and certain of its former officers (the “Class Defendants”). A second class action lawsuit (together with the November 2023 Class Action, the “Class Actions”) was filed against the Class Defendants on January 22, 2024. On May 16, 2024, the NorCal Court consolidated the Class Actions into one action captioned Khan v. ChargePoint Holdings, Inc., et al., Case No. 23-cv-06172-NW, appointed two lead plaintiffs, and appointed lead counsel. On July 19, 2024, Lead Plaintiffs filed a Consolidated Amended Complaint which purported to be on behalf of purchasers of the Company’s stock between December 7, 2021 and November 16, 2023. This Consolidated Amended Complaint alleged that the Class Defendants made materially false and misleading statements in violation of Section 10(b) and Rule 10b-5(b) of the Securities Exchange Act regarding, (1) ChargePoint’s handling of supply chain disruptions; (2) ChargePoint’s revenue; and (3) the value of ChargePoint’s inventory. Lead Plaintiffs also alleged the Class Defendants engaged in a scheme to prematurely recognize revenue in violation of Sections 10(b) and Rules 10b-5(a) and (c) of the Securities Exchange Act. The Class Defendants filed a motion to dismiss the Consolidated Amended Complaint on September 17, 2024, and the motion was fully briefed and scheduled to be heard on July 16, 2025. On July 8, 2025, pursuant to the parties’ stipulation, the NorCal Court vacated the hearing so Plaintiffs could file a Second Amended Complaint, which they did on July 22, 2025. The Second Amended Complaint alleges the same claims based on the same theories as the Consolidated Amended Complaint, but names an additional former officer as a Defendant and adds additional challenged statements made within the same Class Period. Pursuant to the NorCal Court’s scheduling order, Class Defendants intend to file a motion to dismiss the Second Amended Complaint by September 17, 2025. The motion is scheduled to be fully briefed by October 8, 2025, and heard on October 22, 2025. A Case Management Conference is scheduled to be held concurrently with the motion to dismiss hearing.
Derivative Actions

On January 5, 2024, a ChargePoint stockholder purporting to act on behalf of the Company filed an action in the U.S. District Court for the District of Delaware against ChargePoint’s Board of Directors and certain of its former officers (“Derivative Defendants”), alleging that the Derivative Defendants breached their fiduciary duties to ChargePoint in connection with the same alleged events and alleged materially false and misleading statements asserted in the Class Actions described above. This action has been stayed. Four additional substantively duplicative actions were filed in the NorCal Court on January 8, 2024, March 1, 2024, May 2, 2024, and May 24, 2024. The complaints seek unspecified monetary damages and other relief. On September 23, 2024, the NorCal Court consolidated the four California actions into one action captioned In re ChargePoint Holdings, Inc. Derivative Litigation, Case No. 24-cv-00149-NW (“Consolidated Derivative Action”). On November 4, 2024, the NorCal Court entered an order staying the Consolidated Derivative Action pending resolution of Class Defendants’ motion to dismiss in the Class Action Litigation. A Case Management Conference for the Consolidated Derivative Action is scheduled to be held on October 22, 2025 concurrently with the Case Management Conference and motion to dismiss hearing for the Class Actions.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Letters of Credit
The Company had $0.4 million of secured letters of credit outstanding as of July 31, 2025 and January 31, 2025, respectively.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Leases
The Company leases its office facilities under non-cancelable operating leases with various lease terms. The Company also leases certain office equipment under operating lease agreements.
The following table presents future payments of lease liabilities under the Company's non-cancelable operating leases as of July 31, 2025 (in thousands):

(in thousands)
2026 (remaining six months)	$3,182
2027	5,822
2028	4,896
2029	4,285
2030	2,504
Total undiscounted operating lease payments	20,689
Less: imputed interest	(2,602)
Total operating lease liabilities	18,087
Less: current portion of operating lease liabilities	(4,911)
Operating lease liabilities, noncurrent	$13,176
8.Common Stock
As of July 31, 2025 and January 31, 2025, the Company was authorized to issue 1,000,000,000 shares of Common Stock, with a par value of $0.0001 per share. There were 23,357,878 and 22,805,115 shares issued and outstanding as of July 31, 2025 and January 31, 2025, respectively.
At-the-Market Offering
On July 1, 2022, ChargePoint filed a registration statement on Form S-3 (File No. 333-265986) with the SEC (that was declared effective by the SEC on July 12, 2022), which permitted the Company to offer up to $1.0 billion of Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time (the “2022 Shelf Registration Statement”). As part of the 2022 Shelf Registration Statement, ChargePoint filed a prospectus supplement registering for sale from time to time up to $500.0 million of Common Stock pursuant to a sales agreement (the “2022 ATM Facility”). The 2022 Shelf Registration Statement expired on July 12, 2025.
During the three months ended July 31, 2025 and July 31, 2024, there were no sales of the Company’s Common Stock pursuant to the 2022 ATM Facility. On July 11, 2025, ChargePoint terminated the 2022 ATM Facility.
9.Common Stock Warrants
The Company had outstanding warrants (Warrants) issued prior to 2021 to purchase shares of Common Stock. As of July 31, 2025, there were 1,724,971 Warrants outstanding, which are classified as equity.
There was no warrant activity during the six months ended July 31, 2025 and 2024.
Warrant activity is set forth below, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 1, Description of Business and Basis of Presentation:

Number of Warrants
Outstanding as of January 31, 2025	1,724,971
Warrants exercised	—
Outstanding as of July 31, 2025	1,724,971

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10.Equity Plans and Stock-based Compensation
The following sets forth the total stock-based compensation expense for employee equity plans included in the Company’s condensed consolidated statements of operations:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$1,251	$1,526	$2,474	$2,610
Research and development	9,174	10,731	17,788	19,033
Sales and marketing	2,876	4,463	5,955	9,905
General and administrative	4,915	2,049	9,862	8,820
Total stock-based compensation expense	$18,216	$18,769	$36,079	$40,368
As of July 31, 2025, the Company had unrecognized stock-based compensation expense related to RSUs and PRSUs (as defined below), and 2021 ESPP (as defined below) of $76.1 million, which is expected to be recognized over a weighted-average period of 2.1 years.
2021 Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (“2021 ESPP”) permits participants to purchase shares of the Company’s Common Stock at a discounted price through payroll deductions. As of July 31, 2025, 843,207 shares of Common Stock were available under the 2021 ESPP.
2021 Equity Incentive Plan
The 2021 Equity Incentive Plan (“2021 EIP”) allows the Company to grant stock options, stock appreciation rights, restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), and certain other awards. As of July 31, 2025, 850,448 shares of Common Stock were available under the 2021 EIP.
There were no options granted for the three and six months ended July 31, 2025.
Restricted Stock Units
A summary of RSUs outstanding under the 2021 EIP as of July 31, 2025 and changes during the fiscal year-to-date period then ended is presented in the following table, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 1, Description of Business and Basis of Presentation:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 31, 2025	1,827,940	$57.32
RSU granted	1,766,911	$12.70
RSU vested	(454,688)	$61.70
RSU forfeited	(184,397)	$38.76
Outstanding as of July 31, 2025	2,955,766	$31.13
Performance Restricted Stock Units
Market-Based PRSUs
Pursuant to the 2021 EIP, the Company grants PRSUs to certain officers, including the Company’s Chief Executive Officer. Vesting of the PRSUs is dependent upon the satisfaction of both market- and service-based conditions occurring at the

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

end of a four- or five- year period. The market-based condition is achieved if the closing price of the Company’s Common Stock is greater than or equal to the applicable stock price appreciation target over a specified period at any time during the period beginning the date of the grant and ending on the expiration date.
Performance-Based PRSUs
Performance-based PRSUs are granted to certain employees, including executive officers, with vesting based on the achievement of specific financial goals, such as EBITDA. The grant date fair value of performance-based PRSUs are valued based on the Company’s stock price at the grant date. Stock-based compensation expense is recognized over the requisite service period based on the number of units expected to vest, which is reassessed during each reporting period based on the Company’s evaluation of the probability of achieving the applicable performance conditions.
A summary of PRSUs outstanding under the 2021 EIP as of July 31, 2025 and changes during the fiscal year-to-date period then ended is presented in the following table, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 1, Description of Business and Basis of Presentation:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 31, 2025	186,646	$47.75
PRSUs granted	348,187	$12.52
PRSU forfeited	(36,015)	$54.68
Outstanding as of July 31, 2025	498,818	$22.65
Stock Options
2017 Plan and 2007 Plan
In fiscal year 2022, the Company terminated its 2017 Stock Option Plan (the “2017 Plan”) and 2007 Stock Option Plan (the “2007 Plan”).
A summary of options outstanding under the 2017 Plan and 2007 Plan as of July 31, 2025 and changes during the fiscal year-to-date period then ended is presented in the following table, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 1, Description of Business and Basis of Presentation:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2025	135,179	$15.34	3.9	$528
Options exercised	(3,155)	$12.80
Options cancelled	(10,891)	$14.76
Outstanding as of July 31, 2025	121,133	$15.46	3.6	$1
Options vested and expected to vest as of July 31, 2025	121,133	$15.46	3.6	$1
Exercisable as of July 31, 2025	121,133	$15.46	3.6	$1
11.Income Taxes
The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter. The effective income tax rate was (1.8)% and (2.5)% for the three months ended July 31, 2025 and 2024, respectively. The effective income tax rate was (1.5)% for both the six months ended July 31,

2025 and 2024. The effective tax rate differs from the U.S. statutory rate primarily due to the full valuation allowances on the Company’s net domestic deferred tax assets as it is more likely than not that all of the deferred tax assets will not be realized.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law in the United States. The OBBBA includes a broad range of tax reform provisions affecting businesses. The Company has reflected the estimated impact of the OBBBA in the year-to-date and quarterly tax provision as of July 31, 2025. The Company is evaluating the full impact on its tax provision and further analysis will be performed at year end; however, it is not expected to have a material impact on the Company’s effective tax rate due to the valuation allowance position.
12.Basic and Diluted Net Loss per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three and six months ended July 31, 2025 and 2024, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 1, Description of Business and Basis of Presentation:

	Three months ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(in thousands, except share and per share data)
Numerator:
Net loss	$(66,179)	$(68,874)	$(123,300)	$(140,673)
Denominator:
Weighted average common shares outstanding	23,196,534	21,376,634	23,076,430	21,271,738
Weighted average shares outstanding - Basic and Diluted	23,196,534	21,376,634	23,076,430	21,271,738

Net loss per share - Basic and Diluted	$(2.85)	$(3.22)	$(5.34)	$(6.61)
The potential shares of Common Stock that were excluded from the computation of diluted net loss per share attributable to common stockholders at each period end, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 1, Description of Business and Basis of Presentation, because including them would have had an antidilutive effect were as follows:

	July 31, 2025	July 31, 2024
2028 Convertible Notes (on an as-converted basis)	1,358,507	1,250,000
Options to purchase common stock	121,133	434,383
Restricted stock units	2,955,766	2,211,360
Common stock warrants	1,724,971	1,724,971
Employee stock purchase plan	572,471	316,575
Total potentially dilutive common share equivalents	6,732,848	5,937,289
PRSUs granted were excluded from the above table because the respective stock price and EBITDA targets have not been met as of July 31, 2025.

13.Subsequent Event
On September 8, 2025, ChargePoint entered into a new “at-the-market” sales agreement, by and between ChargePoint and the underwriter thereto, pursuant to which ChargePoint may from time to time sell shares of its Common Stock having an aggregate offering price of up to $150,000,000 (the “2025 ATM Facility”). Sales of ChargePoint Common Stock pursuant to the 2025 ATM Facility, if any, will be made under a new registration statement on Form S-3 that ChargePoint intends to file with the SEC following the filing of this Quarterly Report, which will facilitate offers of up to $400,000,000 of shares of ChargePoint Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time (the “2025 Shelf Registration Statement”).

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
ChargePoint generates revenue primarily through the sale of Networked Charging Systems, subscriptions to the ChargePoint Platform and extended parts and labor warranties (“Assure”). The Company also generates revenue, in some instances, by providing customers use of ChargePoint’s owned and operated Networked Charging Systems, ChargePoint Platform and Assure into a single multi-year or annual subscription (“ChargePoint as a Service” or “CPaaS”). Each of the ChargePoint Platform, Assure and CPaaS is typically paid for upfront and revenue is recognized ratably over the term of the subscription period.
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
Since its inception in 2007, ChargePoint has been engaged in developing and marketing its Networked Charging Systems, subscriptions and other offerings, raising capital and recruiting personnel. ChargePoint has incurred net operating losses and negative cash flows from operations in every year since its inception. As of July 31, 2025, ChargePoint had an accumulated deficit of $2,014.7 million. The Company’s principal sources of liquidity are its cash and cash equivalents, cash generated from sales to customers, debt financing (as described in Note 6, Debt) and sales of Common Stock under the 2022 ATM Facility (as defined in Note 8, Common Stock).
Reverse Stock Split
On July 28, 2025, ChargePoint effected a 1-for-20 reverse stock split of the Company’s Common Stock (the "Reverse Stock Split") and its shares began trading on a post-split basis on July 28, 2025. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the Reverse Stock Split. As a result of the Reverse Stock Split, shares of Common Stock, outstanding warrants, stock options, and restricted stock units were proportionately decreased (and the respective per share value and exercise prices, if applicable, were proportionately increased) and the conversion rate of the Company’s convertible notes was proportionately adjusted in accordance with the indenture governing the convertible notes (see Part I, Item 1, Note 1, Description of Business and Basis of Presentation in the notes to condensed consolidated financial statements in this Quarterly Report).

Key Factors Affecting Operating Results
ChargePoint believes its performance and future success depend on several factors that present significant opportunities for it but also pose risks and challenges, including those discussed below:
Growth in EV Adoption
ChargePoint believes its revenue growth is tied to the number of passenger and commercial EVs sold, which it believes drives the demand for EV charging infrastructure. The market for EVs is still rapidly evolving and although demand for EVs has grown in recent years, the rate of EV sales is highly volatile and there is no guarantee of future demand for EV sales, especially in the markets ChargePoint primarily services, such as North America and Europe. Factors impacting the adoption of EVs include but are not limited to perceptions about EV features, quality, safety, performance and cost; perceptions about the limited range over which EVs may be driven on a single battery charge; volatility in the cost of oil and gasoline; availability of services for EVs; consumers’ perception about the convenience, reliability and cost of charging EVs; and increases in fuel efficiency of internal combustion engine vehicles. Further, numerous EV auto manufacturers have announced delays in or modified their previously announced plans to migrate their manufacturing production to be solely or primarily EVs. In addition, macroeconomic factors, including reduction or elimination of governmental mandates and incentives and the impact of higher interest rates, inflation, tariffs and any potential economic recession, could impact demand for EVs, particularly since they can be more expensive to purchase than traditional gasoline-powered vehicles. Further, geopolitical factors, such as the ongoing conflict between Russia and Ukraine, conflicts in the Middle East, conflicts between the United States and China or between China and Taiwan may negatively impact the global automotive supply chain and reduce the manufacturing of automobiles, including EVs. If the market for EVs does not develop as expected, if there is any slow-down or delay in overall EV adoption, or if auto manufacturers delay their EV manufacturing rates or eliminate their plans to transition to predominately EV manufacturing, the rate of EV adoption may be adversely affected and the market for EV charging may not develop as a result and ChargePoint’s financial condition and results of operations could be materially and adversely impacted.

Macroeconomic Trends

ChargePoint has an international presence and as a result is subject to risks and uncertainties caused by significant events with macroeconomic impacts, including, but not limited to geopolitical events, including the ongoing Russia-Ukraine conflict, conflicts in the Middle East, rising political tensions with China, fluctuations in inflation and interest rates, monetary policy changes, financial services sector instability, recessions, global pandemics and foreign currency fluctuations. For instance, the U.S. government has implemented tariffs on all imports from countries not exempted under certain trade reciprocity criteria. In addition, elevated tariffs have been imposed on imports from major trading partners, including China, Mexico, Canada, and members of the European Union. Impacted countries have and in the future may impose retaliatory tariffs, and such actions could give rise to an escalation of other trade measures by the countries subjected to such tariffs. While the application of certain previously announced tariffs has been delayed, there is no guarantee that previously announced tariffs will not go into effect and there is the possibility that additional United States tariffs may be imposed on China, Mexico, Canada and other countries. Trade restrictions and increased tariffs between the United States and countries like China, Mexico and Canada may result in adverse economic conditions, increase the costs of goods sold and result in a recession or the threat of a recession. For example, the United States automotive manufacture industry is particularly sensitive to the impact of tariffs on the increased costs of manufacturing and selling vehicles, which may result in substantial increases to the cost of vehicles to consumers, including EVs. Because ChargePoint is substantially reliant on the increased adoption and sales of new EVs, if there is any downturn in the sales of EVs or consumers reduce their purchases of new EVs, either because the vehicles are more expensive or as the result of a general downturn in the overall economy as the result of the tariffs, ChargePoint’s customers may reduce their need for EV infrastructure development and ChargePoint’s business, financial results and results of operations may be harmed.

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
Impact of New Product Releases and Investments in Growth
As ChargePoint introduces new products its gross margins may be initially negatively impacted by launch costs and lower sales volumes until it achieves targeted cost reductions. Cost reductions may not occur on the timeline ChargePoint expects due to a number of factors, including but not limited to failure to meet its own estimates, unanticipated supply chain difficulties, government mandates or certification requirements. In addition, ChargePoint may accelerate its expenditures where it sees growth opportunities, which may negatively impact gross margin until upfront costs and inefficiencies are absorbed and normalized operations are achieved. Further, ChargePoint has historically invested in prioritizing an assurance of supply of its products and new customer acquisition, which puts pressure on gross margins and increases operating expenses. ChargePoint also continuously evaluates and may adjust its expenditures, such as new product introduction costs, based on its launch plans for new products, as well as other factors including the pace and prioritization of current projects under development and the addition of new projects. As ChargePoint attains higher revenue, it expects operating expenses as a percentage of total revenue to decrease as it scales and focuses on increasing operational efficiency and process automation.
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

For example, the Infrastructure Investment and Jobs Act signed into law on November 15, 2021 provided additional funding for EVs and EV charging infrastructure through the creation of new programs and grants and the expansion of existing programs, including the $7.5 billion National Electric Vehicle Infrastructure (“NEVI”) Program for EV charging along highway corridors. On August 11, 2025, the Federal Highway Administration (“FHWA”) issued new guidance, updating prior guidance which previously froze federal funds tied to NEVI and directed states to file updated implementation plans within 30 days. Separately, the One Big Beautiful Bill Act was signed into law which ended EV charging infrastructure tax credits previously made available under Section 30C and Section 30D of the Internal Revenue Code of 1986, as amended. Any other reduction in rebates, tax credits or other financial incentives for EVs or EV charging stations could materially reduce the demand for EVs and ChargePoint’s solutions and, as a result, may adversely impact ChargePoint’s business and expansion potential.

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
Subscriptions
Subscriptions revenue consists of revenue from ChargePoint Platform software, Assure extended maintenance plans, and CPaaS, which combines the customer’s use of ChargePoint’s owned and operated Networked Charging Systems with the ChargePoint Platform and Assure programs into a single, typically multi-year subscription.
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

	July 31,
Networked Charging Systems	2025	2024	Change
	(dollar amounts in thousands)
Three months ended	$50,421	$64,146	$(13,725)	(21.4)%
Percentage of total revenue	51.1%	59.1%

Six months ended	$102,480	$129,520	$(27,040)	(20.9)%
Percentage of total revenue	52.2%	60.1%
Networked Charging Systems revenue decreased during the three and six months ended July 31, 2025 compared to the three and six months ended July 31, 2024 primarily due to lower volume of Networked Charging Systems delivered across ChargePoint’s major product families.

	July 31,
Subscriptions	2025	2024	Change
	(dollar amounts in thousands)
Three months ended	$39,896	$36,191	$3,705	10.2%
Percentage of total revenue	40.5%	33.3%

Six months ended	$77,916	$69,636	$8,280	11.9%
Percentage of total revenue	39.7%	32.3%
Subscriptions revenue increased during the three and six months ended July 31, 2025 compared to the three and six months ended July 31, 2024 primarily due to the growth in the number of ChargePoint Platform subscriptions and Assure subscriptions for Networked Charging Systems connected to ChargePoint’s network.

	July 31,
Other Revenue	2025	2024	Change
	(dollar amounts in thousands)
Three months ended	$8,273	$8,202	$71	0.9%
Percentage of total revenue	8.4%	7.6%

Six months ended	$15,834	$16,426	$(592)	(3.6)%
Percentage of total revenue	8.1%	7.6%
Other revenue did not materially change during the three and six months ended July 31, 2025 compared to the three and six months ended July 31, 2024.
Cost of Revenue
Networked Charging Systems
ChargePoint uses contract manufacturers to manufacture its Networked Charging Systems. ChargePoint’s cost of revenue for the sale of Networked Charging Systems includes the contract manufacturer’s costs of finished goods and shipping and handling. Cost of revenue for the sale of Networked Charging Systems also consists of salaries and related personnel expenses, including stock-based compensation, warranty provisions, inventory obsolescence and write-downs, depreciation of manufacturing related equipment, and allocated facilities and information technology expenses. As revenue is recognized, ChargePoint accounts for estimated warranty cost as a charge to cost of revenue. The estimated warranty cost is based on historical and predicted product failure rates and repair expenses.
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

	July 31,
Cost of Networked Charging Systems Revenue	2025	2024	Change
	(dollar amounts in thousands)
Three months ended	$46,492	$59,234	$(12,742)	(21.5)%
Percentage of Networked Charging Systems revenue	92.2%	92.3%

Six months ended	$95,130	$120,300	$(25,170)	(20.9)%
Percentage of Networked Charging Systems revenue	92.8%	92.9%
Cost of Networked Charging Systems revenue decreased during the three and six months ended July 31, 2025 compared to the three and six months ended July 31, 2024 primarily due to a decrease in Networked Charging Systems delivered.

	July 31,
Cost of Subscriptions Revenue	2025	2024	Change
	(dollar amounts in thousands)
Three months ended	$15,534	$18,558	$(3,024)	(16.3)%
Percentage of subscriptions revenue	38.9%	51.3%

Six months ended	$30,900	$36,300	$(5,400)	(14.9)%
Percentage of subscriptions revenue	39.7%	52.1%
Cost of Subscriptions revenue decreased primarily due to a decrease in Assure maintenance costs during the three and six months ended July 31, 2025 compared to the three and six months ended July 31, 2024.

	July 31,
Cost of Other Revenue	2025	2024	Change
	(dollar amounts in thousands)
Three months ended	$5,836	$5,162	$674	13.1%
Percentage of other revenue	70.5%	62.9%

Six months ended	$11,486	$9,787	$1,699	17.4%
Percentage of other revenue	72.5%	59.6%
Cost of other revenue did not materially change during the three months ended July 31, 2025 compared to the three months ended July 31, 2024.
Cost of other revenue increased during the six months ended July 31, 2025 compared to the six months ended July 31, 2024 primarily due to higher driver-related processing costs on Networked Charging Systems.
Gross Profit and Gross Margin
Gross profit represents revenue less cost of revenue, and gross margin is gross profit expressed as a percentage of revenue. ChargePoint offers a range of Networked Charging Systems with significant variation in selling prices and associated gross margins. As a result, ChargePoint’s gross profit and gross margin have fluctuated in the past and are expected to continue to vary from period to period, driven by factors such as geographic, vertical and product mix.
In the long term, improvements in ChargePoint’s gross profit and gross margin will depend on its ability to continue to optimize its operations and supply chain as it increases its revenue. However, at least in the short term, as the product mix continues to vary and as ChargePoint continues to align inventory supply with demand and optimize for customer acquisition, launches new Networked Charging Systems, grows its presence in Europe where it has not yet achieved economies of scale, and expands its solutions for its fleet customers, gross margin will vary from period to period.

	July 31,
Gross Profit and Gross Margin	2025	2024	Change
	(dollar amounts in thousands)
Three months ended	$30,728	$25,585	$5,143	20.1%
Gross margin	31.2%	23.6%	7.6%

Six months ended	$58,714	$49,195	$9,519	19.3%
Gross margin	29.9%	22.8%	7.1%
Gross profit and gross margin both increased during the three and six months ended July 31, 2025 compared to the three and six months ended July 31, 2024 primarily due to an increase in subscription revenue growth as a percentage of total revenue and improvement in subscription margins.
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

	July 31,
Research and Development Expenses	2025	2024	Change
	(dollar amounts in thousands)
Three months ended	$36,479	$36,510	$(31)	(0.1)%
Percentage of total revenue	37.0%	33.6%

Six months ended	$69,989	$72,562	$(2,573)	(3.5)%
Percentage of total revenue	35.7%	33.7%
Research and development expenses did not materially change during the three months ended July 31, 2025 compared to the three months ended July 31, 2024.
Research and development expenses decreased during the six months ended July 31, 2025 compared to the six months ended July 31, 2024 primarily due to the Company’s reorganization plans taken in the prior periods and cost reduction measures resulting in decrease in personnel expenses.
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

	July 31,
Sales and Marketing Expenses	2025	2024	Change
	(dollar amounts in thousands)
Three months ended	$25,033	$36,699	$(11,666)	(31.8)%
Percentage of total revenue	25.4%	33.8%

Six months ended	$51,225	$71,698	$(20,473)	(28.6)%
Percentage of total revenue	26.1%	33.3%
Sales and marketing expenses decreased during the three months ended July 31, 2025 compared to the three months ended July 31, 2024 primarily due to a decrease in personnel expenses of $5.1 million, stock-based compensation of $1.6 million as a result of the Company’s September 2024 Reorganization (as described in Part I, Item 1, Note 5, Restructuring in the notes to condensed consolidated financial statements in this Quarterly Report), and decreases in bad debt expense of $3.9 million, and other marketing related expenses of $1.1 million.
Sales and marketing expenses decreased during the six months ended July 31, 2025 compared to the six months ended July 31, 2024 primarily due to a decrease in personnel expenses of $10.0 million and stock-based compensation expenses of $3.9 million as a result of the Company’s September 2024 Reorganization (as described in Part I, Item 1, Note 5, Restructuring in the notes to condensed consolidated financial statements in this Quarterly Report), and decreases in bad debt expense of $3.6 million, and other marketing and sales related expenses of $2.9 million.
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
We expect to continue managing and reducing our general and administrative expenses as we scale our business operations and operate as a public company. These expenses include costs related to compliance with SEC rules and regulations, legal and audit services, additional insurance, and other administrative and professional services.

	July 31,
General and Administrative Expense	2025	2024	Change
	(dollar amounts in thousands)
Three months ended	$28,193	$15,122	$13,071	86.4%
Percentage of total revenue	28.6%	13.9%

Six months ended	$50,317	$34,819	$15,498	44.5%
Percentage of total revenue	25.6%	16.2%
General and administrative expenses increased during the three months ended July 31, 2025 compared to the three months ended July 31, 2024 primarily due to non-recurring operating expenses of $9.4 million, stock-based compensation expenses of $2.9 million, and other operating expenses $1.8 million, offset by a decrease in personnel expenses of $1.0 million.
General and administrative expenses increased during the six months ended July 31, 2025 compared to the six months ended July 31, 2024 primarily due to non-recurring operating expenses of $14.0 million, other operating expenses of $2.9 million, and stock-based compensation expenses of $1.0 million, offset by a decrease in personnel expenses of $2.5 million.

Interest Income
Interest income consists primarily of interest earned on ChargePoint’s cash, cash equivalents and short-term investments.

	July 31,
Interest Income	2025	2024	Change
	(dollar amounts in thousands)
Three months ended	$1,132	$2,118	$(986)	(46.6)%
Percentage of total revenue	1.1%	2.0%

Six months ended	$2,296	$5,326	$(3,030)	(56.9)%
Percentage of total revenue	1.2%	2.5%
Interest income decreased during the three and six months ended July 31, 2025 as compared to the three and six months ended July 31, 2024 due to lower cash balances.
Interest Expense
Interest expense consists primarily of the interest on ChargePoint’s 2028 Convertible Notes that were originally issued in April 2022, and amended in October 2023, which are described more completely below in Liquidity and Capital Resources.

	July 31,
Interest Expense	2025	2024	Change
	(dollar amounts in thousands)
Three months ended	$(6,849)	$(6,560)	$(289)	4.4%
Percentage of total revenue	(6.9)%	(6.0)%

Six months ended	$(13,285)	$(13,171)	$(114)	0.9%
Percentage of total revenue	(6.8)%	(6.1)%
Interest expense did not materially change during the three and six months ended July 31, 2025 as compared to the three and six months ended July 31, 2024. For more information, see Part I, Item 1, Note 6, Debt, in the notes to condensed consolidated financial statements in this Quarterly Report.
Other Income (Expense), Net
Other income (expense), net consists primarily of gains and losses on foreign currency transactions.

	July 31,
Other Income (Expense), net	2025	2024	Change
	(dollar amounts in thousands)
Three months ended	$(323)	$(38)	$(285)	n.m.*
Percentage of total revenue	(0.3)%	—%

Six months ended	$2,290	$(888)	$3,178	n.m.*
Percentage of total revenue	1.2%	(0.4)%
* not meaningful

Other expense did not materially change during the three months ended July 31, 2025 as compared to the three months ended July 31, 2024.
Other Income (expense), net increased during six months ended July 31, 2025 as compared to the six months ended July 31, 2024 primarily due to favorable changes in foreign exchange rates.

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

	July 31,
Provision for (Benefit from) Income Taxes	2025	2024	Change
	(dollar amounts in thousands)
Three months ended	$1,162	$1,648	$(486)	(29.5)%
Percentage of loss before provision for income taxes	(1.8)%	(2.5)%

Six months ended	$1,784	$2,056	$(272)	(13.2)%
Percentage of loss before provision for income taxes	(1.5)%	(1.5)%

The provision for income taxes did not materially fluctuate during the three and six months ended July 31, 2025 as compared to the three and six months ended July 31, 2024.
Liquidity and Capital Resources
Sources of Liquidity
ChargePoint’s primary sources of liquidity are our cash and cash equivalents, cash generated from sales to customers, and debt financing.
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
As of July 31, 2025, ChargePoint had cash and cash equivalents and restricted cash of $194.5 million. As of January 31, 2025, ChargePoint had cash and cash equivalents and restricted cash of $225.0 million. ChargePoint believes that its cash on hand and cash generated from sales to customers will satisfy its working capital and capital requirements for at least the next twelve months.
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
Prior to the Notes Amendment, the Original Convertible Notes bore interest at 3.50% per annum, to the extent paid in cash (“Cash Interest”), which was payable semi-annually in arrears on April 1st and October 1st of each year or 5.00% per annum through the issuance of additional Original Convertible Notes. The 2028 Convertible Notes bear Cash Interest at 7.00% per annum or 8.50% per annum through the issuance of additional 2028 Convertible Notes (“PIK Interest”). The 2028 Convertible Notes are convertible, based on the applicable conversion rate, into cash, shares of ChargePoint Common Stock or a combination thereof, at ChargePoint’s election. The conversion rate of the 2028 Convertible Notes is 4.1667 shares of Common Stock per $1,000 principal amount, which is equivalent to a conversion price of approximately $240.00 per share of the Company’s Common Stock.
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
As of July 31, 2025, the Borrower had no borrowings outstanding or letters of credit under the 2027 Revolving Credit Facility and, as a result, had a borrowing capacity of up to $150.0 million.
For additional details on the 2027 Revolving Credit Facility refer to Part I, Item 1, Note 6, “Debt,” in ChargePoint’s notes to condensed consolidated financial statements in this Quarterly Report.
Shelf Registrations and ATM Facilities
On July 1, 2022, ChargePoint filed a registration statement on Form S-3 (File No. 333-265986) with the SEC (that was declared effective by the SEC on July 12, 2022), which permitted ChargePoint to offer up to $1.0 billion of shares of Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time (the “2022 Shelf Registration Statement”). As part of the 2022 Shelf Registration Statement, ChargePoint filed a prospectus supplement registering for sale from time to time up to $500.0 million shares of Common Stock pursuant to a sales agreement (the “2022 ATM Facility”). During the three months ended July 31, 2025, there were no sales of the Company’s Common Stock pursuant to the 2022 ATM Facility. On July 11, 2025, ChargePoint terminated the 2022 ATM Facility, effective immediately. The 2022 Shelf Registration Statement expired on July 12, 2025.
On September 8, 2025, ChargePoint entered into a new “at-the-market” sales agreement, by and between ChargePoint and the underwriter thereto, pursuant to which ChargePoint may from time to time sell shares of its Common Stock having an aggregate offering price of $150,000,000 (the “2025 ATM Facility”). Sales of ChargePoint Common Stock pursuant to the 2025 ATM Facility, if any, will be made under a new registration statement on Form S-3 that ChargePoint intends to file with the SEC following the filing of this Quarterly Report, which will facilitate offers of up to $400,000,000 of shares of ChargePoint Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time (the “2025 Shelf Registration Statement”).
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
ChargePoint may continue to opportunistically seek access to additional funds through public or private equity offerings or debt financings, including through potential sales of Common Stock under its 2025 ATM Facility and drawing down amounts under the 2027 Revolving Credit Facility. If ChargePoint raises funds by issuing equity securities or debt securities convertible into equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of Common Stock. If ChargePoint raises funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of Common Stock. The terms of debt securities or borrowings could impose significant restrictions on ChargePoint’s operations and expose ChargePoint to enhanced risks associated with rising interest rates and elevated inflation. The capital markets have in the past, and may in the future, experience periods of higher volatility that could impact the availability and cost of equity and debt financing.
ChargePoint’s principal use of cash in recent periods has been funding its operations and investing in capital expenditures. ChargePoint’s future capital requirements will depend on many factors, including its revenue growth rate, the timing and the amount of cash received from customers, its efforts to reduce operating expenses, the timing and extent of spending to support development efforts, expenses associated with its reorganizations, the introduction of network enhancements and the continuing market adoption of its Networked Charging Systems. In the future, ChargePoint may enter into arrangements to acquire or invest in complementary businesses, products and technologies. ChargePoint may be required to seek additional equity or debt financing beyond the amounts available to it pursuant to the 2025 ATM Facility and the 2027 Revolving Credit Facility.
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
Cash Flows
For the Six Months Ended July 31, 2025 and 2024
The following table sets forth a summary of ChargePoint’s cash flows for the periods indicated:

	Six Months Ended July 31,
	2025	2024
	(in thousands)
Net cash provided by (used in) provided by:
Operating activities	$(39,120)	$(113,706)
Investing activities	(2,358)	(7,301)
Financing activities	8,089	6,926
Effects of exchange rates on cash, cash equivalents, and restricted cash	2,941	(66)
Net decrease in cash, cash equivalents, and restricted cash	$(30,448)	$(114,147)
Net Cash Used in Operating Activities
During the six months ended July 31, 2025, net cash used in operating activities was $39.1 million, consisting primarily of a net loss of $123.3 million, change in net operating assets of $21.0 million and total non-cash charges of $63.2 million. The noncash charges consisted primarily of $36.1 million of stock-based compensation expense, $15.5 million of depreciation, amortization, and amortization of deferred contract acquisition costs, $9.4 million non-cash interest expenses, $4.3 million of reserves and other costs, and $1.8 million of non-cash operating lease cost, offset by $3.9 million of foreign currency transaction gains. The change in operating assets and liabilities was mainly driven by an increase in accounts payable, operating lease liabilities, and accrued and other liabilities of $3.3 million, and an increase in deferred revenue of $8.4 million, and decreases in prepaid expenses and other assets of $3.4 million, inventories of $3.3 million, and accounts receivable, net, of $2.6 million.
During the six months ended July 31, 2024, net cash used in operating activities was $113.7 million, consisting primarily of a net loss of $140.7 million and change in net operating assets of $45.0 million, partially offset by an add back of non-cash charges of $72.0 million. The noncash charges consisted primarily of $40.4 million of stock-based compensation expense, $12.7 million of reserves and other costs, $16.5 million of depreciation, amortization, and amortization of deferred contract acquisition costs, and $1.9 million of non-cash operating lease cost, and $0.6 million in foreign currency transaction losses. The change in operating assets and liabilities was mainly driven by increases in inventories of $28.4 million and prepaid expenses and other assets of $8.2 million and decrease in accounts payable, operating lease liabilities, and accrued and other liabilities of $23.2 million, offset by decrease in accounts receivable, net, of $7.6 million and an increase in deferred revenue of $7.2 million.
Net Cash Used In Investing Activities
During the six months ended July 31, 2025, net cash used in investing activities was $2.4 million related to purchases of property and equipment.

During the six months ended July 31, 2024, net cash used in investing activities was $7.3 million related to purchases of property and equipment.
Net Cash Provided by Financing Activities
During the six months ended July 31, 2025, net cash provided by financing activities was $8.1 million, consisting of proceeds from the issuance of Common Stock under employee equity plans of $1.3 million, net of tax withholding, and change in driver funds and amounts due to customers of $6.8 million.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
ChargePoint is exposed to market risk for changes in interest rates. ChargePoint had cash and cash equivalents and restricted cash totaling $194.5 million as of July 31, 2025. Cash equivalents are invested primarily in money market funds. ChargePoint’s investment policy is focused on the preservation of capital and supporting its liquidity needs. Under the policy, ChargePoint historically invests in highly rated securities issued by the U.S. government, and short duration or liquid money market funds. ChargePoint does not invest in financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments. ChargePoint utilizes external investment managers who adhere to the guidelines of its investment policy.
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
Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies can impact ChargePoint’s net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 10% would not result in a material foreign currency loss on foreign-denominated balances as of July 31, 2025. There was no material change in ChargePoint’s foreign currency risk during the three months ended July 31, 2025 compared to the same period in 2024.
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
ChargePoint’s management, with participation of its Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of ChargePoint’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that ChargePoint’s disclosure controls and procedures were effective at the reasonable assurance level as of July 31, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, ChargePoint’s internal control over financial reporting.

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
ChargePoint incurred net losses of $277.1 million for the fiscal year ended January 31, 2025 and had net loss of $123.3 million for the six months ended July 31, 2025. As of July 31, 2025, ChargePoint had an accumulated deficit of $2,014.7 million. ChargePoint incurred negative cash flows from operating activities of $39.1 million for the six months ended July 31, 2025. ChargePoint believes it will continue to incur significant operating expenses and net losses in future quarters for the near term. There can be no assurance that it will be able to achieve or maintain profitability in the future. ChargePoint’s potential profitability is particularly dependent upon the continued adoption of EVs by consumers and fleet operators and the widespread adoption of electric fleets and other electric transportation modalities, each of which are still in the early stages of widespread adoption and may not occur with the volume and timing that ChargePoint expects.
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
ChargePoint has encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in evolving industries. In addition, ChargePoint’s future growth rate is subject to a number of uncertainties, such as general economic and market conditions. In particular, ChargePoint has limited experience operating its business at its current scale under economic conditions characterized by high inflation, imposition of domestic and foreign tariffs, or in recessionary or uncertain economic environments. General economic and market conditions, consumer preferences, market demand, governmental and legislative initiatives or lack thereof, may diminish the rate of EV adoption or result in delays by EV manufacturers to transition their manufacturing to mostly or exclusively electric vehicles or cause EV manufacturers to eliminate their plans to transition to predominately EV manufacturing, and if such factors exist or persist, the demand for ChargePoint’s products and services could be adversely affected. If ChargePoint’s assumptions regarding these risks and uncertainties are incorrect or change in reaction to changes in the market or the economy, or if ChargePoint does not address these risks successfully, ChargePoint’s results of operations could differ materially from its expectations, and ChargePoint’s business, results of operations, and financial condition would be adversely affected.
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
In addition, there are other means for charging EVs, which could affect the level of demand for onsite charging capabilities at businesses. For example, Tesla, Inc. has opened its supercharger network up to non-Tesla EVs, which could reduce overall demand for EV charging at other sites, including those using ChargePoint’s networked charging systems (“Networked Charging Systems”). In addition to competition from established EV charging station network providers, third-party contractors can provide basic electric charging capabilities to potential customers seeking to have on-premises EV charging capability or individual customers seeking home charging. Finally, many EV charging manufacturers, including ChargePoint, are offering home charging equipment, which could reduce demand for on-premise charging capabilities of potential customers and reduce the demand for onsite charging capabilities if EV owners find charging at home to be sufficient.
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
ChargePoint derives a substantial portion of its overall revenue from the sale of Networked Charging Systems. ChargePoint believes the penetration of EVs in the United States and Europe is heavily reliant on EV availability, consumer adoption of EVs, the availability and reliability of EV infrastructure and government mandates and incentive programs tied to EV adoption. Any sustained downturn in demand for EVs or EV infrastructure, such as decreased demand in EV charging stations, would harm ChargePoint’s business. For example, increased interest rates, an overall slowdown in economic activity, a recession or the possibility of a recession in the United States or Europe, and increased tariffs, especially those targeted at the automotive industry may decrease the overall demand for EVs or EV infrastructure such as ChargePoint’s Networked Charging Systems. Any prolonged decrease in demand for Networked Charging Systems, or any delays in discretionary purchases of EV infrastructure, such as charging stations, by commercial, fleet or residential consumers may result in slowing growth or decreased revenue for ChargePoint which may adversely affect its gross margins and could materially adversely affect ChargePoint’s business and results of operations.
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
ChargePoint’s business depends on the economic health of its current and prospective customers and overall demand for EV charging infrastructure. In addition, the purchase of ChargePoint products and services is often discretionary and typically involves a significant commitment of capital and other resources. The United States, the European Union (“EU”), and the United Kingdom have experienced recently higher levels of inflation. In response, and due to recession fears, the U.S. Federal Reserve, the European Central Bank, and the Bank of England have in the recent past raised and have indicated they may maintain higher interest rates and implement fiscal policy interventions. While these interventions have resulted in lowering inflation in recent quarters, there is no guarantee that these measures will maintain lower inflation and it may be necessary for central banks to increase interests rates again in the future in the event high levels of inflation resume. These actions may also reduce economic growth rates, create a recession, and have other similar effects.

The U.S. government has implemented a general 10% tariff on all imports from countries not exempted under certain trade reciprocity criteria. In addition, elevated tariffs have been imposed on imports from major trading partners, including China, Mexico, Canada, and members of the EU. Impacted countries have and in the future may impose retaliatory tariffs, and such actions could give rise to an escalation of other trade measures by the countries subject to such tariffs. While the application of certain previously announced tariffs have been delayed, there is no guarantee that the tariffs will not go into effect and there is the possibility that additional United States tariffs may be imposed on Canada, Mexico, China, members of the EU and other countries. Trade restrictions and increased tariffs between the United States and countries like Canada, Mexico, China and members of the EU may result in adverse economic conditions, increase the costs of goods sold and result in a recession or the threat of a recession. For example, the United States automotive manufacture industry is particularly sensitive to the impact of tariffs on the increased costs of manufacturing and selling vehicles, which may result in substantial increases to the cost of vehicles to consumers, including EVs. Because ChargePoint is substantially reliant on the increased adoption and sales of new EVs, if there is any downturn in the sales of EVs or consumers reduce their purchases of new EVs, either because the vehicles are more expensive or as the result of a general downturn in the overall economy, ChargePoint’s customers may reduce their need for EV infrastructure development and ChargePoint’s business, financial results and results of operations may be harmed.
A downturn in macroeconomic conditions, including a resumption in the rise of inflation and interest rates; increases or changes in U.S. or global tariff policies and programs and any corresponding supply chain disruptions; global political and economic uncertainty; geopolitical tensions, such as the ongoing Russia-Ukraine conflict, conflicts in the Middle East and conflict or sanctions between the United States and China; a lack of availability of credit; financial services sector instability; a reduction in business confidence and activity; and other factors have in the past, and may in the future, negatively affect the industries to which ChargePoint sells its products and services. ChargePoint’s customers may suffer from reduced operating budgets, which could cause them to defer, reduce, or forego purchases of ChargePoint’s products or services. Moreover, competitors may respond to market conditions by lowering prices, which may make the prices for ChargePoint’s products and services less competitive or cause ChargePoint to reduce its prices, which in turn may reduce ChargePoint’s gross margins and adversely affect ChargePoint’s growth. Uncertainty about global and regional economic conditions, a downturn in the sale or delivery of EVs, or a reduction in EV infrastructure spending even if economic conditions are stable, could adversely impact ChargePoint’s business, financial condition, and results of operations.
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

•volatility in the availability and cost of materials or services, including rising prices due to inflation, imposition of tariffs, sanctions or any trade wars with countries that are critical to ChargePoint’s supply chain or contract manufacturing partners such as Mexico, China and Taiwan;
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
In addition to the tariffs recently imposed on China, the United States has imposed extensive export controls, targeted primarily at the semiconductor industry, in China. If China retaliates to such measures or there is a conflict between China and Taiwan, which is a leading producer of semiconductors, there could be further disruption to the semiconductor industry and global supply chains. ChargePoint or the suppliers it procures components from may be unable to manufacture products at prices ChargePoint’s customers would accept, or at all. Any inability to pass on future increased costs to customers would put downward pressure on ChargePoint’s gross margins and adversely affect ChargePoint’s business, results of operations and financial condition. In addition, while ChargePoint has not yet experienced a direct impact to its supply chain due to the conflict between Russia and Ukraine, conflicts in the Middle East or rising political tensions with China, ChargePoint may experience an impact in the future due to increased fuel and shipping costs, limited supply of, or tariffs imposed on, components or replacement parts used by ChargePoint in its manufacturing process or the automotive industry in general, and delays caused by changes to global shipping routes and logistics. Such adverse impacts on ChargePoint’s supply chain could limit its ability to manufacture and sell its products on a timely and cost-effective basis and adversely affect its gross margins, which could materially adversely affect ChargePoint’s business and results of operations.
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
In recent quarters ChargePoint announced a series of reorganization plans that were independently adopted (collectively, the “Reorganizations”) and intended to improve operational efficiencies and operating costs and better align ChargePoint’s workforce with current business needs, top strategic priorities, and key growth opportunities. ChargePoint may not realize, in full or in part, the anticipated benefits and savings from the Reorganizations due to unforeseen difficulties, delays or unexpected costs. If ChargePoint is unable to realize the expected operational efficiencies and cost savings from the Reorganizations, its operating results and financial condition would be adversely affected. In addition, ChargePoint may need to undertake additional workforce reductions or restructuring activities in the future.
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

ChargePoint’s business may be subject to heightened risks of cyber intrusion as nation-state hackers seek access to technology used by the U.S. government and as criminal enterprise hackers, which may or may not be affiliated with foreign governments, use ransomware attacks to disable critical infrastructure and extort companies for ransom payments. Cyber security organizations in many countries have in the past published warnings of increased cybersecurity threats to U.S. businesses, and external events, like the conflict between Russia and Ukraine, conflicts in the Middle East, or rising political tensions with China may increase the likelihood of cybersecurity attacks, particularly directed at energy, fueling or infrastructure service providers. ChargePoint has also been targeted by spear phishing attacks, in which an email directed at a specific individual or department is disguised to appear to be from a trusted source to obtain sensitive information. Any attempts by cyber attackers to disrupt ChargePoint’s services or systems, if successful, could harm its business, introduce liability to data subjects, result in the misappropriation of funds, be expensive to remedy, subject ChargePoint to substantial fines, penalties, damages and other liabilities under applicable laws and regulations, lead to a loss of protection of its intellectual property or trade secrets and damage its reputation or brand.
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
ChargePoint’s headquarter is located in the San Francisco Bay Area in an area projected to be vulnerable to future water scarcity and sea level rise due to climate change as well as in an active earthquake zone. The occurrence of a natural disaster such as an earthquake, drought, flood, fire (such as the increasingly frequent wildfires in California), localized extended outages of critical utilities (such as California’s public safety power shut-offs) or transportation systems, or any critical resource shortages could cause a significant interruption in its business, damage or destroy ChargePoint’s facilities or inventories, and cause it to incur significant costs, any of which could harm its business, financial condition and results of operations. The insurance ChargePoint maintains against fires, earthquakes and other natural disasters may not be adequate to cover losses in any particular case.
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
ChargePoint believes there are seasonal factors that may cause ChargePoint to record higher revenue in some quarters compared with others. A significant share of ChargePoint’s annual revenues are typically generated in the fourth fiscal quarter, which coincides with customers with a December 31 year-end choosing to spend remaining unused portions of their budgets. ChargePoint’s revenues have historically been lower in its first fiscal quarter than its preceding fourth quarter, which ChargePoint believes is due to, in part, unfavorable weather conditions which result in a decrease in construction activity during the winter months, periods of wet weather and times when other weather and climate conditions would impair construction activity. While ChargePoint believes it has visibility into the seasonality of its business, various factors, including difficult weather conditions (such as flooding, hurricanes, prolonged rain or periods of unseasonably cold temperatures or snowstorms) in any quarter, may materially and adversely affect its business, financial condition and results of operations.

ChargePoint is susceptible to risks associated with an increased focus by stakeholders and regulators on climate change, which may adversely affect its business and results of operations.
Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the United States and elsewhere, have the potential to disrupt ChargePoint’s business and those of its third-party suppliers, and customers, and may cause ChargePoint to experience higher attrition, losses and additional costs to maintain or resume operations. In addition, ChargePoint’s customers may begin to establish sourcing requirements related to sustainability. As a result, ChargePoint may receive requests for sustainability related information about its products, business operations, use of sustainable materials and packaging. ChargePoint’s inability to comply with these and other sustainability requirements in the future could adversely affect sales of and demand for its products
Further, there has been in the past an increased focus, including by governmental and nongovernmental organizations, investors, customers, and other stakeholders, on climate change matters, including increased pressure to expand disclosures related to the physical and transition risks related to climate change or to establish sustainability goals, such as the reduction of greenhouse gas emissions, which could expose ChargePoint to market, operational and execution costs or risks. ChargePoint’s failure to establish such sustainability targets or targets that are perceived to be appropriate, as well as to achieve progress on those targets on a timely basis, or at all, could adversely affect the reputation of its brand and sales of and demand for its products.

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
For example, the Infrastructure Investment and Jobs Act signed into law on November 15, 2021 provided additional funding for EVs and EV charging infrastructure through the creation of new programs and grants and the expansion of existing programs, including the $7.5 billion National Electric Vehicle Infrastructure (“NEVI”) Program for EV charging along highway corridors. On August 11, 2025, the Federal Highway Administration (“FHWA”) issued new guidance, updating prior guidance which previously froze federal funds tied to NEVI and directed states to file updated implementation plans within 30 days.
Separately, the One Big Beautiful Bill Act was signed into law which ended EV charging infrastructure tax credits previously made available under Section 30C and Section 30D of the Internal Revenue Code of 1986, as amended (the “Code”) Any other reduction in rebates, tax credits or other financial incentives for EVs or EV charging stations could materially reduce the demand for EVs and ChargePoint’s solutions and, as a result, may adversely impact ChargePoint’s business and expansion potential.
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
Certain patents in the EV space may come to be considered “standards essential.” If this is the case with respect to any of ChargePoint’s patents or patents held by third-parties, ChargePoint may be required to license certain technology on “fair, reasonable and non-discriminatory” terms, decreasing revenue, or obtaining such a license, increasing expenses and decreasing gross margins. Further, competitors, vendors, or customers may, in certain instances, be free to create variations or derivative works of ChargePoint technology and intellectual property, and those derivative works may become directly competitive with ChargePoint’s offerings. Finally, ChargePoint may not be able to leverage, or obtain ownership of, all technology and intellectual property developed by ChargePoint’s vendors in connection with design and manufacture of ChargePoint’s products, thereby jeopardizing ChargePoint’s ability to obtain a competitive advantage over its competitors.
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
ChargePoint’s future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. ChargePoint plans to incur significant research and development costs in the future as part of its efforts to design, develop, manufacture and introduce new products and enhance existing products. ChargePoint’s research and development expenses were $70.0 million during the six months ended July 31, 2025, and $141.3 million, $220.8 million, and $195.0 million during the fiscal years ended January 31, 2025, 2024 and 2023, respectively, and may grow in the future. Further, ChargePoint’s research and development program may not produce successful results, and its new products may not achieve market acceptance, create additional revenue or become profitable.
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
ChargePoint believes that the successful use of its Networked Charging Systems and its cloud-based software solutions or “ChargePoint Platform” requires a high level of support and engagement for many of its customers, particularly its fleet and commercial customers. In order to deliver appropriate customer support and engagement, ChargePoint must successfully assist its customers in deploying and continuing to use ChargePoint’s Networked Charging Systems and ChargePoint Platform tools, resolving performance issues, addressing interoperability challenges with a customers’ existing information technology or fuel management platforms and responding to Networked Charging Systems component failures or replacement parts, as well as charging station performance and reliability issues that may arise from time to time.
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
In addition to selling Networked Charging Systems, ChargePoint also depends on customers continuing to subscribe to its ChargePoint Platform and Assure warranty coverages. Therefore, it is important that customers renew their subscriptions when the contract term expires and add additional charging stations and services to their subscriptions. Customers may decide not to renew their subscriptions with a similar contract period, at the same prices or terms or with the same or a greater number of users, stations or level of functionality. Customer retention may decline or fluctuate as a result of a number of factors, including satisfaction with software and features, functionality of the charging stations, prices, features and pricing of competing products, reductions in spending levels, mergers and acquisitions involving customers and deteriorating general economic conditions.
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
•the length of the sales and installation cycle for its customers;
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

ChargePoint’s after-tax profitability and financial results may also be adversely impacted by changes in the relevant tax laws and tax rates, treaties, regulations, administrative practices and principles, judicial decisions and interpretations thereof, in each case, possibly with retroactive effect. For example, the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting has entered into force among the jurisdictions that have ratified it, including the United States. These changes could negatively impact ChargePoint’s taxation, especially as ChargePoint expands its relationships and operations internationally.
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
ChargePoint’s business faces increasing regulation and disclosure obligations related to environmental, social and governance issues, including supply chain management, climate change, safety, diversity and inclusion, workplace conduct, and human rights. For example, in October 2023, the State of California adopted SB 253, the Climate Corporate Data Accountability Act, which require companies to annually disclose Scope 1, Scope 2, and Scope 3 greenhouse gas emissions and SB 261, Greenhouse Gases: Climate-Related Financial Risk which will require biennial disclosure of a company’s financial risk caused by climate change. ChargePoint may in the future be subject to these and similar reporting requirement. In addition, ChargePoint and certain of its subsidiaries may be, subject to the requirements of the European Union’s Corporate Sustainability Reporting Directive (and its implementing laws, standards and regulations as well as other related European Union directives and regulations), which will require additional disclosures across environmental, social and governance topics, such as climate change, biodiversity, pollution, resource use, human capital management and supply chain labor standards, among other topics.
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
ChargePoint may raise additional capital through the issuance of equity or debt securities in the future. In that event, the ownership of existing ChargePoint stockholders would be diluted and the value of the stockholders' equity in Common Stock could be reduced. If ChargePoint raised more equity capital from the sale of Common Stock, institutional or other investors may negotiate terms more favorable than the current prices of ChargePoint’s Common Stock. If ChargePoint issues debt securities, the holders of the debt would have a claim to ChargePoint assets that would be prior to the rights of stockholders until the debt is repaid. Interest on these debt securities would increase costs and could negatively impact operating results. In April 2022, ChargePoint completed a private placement of $300.0 million of aggregate principal amount of convertible notes with an original maturity date of April 1, 2027, which were subsequently amended in October 2023 to, among other things, extend the maturity date of the convertible notes until April 1, 2028 (the “2028 Convertible Notes” and such amendment, the “Notes Amendment”). The 2028 Convertible Notes may decrease ChargePoint’s business flexibility and access to capital, require a significant amount of cash to service, dilute the ownership interest of existing stockholders and otherwise depress the price of its Common Stock, and delay or hinder an otherwise beneficial takeover of the Company. In addition, ChargePoint previously filed a Registration Statement on Form S-3 (File No. 333-265986), which permitted ChargePoint to offer up to $1.0 billion of shares of ChargePoint Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time, and simultaneously entered into an “at-the-market” sales agreement dated July 1, 2022, by and among ChargePoint and the underwriters thereto (the “2022 ATM Facility”) which permitted ChargePoint to make offerings of up to $500.0 million of its Common Stock from time to time. On July 11, 2025, ChargePoint terminated the 2022 ATM Facility, and on September 8, 2025, ChargePoint entered into a new “at-the-market” sales agreement, by and between ChargePoint and the underwriter thereto, pursuant to which ChargePoint may from time to time sell shares of its Common Stock having an aggregate offering price of up to $150,000,000 (the “2025 ATM Facility”). Sales of ChargePoint Common Stock pursuant to the 2025 ATM Facility, if any, will be made under a new registration statement on Form S-3 that ChargePoint intends to file with the SEC following the filing of this Quarterly Report, which will facilitate offers of up to $400,000,000 of shares of ChargePoint Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time (the “2025 Shelf Registration Statement”). The sale of a substantial number of shares of ChargePoint Common Stock pursuant to the 2025 ATM Facility, the 2025 Shelf Registration Statement or otherwise, or anticipation of any such sales, could cause the trading price of ChargePoint’s Common Stock to decline or make it more difficult for ChargePoint to sell equity or equity-related securities in the future at a time and at a price that ChargePoint might otherwise desire. In addition, issuances of any shares of ChargePoint Common Stock sold pursuant to the 2025 ATM Facility or any securities sold pursuant to the 2025 Shelf Registration Statement will have a dilutive effect on our existing stockholders.
In accordance with Delaware law and the provisions of ChargePoint’s Second Amended and Restated Certificate of Incorporation, as amended (the “Charter”), ChargePoint may issue preferred stock that ranks senior in right of dividends, liquidation or voting to its Common Stock. The issuance by ChargePoint of such preferred stock may (a) reduce or eliminate the amount of cash available for payment of dividends to other holders of ChargePoint Common Stock, (b) diminish the relative voting strength of the total shares of Common Stock outstanding as a class, or (c) subordinate the claims of ChargePoint holders of Common Stock to ChargePoint assets in the event of a liquidation. ChargePoint cannot predict the size of future issuances of its Common Stock or any additional issuances of securities convertible into Common Stock or the effect, if any, that future issuances and sales of shares of its Common Stock will have on the market price of its Common Stock. Sales of substantial amounts of ChargePoint Common Stock (including any shares issued upon the conversion or restructuring of the 2028 Convertible Notes or pursuant to the 2025 ATM Facility, the 2025 Shelf Registration Statement, or in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of ChargePoint Common Stock.
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
ChargePoint may need to raise additional capital in the future to further scale its business, expand to additional markets or repay or refinance its existing indebtedness, including its 2028 Convertible Notes. ChargePoint may raise additional funds through the issuance of equity, equity-related or debt securities, or through obtaining credit from government or financial institutions. ChargePoint cannot be certain that additional funds will be available on favorable terms when required, or at all. In addition, if ChargePoint cannot raise additional funds when needed, its financial condition, results of operations, business and prospects could be materially and adversely affected. If ChargePoint raises funds through the issuance of debt securities or through loan arrangements, the terms of such arrangements could require significant interest payments or contain covenants that restrict ChargePoint’s business, or other unfavorable terms, any of which could materially adversely affect ChargePoint’s business.
ChargePoint has incurred substantial indebtedness that may decrease its business flexibility, access to capital, and/or increase its borrowing costs, and ChargePoint may still incur substantially more debt, which may adversely affect its operations and financial results.

In April 2022, ChargePoint originally issued the 2028 Convertible Notes and in July 2023, ChargePoint entered into the 2027 Revolving Credit Facility. The indenture for the 2028 Convertible Notes includes a restrictive covenant that, subject to specified exceptions, limits the ability of ChargePoint and its subsidiaries to incur secured debt in excess of $750.0 million. In addition, the indenture includes customary terms and covenants, including certain events of default after which the holders may accelerate the maturity of the 2028 Convertible Notes and declare 100% of the principal of, and accrued and unpaid interest, if any, on, the 2028 Convertible Notes to become due and payable immediately (see also “Risks Related to Ownership of ChargePoint’s Securities - ChargePoint recently completed a reverse stock split of its shares of Common Stock, which could adversely affect the market price and liquidity of ChargePoint’s Common Stock due to the reduced number of shares outstanding and could potentially have an antitakeover effect.
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
•changes in capital structure, including future issuances of securities or the incurrence of debt; and
•general economic, political and market conditions, including those resulting from the ongoing conflict between Russia and Ukraine, conflicts in the Middle East, rising political tensions with China and increased trade restrictions by governmental and private entities; and
•failure to maintain compliance with the listing standards of the NYSE.
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
ChargePoint recently completed a reverse stock split of its shares of Common Stock, which could adversely affect the market price and liquidity of ChargePoint’s Common Stock due to the reduced number of shares outstanding and could potentially have an antitakeover effect.
On February 19, 2025 , ChargePoint received a notification letter from the New York Stock Exchange (“NYSE”) that it was not in compliance with the continued listing requirements of the NYSE because the average closing price of its Common Stock was less than $1.00 over a consecutive 30 trading-day period, which is the minimum price criteria required to maintain listing on the NYSE under Section 802.01C of the NYSE Listed Company Manual (the “Minimum Price Criteria”). On July 28, 2025, ChargePoint effected a 1-for-20 reverse stock split of its Common Stock (the “Reverse Stock Split”) and its shares began trading on a post-split basis on July 28, 2025. Subsequently, ChargePoint received notice from the NYSE that as of July 31, 2025, ChargePoint was no longer considered below the Minimum Price Criteria. While ChargePoint intends to maintain continued compliance with the Minimum Price Criteria and the other listing requirements of the NYSE, there is no guarantee that ChargePoint will be successful. Further, if ChargePoint fails to meet the Minimum Price Criteria and (i) ChargePoint has effected a reverse stock split over the prior one-year period or (ii) has effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 200 shares or more to one, then ChargePoint will not be eligible for any cure period specified in Section 802.01C of the NYSE Listed Company Manual and the NYSE will immediately commence suspension and delisting procedures with respect to ChargePoint’s Common Stock in accordance with Section 804.00 of the NYSE Listed Company Manual. If, in the future, ChargePoint is unable to meet the Minimum Price Criteria or any other continued listing requirement of the NYSE, ChargePoint’s Common Stock could be delisted from the NYSE. If ChargePoint’s Common Stock were to be delisted, the liquidity of ChargePoint’s Common Stock would be adversely affected and the market price of its Common Stock could decrease. In addition, trading of ChargePoint’s Common Stock would likely be conducted on an over-the-counter market, such as those maintained by OTC Markets Group. Such a downgrading in ChargePoint’s listing market could limit its ability to make a market in its Common Stock and could impact purchases or sales of its securities, and investors could find it more difficult to dispose of, or to obtain accurate quotations as to the price of, ChargePoint’s Common Stock. To relist shares of ChargePoint’s Common Stock on the NYSE, ChargePoint would also be required to meet the initial listing requirements for the NYSE, which are more stringent than the continued listing requirements.
Reducing the number of outstanding shares of ChargePoint’s Common Stock through the Reverse Stock Split increased the per share trading price of ChargePoint’s Common Stock which, in turn, caused ChargePoint to meet the Minimum Price Criteria. However, there is no assurance that:
•the market price per share of ChargePoint’s Common Stock after the Reverse Stock Split will rise in proportion to the reduction in the number of shares outstanding before the Reverse Stock Split;
•the Reverse Stock Split will result in a per-share price that would attract brokers and investors who do not trade in lower-priced stocks;
•the Reverse Stock Split will result in a per-share price that will increase ChargePoint’s ability to attract and retain employees and other service providers; or
•the Reverse Stock Split will promote greater liquidity for ChargePoint’s stockholders with respect to their shares.
In addition, the Reverse Stock Split reduced the number of outstanding shares of ChargePoint’s Common Stock without reducing the number of shares of available but unissued Common Stock, increasing the number of authorized but unissued shares of Common Stock. Therefore, the number of shares of ChargePoint’s Common Stock that are authorized and unissued has increased relative to the number of issued and outstanding shares of ChargePoint’s Common Stock following the Reverse Stock Split. ChargePoint’s board of directors (the “Board”) may authorize the issuance of the remaining authorized and unissued shares without further stockholder action for a variety of purposes, except as such stockholder approval may be required in particular cases by the Charter, applicable law or the rules of any stock exchange on which ChargePoint’s securities may then be listed. The issuance of additional shares would be dilutive to ChargePoint’s existing stockholders and may cause a decline in the trading price of ChargePoint’s Common Stock. The issuance of authorized but unissued shares of Common Stock could be used to deter a potential takeover of ChargePoint that may otherwise be beneficial to stockholders by diluting the shares held by a potential suitor or issuing shares to a stockholder that will vote in accordance with the Board’s desires. A takeover may be beneficial to independent stockholders because, among other reasons, a potential suitor may offer such stockholders a premium for their shares of stock compared to the then-existing market price. ChargePoint does not have any plans or proposals to adopt provisions or enter into agreements that may have material anti-takeover consequences.
The market price of ChargePoint’s Common Stock is based on ChargePoint’s performance and other factors, some of which are unrelated to the number of shares outstanding. If the market price of ChargePoint’s Common Stock declines, the percentage decline as an absolute number and as a percentage of ChargePoint’s overall market capitalization may be greater than would have occurred in the absence of the Reverse Stock Split.
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
As of July 31, 2025, the warrants to purchase Common Stock were exercisable for 1,724,971 shares of Common Stock. Any shares of ChargePoint’s Common Stock issued upon exercise of warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of ChargePoint’s Common Stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(a)None
(b)None
(c)Securities Trading Plans for Executive Officers and Directors
During the three months ended July 31, 2025, none of ChargePoint’s directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS
(a)Exhibits:

Exhibit No.	Description
3.1
Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of ChargePoint Holdings, Inc. dated July 25, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K (File No. 001-39004) filed with the SEC on July 28, 2025)

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

September 8, 2025

CHARGEPOINT HOLDINGS, INC.

	By:	/s/ Mansi Khetani
	Name:	Mansi Khetani
	Title:	Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)