Form 10-Q
period 2025-10-31
ChargePoint Holdings, Inc.
filed 2025-12-05
CIK 1777393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2025
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

The registrant had outstanding 23,653,089 shares of common stock as of November 28, 2025.

CHARGEPOINT HOLDINGS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements could include, among other things, statements regarding the future financial performance of ChargePoint Holdings, Inc. (“ChargePoint” or the “Company,” or “we,” “us,” “our” and similar terms), as well as ChargePoint’s strategy, future operations, future operating results, financial position and resources, expectations regarding revenue, losses, costs, margins and prospects, as well as management plans and objectives. All statements, other than statements of present or historical fact included in this Quarterly Report, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project” or negatives of such terms and other similar expressions that predict or indicate future events or trends or that are not statements of present or historical matters. These statements are based on various assumptions, whether or not identified herein, and on the current expectations of ChargePoint’s management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of, fact or probability. Actual events and circumstances are difficult or impossible to predict and may differ from assumptions, and such differences may be material. Many actual events and circumstances are beyond the control of ChargePoint. These forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions about ChargePoint that may cause the actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. If any of these risks materialize or ChargePoint’s assumptions prove incorrect, actual results could differ materially from the results implied by these forward-looking statements. There may be additional risks that ChargePoint does not presently know or that ChargePoint currently believes are immaterial that could also cause actual results to differ from those contained in the forward-looking statements. In addition, forward-looking statements reflect ChargePoint’s expectations, plans or forecasts of future events and views as of the date hereof. ChargePoint anticipates that subsequent events and developments will cause ChargePoint’s assessments to change. These forward-looking statements should not be relied upon as representing ChargePoint’s assessments as of any date subsequent to the date hereof. Accordingly, undue reliance should not be placed upon the forward-looking statements. ChargePoint cautions you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond the control of ChargePoint.
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

•ChargePoint identifying material weaknesses in its internal control over financial reporting;
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
The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other risk factors included herein. Forward-looking statements reflect current views about ChargePoint’s plans, strategies and prospects, which are based on information available as of the date of this Quarterly Report. Except to the extent required by applicable law, ChargePoint undertakes no obligation (and expressly disclaims any such obligation) to update or revise the forward-looking statements whether as a result of new information, future events, or otherwise.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ChargePoint Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data, unaudited)

	October 31, 2025	January 31, 2025
Assets
Current assets:
Cash and cash equivalents	$180,514	$224,571
Restricted cash	400	400
Accounts receivable, net of allowance of $17,000 as of October 31, 2025 and $20,100 as of January 31, 2025	97,141	95,906
Inventories	212,209	209,262
Prepaid expenses and other current assets	25,865	36,435
Total current assets	516,129	566,574
Property and equipment, net	27,010	35,361
Intangible assets, net	62,588	66,175
Operating lease right-of-use assets	12,280	14,680
Goodwill	224,131	207,540
Other assets	5,895	7,845
Total assets	$848,033	$898,175

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$69,269	$64,050
Accrued and other current liabilities	138,498	124,679
Deferred revenue	117,752	105,017
Total current liabilities	325,519	293,746
Deferred revenue, noncurrent	132,921	134,198
Debt, noncurrent	321,769	297,092
Operating lease liabilities	11,963	15,267
Deferred tax liabilities	12,091	12,036
Other long-term liabilities	5,387	8,365
Total liabilities	809,650	760,704
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock: $0.0001 par value; 1,000,000,000 shares authorized as of October 31, 2025 and January 31, 2025; 23,653,013 and 22,805,115 shares issued and outstanding as of October 31, 2025 and January 31, 2025, respectively (1)	2	2
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of October 31, 2025 and January 31, 2025; zero shares issued and outstanding as of October 31, 2025 and January 31, 2025	—	—
Additional paid-in capital	2,106,885	2,054,340
Accumulated other comprehensive loss	(1,287)	(25,433)
Accumulated deficit	(2,067,217)	(1,891,438)
Total stockholders’ equity	38,383	137,471
Total liabilities and stockholders’ equity	$848,033	$898,175

(1) Amounts have been adjusted to reflect 1-for-20 reverse stock split that became effective on July 28, 2025. See Note 1, “Description of Business and Basis of Presentation” for additional details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Three months ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Revenue
Networked Charging Systems	$56,389	$52,662	$158,869	$182,182
Subscriptions	42,004	36,417	119,920	106,053
Other	7,281	10,533	23,115	26,959
Total revenue	105,674	99,612	301,904	315,194
Cost of revenue
Networked Charging Systems	51,696	52,852	146,826	173,152
Subscriptions	15,650	17,512	46,550	53,812
Other	5,842	6,462	17,328	16,249
Total cost of revenue	73,188	76,826	210,704	243,213
Gross profit	32,486	22,786	91,200	71,981
Operating expenses
Research and development	34,675	38,299	104,664	110,861
Sales and marketing	24,500	34,678	75,725	106,376
General and administrative	17,646	17,975	67,963	52,794
Total operating expenses	76,821	90,952	248,352	270,031
Loss from operations	(44,335)	(68,166)	(157,152)	(198,050)
Interest income	1,096	1,604	3,392	6,930
Interest expense	(8,061)	(9,315)	(21,346)	(22,486)
Other income (expense), net	(285)	(202)	2,005	(1,090)
Net loss before income taxes	(51,585)	(76,079)	(173,101)	(214,696)
Provision for income taxes	894	1,511	2,678	3,567
Net loss	$(52,479)	$(77,590)	$(175,779)	$(218,263)
Weighted average shares outstanding - Basic and Diluted (1)	23,501,303	21,766,572	23,219,611	21,437,887
Net loss per share - Basic and Diluted (1)	$(2.23)	$(3.56)	$(7.57)	$(10.18)
(1) Amounts have been adjusted to reflect 1-for-20 reverse stock split that became effective on July 28, 2025. See Note 1, “Description of Business and Basis of Presentation” for additional details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, unaudited)

	Three months ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Net loss	$(52,479)	$(77,590)	$(175,779)	$(218,263)
Other comprehensive income:
Foreign currency translation adjustment	2,828	803	24,146	776
Other comprehensive income	2,828	803	24,146	776
Comprehensive loss	$(49,651)	$(76,787)	$(151,633)	$(217,487)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data, unaudited)

	Common Stock (1)		Additional Paid-In Capital (1)	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2025	22,805,115	$2	$2,054,340	$(25,433)	$(1,891,438)	$137,471
Issuance of common stock under stock plans, net of tax withholding	175,317	—	19	—	—	19
Issuance of common stock upon ESPP purchase	101,976	—	1,269	—	—	1,269
Stock-based compensation	—	—	16,838	—	—	16,838
Net loss	—	—	—	—	(57,121)	(57,121)
Other comprehensive income	—	—	—	20,112	—	20,112
Balances as of April 30, 2025	23,082,408	$2	$2,072,466	$(5,321)	$(1,948,559)	$118,588
Issuance of common stock under stock plans, net of tax withholding	278,291	—	(37)	—	—	(37)
Stock-based compensation	—	—	17,196	—	—	17,196
Net loss	—	—	—	—	(66,179)	(66,179)
Other comprehensive income	—	—	—	1,206	—	1,206
Fractional share adjustment due to reverse stock split	(2,821)	—	(59)	—	—	(59)
Balances as of July 31, 2025	23,357,878	$2	$2,089,566	$(4,115)	$(2,014,738)	$70,715
Issuance of common stock under stock plans, net of tax withholding	203,077	—	(23)	—	—	(23)
Issuance of common stock upon ESPP purchase	92,058	—	822	—	—	822
Stock-based compensation	—	—	16,520	—	—	16,520
Net loss	—	—	—	—	(52,479)	(52,479)
Other comprehensive income	—	—	—	2,828	—	2,828
Balances as of October 31, 2025	23,653,013	$2	$2,106,885	$(1,287)	$(2,067,217)	$38,383

	Common Stock (1)		Additional Paid-In Capital (1)	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2024	21,055,836	$2	$1,957,972	$(15,926)	$(1,614,372)	$327,676
Issuance of common stock under stock plans, net of tax withholding	108,169	—	498	—	—	498
Issuance of common stock under ESPP purchase	92,677	—	3,025	—	—	3,025
Stock based compensation	—	—	20,598	—	—	20,598
Net loss	—	—	—	—	(71,799)	(71,799)
Other comprehensive loss	—	—	—	(2,074)	—	(2,074)
Balances as of April 30, 2024	21,256,682	$2	$1,982,093	$(18,000)	$(1,686,171)	$277,924
Issuance of common stock under stock plans, net of tax withholding	284,846	—	1,024	—	—	1,024
Stock based compensation	—	—	18,769	—	—	18,769
Net loss	—	—	—	—	(68,874)	(68,874)
Other comprehensive income	—	—	—	2,047	—	2,047
Balances as of July 31, 2024	21,541,528	$2	$2,001,886	$(15,953)	$(1,755,045)	$230,890
Issuance of common stock under stock plans, net of tax withholding	328,582	—	1,910	—	—	1,910
Issuance of common stock upon ESPP purchase	58,987	—	1,284	—	—	1,284
Issuance of common stock in connection with ATM offerings, net of issuance costs	108,535	—	2,970	—	—	2,970
Stock-based compensation	—	—	20,714	—	—	20,714
Net loss	—	—	—	—	(77,590)	(77,590)
Other comprehensive income	—	—	—	803	—	803
Balances as of October 31, 2024	22,037,632	$2	$2,028,764	$(15,150)	$(1,832,635)	$180,981
(1) Amounts have been adjusted to reflect 1-for-20 reverse stock split that became effective on July 28, 2025. See Note 1, “Description of Business and Basis of Presentation” for additional details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended October 31,
	2025	2024
Cash flows from operating activities
Net loss	$(175,779)	$(218,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,569	22,205
Non-cash operating lease cost	2,689	2,700
Stock-based compensation	51,534	61,083
Amortization of deferred contract acquisition costs	2,510	2,388
Paid-in-kind non-cash interest expense	20,076	12,750
Foreign currency transactions (gain) loss	(4,082)	733
Reserves and other	5,296	17,104
Changes in operating assets and liabilities:
Accounts receivable, net	1,335	6,267
Inventories	6,252	(24,207)
Prepaid expenses and other assets	7,762	(6,250)
Accounts payable, operating lease liabilities, and accrued and other liabilities	(8,503)	(26,024)
Deferred revenue	8,733	5,249
Net cash used in operating activities	(61,608)	(144,265)
Cash flows from investing activities
Purchases of property and equipment	(3,420)	(10,136)
Net cash used in investing activities	(3,420)	(10,136)
Cash flows from financing activities
Proceeds from the issuance of common stock under employee equity plans, net of tax withholding	2,050	7,742
Proceeds from issuance of common stock in connection with ATM offerings, net of issuance costs	—	2,970
Change in driver funds and amounts due to customers	16,099	5,681
Other financing activities	(59)	—
Net cash provided by financing activities	18,090	16,393
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,881	7
Net decrease in cash, cash equivalents, and restricted cash	(44,057)	(138,001)
Cash, cash equivalents, and restricted cash at beginning of period	224,971	357,810
Cash, cash equivalents, and restricted cash at end of period	$180,914	$219,809

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Cash Flows - (continued)
Nine Months Ended October 31, 2025 and 2024
(in thousands, unaudited)

	Nine Months Ended October 31,
	2025	2024
Supplementary cash flow information
Cash paid for interest	$455	$10,519
Cash paid for taxes	$2,553	$2,376
Supplementary cash flow information on noncash investing and financing activities
Right-of-use assets obtained in exchange for lease liabilities	$—	$1,897
Acquisitions of property and equipment included in accounts payable and accrued and other current liabilities	$447	$475

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.Description of Business and Basis of Presentation
ChargePoint Holdings, Inc. (“ChargePoint” or the “Company,” or “it,” or “its”) designs, develops and markets networked electric vehicle (“EV”) charging system infrastructure (“Networked Charging Systems”), connected through cloud-based-software services (the “ChargePoint Platform”) which (i) enable charging system owners, or hosts, to manage their Networked Charging Systems, and (ii) enable drivers to locate, reserve and authenticate Networked Charging Systems, and to transact EV charging sessions on those systems. ChargePoint’s Networked Charging Systems, subscriptions and other offerings provide an open platform that integrates with system hardware from ChargePoint and other manufacturers, connecting systems over an intelligent network that provides real-time information about charging sessions and full control, support and management of the Networked Charging Systems. This network also provides multiple web-based portals for charging system owners, fleet managers, drivers and utilities. In addition, the Company offers a range of extended warranties (“Assure”).
The Company’s fiscal year ends on January 31. References to fiscal year 2025 relate to the fiscal year ended January 31, 2025 and to fiscal year 2026 refer to the fiscal year ending January 31, 2026.
Basis of Presentation
The condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended January 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2025, which provides a more complete discussion of the Company’s accounting policies and certain other information. The information as of January 31, 2025, included on the condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position as of October 31, 2025, the results of operations for the three and nine months ended October 31, 2025 and 2024, and cash flows for the nine months ended October 31, 2025 and 2024. The results of operations for the three and nine months ended October 31, 2025, are not necessarily indicative of the results that may be expected for the year ending January 31, 2026.
The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has been engaged in developing and marketing its Networked Charging Systems, subscriptions and other offerings, raising capital, and recruiting personnel, and it has incurred net operating losses and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of October 31, 2025, the Company had an accumulated deficit of $2,067.2 million.
The Company’s principal sources of liquidity are its cash and cash equivalents, cash generated from sales to customers, debt financing (as described in Note 6, Debt), and sales of Common Stock. The Company had cash, cash equivalents and restricted cash of $180.9 million as of October 31, 2025. Cash outflow from operations was $61.6 million and $144.3 million for the nine months ended October 31, 2025 and 2024, respectively. As of the date on which these condensed consolidated financial statements were issued, the Company believes that its cash on hand, together with cash generated from sales to customers, will satisfy its working capital and capital requirements for at least the next twelve months following the issuance of the consolidated financial statements. The Company’s assessment of the period of time its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties. The Company’s actual results could vary as a result of, and its near- and long-term future capital requirements will depend on, many factors, including its growth rate, subscription renewal activity, the timing and extent of spending to support its acquisitions, infrastructure and research and development efforts, the expansion of sales and marketing activities, the timing of new introductions of products or features, the continuing market adoption of its Networked Charging Systems and ChargePoint Platform, and the overall

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
market acceptance of EVs. The Company has and may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. The Company has based its estimates on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. The Company may be required to seek additional equity or debt financing. Future liquidity and cash requirements will depend on numerous factors, including market penetration, the introduction of new products, and potential acquisitions of related businesses or technology. If additional financing is required from outside sources, the Company may not be able to raise it on acceptable terms or at all. If the Company is unable to raise additional capital when desired, or if it cannot expand its operations or otherwise capitalize on its business opportunities because it lacks sufficient capital, the Company may need to reorganize its operations including through further reductions in its workforce and its business, operating results and financial condition would be materially adversely affected.
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
Concentration of credit risk with respect to trade accounts receivable is considered to be limited due to the diversity of the Company’s customer base and geographic sales areas. As of October 31, 2025, one customer individually accounted for 13% of total accounts receivable, net. As of January 31, 2025, no customer individually accounted for 10% or more of accounts receivable, net. For the three months ended October 31, 2025, one customer individually represented 13% of total revenue. For the nine months ended October 31, 2025, no customer individually represented 10% or more of total revenue. For the three and nine months ended October 31, 2024, no customer individually represented 10% or more of total revenue.
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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The reconciliation of cash, cash equivalents, and restricted cash to amounts presented in the condensed consolidated statements of cash flows were as follows:

	October 31, 2025	January 31, 2025
	(in thousands)
Cash and cash equivalents	$180,514	$224,571
Restricted cash	400	400
Total cash, cash equivalents, and restricted cash	$180,914	$224,971
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

As of October 31, 2025 and January 31, 2025, there were no assets or liabilities that were measured at fair value on a recurring basis.

There have been no Level 3 financial instruments outstanding since January 31, 2023.
Revenue Recognition

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Networked Charging Systems revenue
Networked Charging Systems revenue includes revenue related to the deliveries of EV charging system infrastructure and fees received for transferring regulatory credits earned for participating in low carbon fuel programs in jurisdictions with such programs. The Company recognizes revenue from sales of Networked Charging Systems upon shipment to customers, including distributors, resellers or direct sales customers, as these customers obtain title and control over these products. Revenue is adjusted for estimated returns. Revenue from regulatory credits is recognized at the point in time the regulatory credits are transferred.
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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which aims to modernize the accounting for internal-use software costs by eliminating references to software development stages and introducing a new threshold for capitalization. Under the updated guidance, capitalization begins when (1) management authorizes and commits to funding the project and (2) it is probable that the project will be completed and the

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
software will be used for its intended purpose. The ASU also provides enhanced guidance on evaluating the “probable-to-complete” threshold and consolidates website development cost guidance into Subtopic 350-40. This ASU will be effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods, with early adoption permitted. The amendments may be applied prospectively, retrospectively, or using a modified basis for in-process projects The Company is currently evaluating the impact of this amendment on the condensed consolidated financial statements and related disclosures.
3.Goodwill and Intangible Assets
The following table summarizes the changes in carrying amounts of goodwill (in thousands):

Balance as of January 31, 2025	$207,540
Foreign exchange fluctuations	16,591
Balance as of October 31, 2025	$224,131
There was no impairment recognized for the three and nine months ended October 31, 2025 and 2024.
The following table presents the details of intangible assets:

	October 31, 2025
	Cost (1)	Accumulated Amortization (1)	Net (1)	Useful Life
	(amounts in thousands, useful lives in years)
Customer relationships	$95,822	$(39,244)	$56,578	10
Developed technology	19,176	(13,166)	6,010	6
	$114,998	$(52,410)	$62,588
_______________
(1) Values are translated into U.S. Dollars at period-end foreign exchange rates.

	January 31, 2025
	Cost (1)	Accumulated Amortization (1)	Net (1)	Useful Life
	(amounts in thousands, useful lives in years)
Customer relationships	$87,724	$(29,371)	$58,353	10
Developed technology	17,868	(10,046)	7,822	6
	$105,592	$(39,417)	$66,175
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
The following table presents the amortization expense related to intangible assets:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(in thousands)
Amortization expense	$3,213	$3,078	$9,432	$9,130

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4.Composition of Certain Financial Statement Items
Inventories
Inventories consisted of the following:

	October 31, 2025	January 31, 2025
	(in thousands)
Raw materials	$9,641	$5,902
Finished goods and components	202,568	203,360
Total Inventories	$212,209	$209,262
Prepaid expense and other current assets
Prepaid expense and other current assets consisted of the following:

	October 31, 2025	January 31, 2025
	(in thousands)
Prepaid expense	$7,463	$15,961
Other current assets	18,402	20,474
Total Prepaid Expense and Other Current Assets	$25,865	$36,435
Property and Equipment, net
Property and equipment, net consisted of the following:

	October 31, 2025	January 31, 2025
	(in thousands)
Machinery and equipment	$35,782	$39,786
Owned and operated systems	25,221	31,880
Tooling	17,318	16,524
Computers and software	10,021	9,937
Leasehold improvements	9,467	9,289
Furniture and fixtures	1,383	1,683
Construction in progress	363	751
	99,555	109,850
Less: Accumulated depreciation	(72,545)	(74,489)
Total Property and Equipment, Net	$27,010	$35,361
The following table presents the depreciation expense:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(in thousands)
Depreciation expense	$3,502	$4,230	$11,137	$13,074

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	October 31, 2025	January 31, 2025
	(in thousands)
Accrued expenses	$41,168	$37,187
Customer funds	22,154	17,440
Taxes payable	20,295	17,294
Refundable driver deposits	21,623	17,201
Payroll and related expenses	9,795	12,064
Accrued losses on purchase commitments	9,448	11,928
Other current liabilities	14,015	11,565
Total Accrued and Other Current Liabilities	$138,498	$124,679

Revenue
Revenue consisted of the following:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(in thousands)
United States	$81,153	$69,839	$232,873	$225,472
Rest of World	24,521	29,773	69,031	89,722
Total revenue	$105,674	$99,612	$301,904	$315,194
Deferred Revenue
The following table shows the total deferred revenue for each period presented.

	October 31, 2025	January 31, 2025
	(in thousands)
Deferred revenue	$250,673	$239,215
The following table shows the revenue recognized that was included in the deferred revenue balance at the beginning of the period.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(in thousands)
Deferred revenue recognized	$24,328	$31,111	$85,151	$90,888
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancellable contracted amounts that will be invoiced and recognized as revenue in future periods. Revenue expected to be recognized from remaining performance obligations was $262.4 million as of October 31, 2025, of which 47% is expected to be recognized over the next twelve months.

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
During the nine months ended October 31, 2025, no further restructuring charges related to the September 2024 Reorganization were incurred. The following table summarizes the charges by line item within the Company’s condensed consolidated statements of operations for the year ended January 31, 2025:

Severance and employment-related termination costs
(in thousands)
Cost of revenue	$961
Research and development	2,867
Sales and marketing	5,066
General and administrative	933
Total	$9,827
During the nine months ended October 31, 2025, changes to the restructuring-related liabilities were primarily due to cash disbursements of severance and employment-related exit costs. As of October 31, 2025, no restructuring-related liabilities remained in accrued and other current liabilities. As of January 31, 2025, $0.4 million in restructuring-related liabilities remained in accrued and other current liabilities.
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
During the nine months ended October 31, 2025, no further restructuring charges related to the January 2024 Reorganization were incurred. The following table summarizes the charges by line item within the Company’s consolidated statements of operations where they were recorded in the fiscal year ended January 31, 2024:

	Severance and employment-related termination costs	Facility and other contract terminations	Total
	(in thousands)
Cost of revenue	$632	$—	$632
Research and development	7,540	—	7,540
Sales and marketing	500	—	500
General and administrative	1,274	2,708	3,982
Total	$9,946	$2,708	$12,654
As of October 31, 2025 and January 31, 2025, restructuring liabilities related to the January 2024 Reorganization were $0.5 million and $1.2 million, respectively, entirely related to severance and employment-related exit costs.

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
During the nine months ended October 31, 2025, no further restructuring charges related to the September 2023 Reorganization were incurred. The following table summarizes the September 2023 Reorganization charges by line item within the Company’s statements of operations for the year ended January 31, 2024:

	Severance and employment-related termination costs	Facility and other contract terminations	Total
	(in thousands)
Cost of revenue	$996	$—	$996
Research and development	4,183	—	4,183
Sales and marketing	1,343	—	1,343
General and administrative	890	8,189	9,079
Total	$7,412	$8,189	$15,601
As of October 31, 2025, restructuring liabilities related to the September 2023 Reorganization was $0.1 million of severance and employment-related costs and $0.1 million in facility exit cost. As of January 31, 2025, restructuring liabilities related to the September 2023 Reorganization were $0.3 million, including $0.1 million severance and employment-related exit cost and $0.2 million in facility exit cost.
6.Debt

2028 Convertible Notes
The following table presents the Company’s convertible debt outstanding:

	October 31, 2025	January 31, 2025
	(in thousands)
Gross amount	$339,899	$312,750
Debt discount and issuance costs	(18,130)	(15,658)
Carrying amount	$321,769	$297,092

Estimated fair value (Level 2 Inputs)	$264,131	$233,000

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the Company’s interest expense:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(in thousands)
2028 Convertible Notes
Interest expense for Cash Interest and PIK Interest	$9,181	$7,965	$22,681	$18,479
PIK Fair Value Adjustment	(3,178)	—	(7,073)	—
Amortization of debt discount and issuance costs	1,678	985	4,602	2,956
2027 Revolving Credit Facility
Amortization of debt issuance costs	227	212	682	636
Commitment fees	153	153	454	455
Total interest expense	$8,061	$9,315	$21,346	$22,526
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
On October 24, 2023, the Original Convertible Notes were amended to (1) extend the maturity date from April 1, 2027 to April 1, 2028, (2) increase the Cash Interest rate to 7.0% from 3.5% and PIK Interest rate to 8.5% from 5.0%, (3) increase the initial conversion rate to 4.1667 shares per $1,000 principal amount of the convertible notes from 2.0806 shares per $1,000 principal amount of the convertible notes, which represented a revised initial conversion price of approximately $240.00 per share, and (4) revise the make-whole table to reflect the revised terms of the convertible notes (herein, “2028 Convertible Notes”). The convertible note conversion rates and conversion price amounts presented in this paragraph have been updated to reflect the Reverse Stock Split as discussed in Note 1, Description of Business and Basis of Presentation.
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
During the nine months ended October 31, 2025, the Company elected the option of PIK Interest through the issuance of additional Original Convertible Notes of $13.3 million and $13.9 million in the first and third quarter of fiscal year 2026, respectively. On the date of issuance, the total fair value of the PIK notes issued in the first and third quarter of fiscal year 2026,

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

measured using Level 2 inputs, was $9.4 million and $10.7 million, respectively, which represented a debt discount of $3.9 million and $3.2 million, which will be amortized to interest expense over the contractual term of the note.
Amortization of debt discount and issuance costs is reported as a component of interest expenses and is computed using the straight-line method over the term of the 2028 Convertible Notes, which approximates the effective interest method. As of October 31, 2025, the effective interest rate on the 2028 Convertible Notes was approximately 10.1%.
The estimated fair value of the 2028 Convertible Notes, valued using Level 2 fair value inputs, as of October 31, 2025 and January 31, 2025 was $264.1 million and $233.0 million, respectively. See also Note 13, Subsequent Events with respect to an exchange of $328.6 million of capitalized principal amount of the 2028 Convertible Notes on November 14, 2025.
2027 Revolving Credit Facility
On July 27, 2023, the Company entered into a revolving credit agreement by and among the Company, ChargePoint, Inc. (the “Borrower”), certain subsidiaries of the Borrower as guarantors (the “Subsidiary Guarantors”), JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (the “Former Credit Agreement”). The Former Credit Agreement provides for senior secured revolving credit facility in an initial aggregate principal amount of up to $150.0 million, with a maturity date of January 1, 2027 (the “2027 Revolving Credit Facility”). Pursuant to the Former Credit Agreement, the Borrower may from time to time arrange for one or more increases in the commitments under the 2027 Revolving Credit Facility in an aggregate principal amount not to exceed $150.0 million, subject to obtaining the consent of the lenders participating in any such increase. Up to $100.0 million of the 2027 Revolving Credit Facility may be used for the issuance of letters of credit.
The obligations of the Borrower under the Former Credit Agreement are guaranteed by the Company and the Subsidiary Guarantors and secured by a first priority pledge of the equity securities of the Borrower and certain of its subsidiaries and first priority security interests in substantially all tangible and intangible personal property, including intellectual property, of the Company, the Borrower and each Subsidiary Guarantor, subject to customary exceptions and limitations.
The Former Credit Agreement contains negative covenants that, among other things, restrict the ability of the Company, the Borrower and its subsidiaries, as applicable, to incur additional indebtedness, incur additional liens, make investments or acquisitions, make dividends, distributions, or other restricted payments, dispose of property, and enter into transactions with affiliates, in each case subject to certain dollar baskets and customary carveouts, as well as customary events of default. In addition, the Former Credit Agreement requires the Borrower to comply with a minimum total liquidity covenant to be not less than 150% of the aggregate amount of the lender’s commitment under the Former Credit Agreement (“Total Liquidity”) which requires the Borrower to maintain, at all times, Total Liquidity equal to the sum of cash and cash equivalents held by the Borrower and the other loan parties at controlled accounts with the initial lenders under the Former Credit Agreement plus the aggregate unused amount of the commitments then available to be drawn under the 2027 Revolving Credit Facility.
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
In October 2023, the Company entered into an amendment to the Former Credit Agreement to, among other things, permit the Company to complete the Notes Amendment (as described above).
As of October 31, 2025, the Borrower had no borrowings outstanding under the 2027 Revolving Credit Facility. The Borrower also had no letters of credit outstanding under the Former Credit Agreement as of October 31, 2025, and as a result, had a borrowing capacity of up to $150.0 million. On November 14, 2025, the Company terminated the Former Credit Agreement. For more information regarding termination of the Former Credit Agreement and the 2027 Revolving Credit Facility, see also Note 13, Subsequent Events.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7.Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services related to, but not limited to, manufacturing, facilities and professional services under non-cancellable contracts. They were not recorded as liabilities on the condensed consolidated balance sheets as of October 31, 2025, as the Company had not yet received the related goods or services.
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
Class Action Litigation

A class action lawsuit alleging violations of federal securities laws was filed on November 29, 2023 in the U.S. District Court for the Northern District of California (the “NorCal Court”) against the Company and certain of its former officers (the “Class Defendants”). A second class action lawsuit (together with the November 2023 Class Action, the “Class Actions”) was filed against the Class Defendants on January 22, 2024. On May 16, 2024, the NorCal Court consolidated the Class Actions into one action captioned Khan v. ChargePoint Holdings, Inc., et al., Case No. 23-cv-06172-NW, appointed two lead plaintiffs, and appointed lead counsel. On July 19, 2024, Lead Plaintiffs filed a Consolidated Amended Complaint which purported to be on behalf of purchasers of the Company’s stock between December 7, 2021 and November 16, 2023. This Consolidated Amended Complaint alleged that the Class Defendants made materially false and misleading statements in violation of Section 10(b) and Rule 10b-5(b) of the Securities Exchange Act regarding, (1) ChargePoint’s handling of supply chain disruptions; (2) ChargePoint’s revenue; and (3) the value of ChargePoint’s inventory. Lead Plaintiffs also alleged the Class Defendants engaged in a scheme to prematurely recognize revenue in violation of Sections 10(b) and Rules 10b-5(a) and (c) of the Securities Exchange Act. The Class Defendants filed a motion to dismiss the Consolidated Amended Complaint on September 17, 2024, and the motion was fully briefed and scheduled to be heard on July 16, 2025. On July 8, 2025, pursuant to the parties’ stipulation, the NorCal Court vacated the hearing so Plaintiffs could file a Second Amended Complaint, which they did on July 22, 2025. The Second Amended Complaint alleges the same claims based on the same theories as the Consolidated Amended Complaint, but names an additional former officer as a Defendant and adds additional challenged statements made within the same Class Period. The Class Defendants filed a motion to dismiss the Second Amended Complaint on September 17, 2025, which is fully briefed and under submission. A Case Management Conference is scheduled for February 24, 2026.

Derivative Actions

On January 5, 2024, a ChargePoint stockholder purporting to act on behalf of the Company filed an action in the U.S. District Court for the District of Delaware against ChargePoint’s Board of Directors and certain of its former officers (“Derivative Defendants”), alleging that the Derivative Defendants breached their fiduciary duties to ChargePoint in connection with the same alleged events and alleged materially false and misleading statements asserted in the Class Actions described above. This action has been stayed. Four additional substantively duplicative actions were filed in the NorCal Court on January 8, 2024, March 1, 2024, May 2, 2024, and May 24, 2024. The complaints seek unspecified monetary damages and other relief. On September 23, 2024, the NorCal Court consolidated the four California actions into one action captioned In re ChargePoint Holdings, Inc. Derivative Litigation, Case No. 24-cv-00149-NW (“Consolidated Derivative Action”). On November 4, 2024, the NorCal Court entered an order staying the Consolidated Derivative Action pending resolution of Class Defendants’ motion to dismiss in the Class Action Litigation. A Case Management Conference for the Consolidated Derivative Action is scheduled to be held on February 24, 2026 concurrently with the Case Management Conference and motion to dismiss hearing for the Class Actions.
The Company intends to defend these lawsuits vigorously. At this time, the Company is unable to predict the outcome or estimate the amount of loss or range of losses that could potentially result from these lawsuits.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Letters of Credit
The Company had $0.4 million of secured letters of credit outstanding as of October 31, 2025 and January 31, 2025, respectively.
Leases
The Company leases its office facilities under non-cancelable operating leases with various lease terms. The Company also leases certain office equipment under operating lease agreements.
The following table presents future payments of lease liabilities under the Company's non-cancelable operating leases as of October 31, 2025 (in thousands):

(in thousands)
2026 (remaining three months)	$1,727
2027	5,830
2028	4,867
2029	4,284
2030	2,506
Total undiscounted operating lease payments	19,214
Less: imputed interest	(2,262)
Total operating lease liabilities	16,952
Less: current portion of operating lease liabilities	(4,989)
Operating lease liabilities, noncurrent	$11,963

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8.Common Stock
As of October 31, 2025 and January 31, 2025, the Company was authorized to issue 1,000,000,000 shares of Common Stock, with a par value of $0.0001 per share. There were 23,653,0131 and 22,805,1151 shares issued and outstanding as of October 31, 2025 and January 31, 2025, respectively.
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
On September 8, 2025, ChargePoint filed a registration statement on Form S-3 (File No. 333-290113) with the SEC (the “2025 Shelf Registration Statement”). Following such time as the 2025 Shelf Registration Statement is declared effective by the SEC, the 2025 Shelf Registration Statement will permit the Company to offer up to $400.0 million of Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time. As part of the 2025 Shelf Registration Statement, ChargePoint filed a preliminary prospectus registering for sale from time to time, following such time as the 2025 Shelf Registration Statement is declared effective by the SEC, up to $150.0 million of Common Stock pursuant to a sales agreement (the “2025 ATM Facility”). .
During the nine months ended October 31, 2025, there were no sales of the Company’s Common Stock pursuant to the 2022 and 2025 ATM Facility. During the three and nine months ended October 31, 2024, the Company sold a total of 108,5351 shares of its Common Stock pursuant to the ATM Facility at the prevailing market prices for total proceeds of $3.0 million, net of less than $0.1 million issuance costs.

(1) Amounts have been adjusted to reflect 1-for-20 reverse stock split that became effective on July 28, 2025. See Note 1, “Description of Business and Basis of Presentation” for additional details.
9.Common Stock Warrants
The Company had outstanding warrants (“Warrants”) issued prior to 2021 to purchase shares of Common Stock. As of October 31, 2025, there were 1,724,971 Warrants outstanding, which are classified as equity.
There was no warrant activity during the nine months ended October 31, 2025 and 2024.
A summary of Warrants outstanding and activity is set forth below, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 1, Description of Business and Basis of Presentation:

Number of Warrants
Outstanding as of January 31, 2025	1,724,971
Warrants exercised	—
Outstanding as of October 31, 2025	1,724,971
See also Note 13, Subsequent Events, with respect to the issuance on November 14, 2025 of warrants to purchase up to 1,671,000 shares of the Company’s common stock.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10.Equity Plans and Stock-based Compensation
The following sets forth the total stock-based compensation expense for employee equity plans included in the Company’s condensed consolidated statements of operations:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$1,222	$1,260	$3,696	$3,870
Research and development	7,540	9,830	25,328	28,864
Sales and marketing	2,546	4,517	8,501	14,422
General and administrative	4,147	5,107	14,009	13,927
Total stock-based compensation expense	$15,455	$20,714	$51,534	$61,083
As of October 31, 2025, the Company had unrecognized stock-based compensation expense related to RSUs and PRSUs (as defined below), and 2021 ESPP (as defined below) of $66.9 million, which is expected to be recognized over a weighted-average period of 2.0 years.
2021 Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (“2021 ESPP”) permits participants to purchase shares of the Company’s Common Stock at a discounted price through payroll deductions. As of October 31, 2025, 751,149 shares of Common Stock were available under the 2021 ESPP.
2021 Equity Incentive Plan
The 2021 Equity Incentive Plan (“2021 EIP”) allows the Company to grant stock options, stock appreciation rights, restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), and certain other awards. As of October 31, 2025, 757,121 shares of Common Stock were available under the 2021 EIP.
There were no options granted for the three and nine months ended October 31, 2025.
Restricted Stock Units
A summary of RSUs outstanding under the 2021 EIP as of October 31, 2025 and changes during the fiscal year-to-date period then ended is presented in the following table, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 1, Description of Business and Basis of Presentation:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 31, 2025	1,827,940	$57.32
RSU granted	1,923,393	$12.54
RSU vested	(664,384)	$59.60
RSU forfeited	(243,374)	$37.98
Outstanding as of October 31, 2025	2,843,575	$28.15
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
A summary of PRSUs outstanding under the 2021 EIP as of October 31, 2025 and changes during the fiscal year-to-date period then ended is presented in the following table, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 1, Description of Business and Basis of Presentation:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 31, 2025	186,646	$47.75
PRSUs granted	348,187	$12.52
PRSU forfeited	(36,015)	$54.68
Outstanding as of October 31, 2025	498,818	$22.65
Stock Options
2017 Plan and 2007 Plan
In fiscal year 2022, the Company terminated its 2017 Stock Option Plan (the “2017 Plan”) and 2007 Stock Option Plan (the “2007 Plan”).
A summary of options outstanding under the 2017 Plan and 2007 Plan as of October 31, 2025 and changes during the fiscal year-to-date period then ended is presented in the following table, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 1, Description of Business and Basis of Presentation:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2025	135,179	$15.34	3.9	$528
Options exercised	(4,004)	$11.95
Options cancelled	(12,295)	$14.90
Outstanding as of October 31, 2025	118,880	$15.51	3.4	$3
Options vested and expected to vest as of October 31, 2025	118,880	$15.51	3.4	$3
Exercisable as of October 31, 2025	118,880	$15.51	3.4	$3
11.Income Taxes
The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter. The effective income tax rate was (1.7)% and (2.0)% for the three months ended October 31, 2025 and 2024, respectively. The effective income tax rate was (1.5)% and (1.7)% for the nine months ended October 31, 2025 and 2024, respectively. The effective tax rate differs from the U.S. statutory rate primarily due to the full valuation allowances on the Company’s net domestic deferred tax assets as it is more likely than not that all of the deferred tax assets will not be realized.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law in the United States. The OBBBA includes a broad range of tax reform provisions affecting businesses. The Company has reflected the estimated impact of the OBBBA in the year-to-date and quarterly tax provision as of October 31, 2025. The impact of the OBBBA was not material to our Condensed Consolidated Financial Statements (Unaudited) and related disclosures.
12.Basic and Diluted Net Loss per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three and nine months ended October 31, 2025 and 2024, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 1, Description of Business and Basis of Presentation:

	Three months ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(in thousands, except share and per share data)
Numerator:
Net loss	$(52,479)	$(77,590)	$(175,779)	$(218,263)
Denominator:
Weighted average common shares outstanding	23,501,303	21,766,572	23,219,611	21,437,887
Weighted average shares outstanding - Basic and Diluted	23,501,303	21,766,572	23,219,611	21,437,887

Net loss per share - Basic and Diluted	$(2.23)	$(3.56)	$(7.57)	$(10.18)
The potential shares of Common Stock that were excluded from the computation of diluted net loss per share attributable to common stockholders at each period end, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 1, Description of Business and Basis of Presentation, because including them would have had an antidilutive effect were as follows:

	October 31, 2025	October 31, 2024
2028 Convertible Notes (on an as-converted basis)	1,416,243	1,303,124
Options to purchase common stock	118,880	308,226
Restricted stock units	2,843,575	1,704,145
Common stock warrants	1,724,971	1,724,971
Employee stock purchase plan	516,567	407,748
Total potentially dilutive common share equivalents	6,620,236	5,448,214
PRSUs granted were excluded from the above table because the respective stock price and EBITDA targets have not been met as of October 31, 2025.

13.Subsequent Event
As previously disclosed, on November 14, 2025, the Company entered into a privately negotiated exchange agreement (the “Exchange Agreement”) with certain holders (the “Exchanging Holders”) of its outstanding 2028 Convertible Notes. Pursuant to the Exchange Agreement, the Company exchanged $328.6 million in capitalized principal amount of the 2028 Convertible Notes for the following consideration (the “Exchange Transaction”): (i) $186.5 million in aggregate principal amount under a new Credit and Security Agreement (the “2025 Credit Agreement”), (ii) $25.0 million in cash, and (iii) warrants to purchase up to 1,671,000 shares of the Company’s common stock at an exercise price of $25.00 per share (the “2025 Warrants”). The Company did not receive any cash proceeds from the Exchange Transaction. Following the consummation of the Exchange Transaction, $11.3 million in capitalized principal amount of 2028 Convertible Notes remains outstanding. The Exchange Agreement contains customary representations, warranties and covenants of the Company and the Exchanging Holders.
On November 14, 2025, the Company terminated the Former Credit Agreement. There were no borrowings or letters of credit outstanding under the Former Credit Agreement at the time of termination.

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
Since its inception in 2007, ChargePoint has been engaged in developing and marketing its Networked Charging Systems, subscriptions and other offerings, raising capital and recruiting personnel. ChargePoint has incurred net operating losses and negative cash flows from operations in every year since its inception. As of October 31, 2025, ChargePoint had an accumulated deficit of $2,067.2 million. The Company’s principal sources of liquidity are its cash and cash equivalents, cash generated from sales to customers, debt financing (as described in Note 6, Debt), and sales of Common Stock under the 2022 ATM Facility (as defined in Note 8, Common Stock).

Convertible Note Exchange
On November 14, 2025, ChargePoint entered into a privately negotiated exchange agreement (the “Exchange Agreement”) with certain holders of its outstanding 2028 Convertible Notes (as defined below and described in Part I, Item 1, Note 6, Debt in the notes to condensed consolidated financial statements in this Quarterly Report). Pursuant to the Exchange Agreement, the Company exchanged $328.6 million in capitalized principal amount of the 2028 Convertible Notes for the following consideration (the “Exchange Transaction”): (i) $186.5 million in aggregate principal amount under a new Credit and Security Agreement (the “2025 Credit Agreement”), (ii) $25.0 million in cash, and (iii) warrants to purchase up to 1,671,000 shares of the Company’s common stock at an exercise price of $25.00 per share (the “2025 Warrants”). ChargePoint did not receive any cash proceeds from the Exchange Transaction. Following the consummation of the Exchange Transaction, $11.3 million in capitalized principal amount of 2028 Convertible Notes remains outstanding.
On November 14, 2025, the Former Credit Agreement (as described in Part I, Item 1, Note 6, Debt in the notes to condensed consolidated financial statements in this Quarterly Report) was terminated. The Former Credit Agreement provided for senior secured revolving credit facility in an initial aggregate principal amount of up to $150.0 million, with a maturity date of January 1, 2027.
For more information about the Exchange Transaction, 2025 Credit Agreement, the 2025 Warrants and termination of the Former Credit Agreement, see Part I, Item 1, Note 13, Subsequent Events in the notes to condensed consolidated financial statements in this Quarterly Report.

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

For example, the Infrastructure Investment and Jobs Act signed into law on November 15, 2021 provided additional funding for EVs and EV charging infrastructure through the creation of new programs and grants and the expansion of existing programs, including the $7.5 billion National Electric Vehicle Infrastructure (“NEVI”) Program for EV charging along highway corridors. On August 11, 2025, the Federal Highway Administration (“FHWA”) issued new guidance, updating prior guidance which previously froze federal funds tied to NEVI and directed states to file updated implementation plans within 30 days. FHWA has since approved the state plans and states are moving forward with their NEVI programs. Separately, the One Big Beautiful Bill Act was signed into law which set new end dates for the EV charging infrastructure tax credits previously made available under Section 30C and Section 30D of the Internal Revenue Code of 1986, as amended. Any other reduction in rebates, tax credits or other financial incentives for EVs or EV charging stations could materially reduce the demand for EVs and ChargePoint’s solutions and, as a result, may adversely impact ChargePoint’s business and expansion potential.

Results of Operations and Its Components
Revenue
Networked Charging Systems
Networked Charging Systems revenue includes the deliveries of EV charging system infrastructure, which include a range of AC products for use in residential, commercial and fleet applications, and DC, or fast-charge products for use in commercial and fleet applications, as well as fees received for transferring regulatory incentives earned for participating in low carbon fuel programs. ChargePoint generally recognizes revenue from sales of Networked Charging Systems upon shipment to customers, including distributors, resellers or direct sales customers as these customers obtain title and control over these products. Revenue is adjusted for estimated returns. Revenue from regulatory incentives is recognized when the regulatory incentives are transferred.
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

	October 31,
Networked Charging Systems	2025	2024	Change
	(dollar amounts in thousands)
Three months ended	$56,389	$52,662	$3,727	7.1%
Percentage of total revenue	53.4%	52.9%

Nine months ended	$158,869	$182,182	$(23,313)	(12.8)%
Percentage of total revenue	52.6%	57.8%
Networked Charging Systems revenue increased during the three months ended October 31, 2025 compared to the three months ended October 31, 2024 primarily due to higher volume of Networked Charging Systems delivered across ChargePoint’s major product families. Networked Charging Systems revenue decreased during the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024 primarily due to lower volume of Networked Charging Systems delivered across ChargePoint’s major product families.

	October 31,
Subscriptions	2025	2024	Change
	(dollar amounts in thousands)
Three months ended	$42,004	$36,417	$5,587	15.3%
Percentage of total revenue	39.7%	36.6%

Nine months ended	$119,920	$106,053	$13,867	13.1%
Percentage of total revenue	39.7%	33.6%
Subscriptions revenue increased during the three and nine months ended October 31, 2025 compared to the three and nine months ended October 31, 2024 primarily due to the growth in the number of ChargePoint Platform subscriptions and Assure subscriptions for Networked Charging Systems connected to ChargePoint’s network.

	October 31,
Other Revenue	2025	2024	Change
	(dollar amounts in thousands)
Three months ended	$7,281	$10,533	$(3,252)	(30.9)%
Percentage of total revenue	6.9%	10.6%

Nine months ended	$23,115	$26,959	$(3,844)	(14.3)%
Percentage of total revenue	7.7%	8.6%
Other revenue decreased during the three and nine months ended October 31, 2025 compared to the three and nine months ended October 31, 2024 due to lower transaction fees earned for processing payments collected on driver charging sessions at charging sites owned by ChargePoint’s customers .

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

	October 31,
Cost of Networked Charging Systems Revenue	2025	2024	Change
	(dollar amounts in thousands)
Three months ended	$51,696	$52,852	$(1,156)	(2.2)%
Percentage of Networked Charging Systems revenue	91.7%	100.4%

Nine months ended	$146,826	$173,152	$(26,326)	(15.2)%
Percentage of Networked Charging Systems revenue	92.4%	95.0%
Cost of Networked Charging Systems revenue decreased during the three months ended October 31, 2025 compared to the three months ended October 31, 2024 primarily due to lower costs of products shipped.
Cost of Networked Charging Systems revenue decreased during the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024 primarily due to a decrease in Networked Charging Systems delivered.

	October 31,
Cost of Subscriptions Revenue	2025	2024	Change
	(dollar amounts in thousands)
Three months ended	$15,650	$17,512	$(1,862)	(10.6)%
Percentage of subscriptions revenue	37.3%	48.1%

Nine months ended	$46,550	$53,812	$(7,262)	(13.5)%
Percentage of subscriptions revenue	38.8%	50.7%
Cost of Subscriptions revenue decreased primarily due to a decrease in Assure maintenance costs during the three and nine months ended October 31, 2025 compared to the three and nine months ended October 31, 2024.

	October 31,
Cost of Other Revenue	2025	2024	Change
	(dollar amounts in thousands)
Three months ended	$5,842	$6,462	$(620)	(9.6)%
Percentage of other revenue	80.2%	61.4%

Nine months ended	$17,328	$16,249	$1,079	6.6%
Percentage of other revenue	75.0%	60.3%
Cost of other revenue did not materially change during the three months ended October 31, 2025 compared to the three months ended October 31, 2024.
Cost of other revenue increased during the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024 primarily due to higher driver-related processing costs on Networked Charging Systems.
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

	October 31,
Gross Profit and Gross Margin	2025	2024	Change
	(dollar amounts in thousands)
Three months ended	$32,486	$22,786	$9,700	42.6%
Gross margin	30.7%	22.9%	7.8%

Nine months ended	$91,200	$71,981	$19,219	26.7%
Gross margin	30.2%	22.8%	7.4%
Gross profit and gross margin both increased during the three and nine months ended October 31, 2025 compared to the three and nine months ended October 31, 2024 primarily due to an increase in subscription revenue growth as a percentage of total revenue and improvement in subscription margins.
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

	October 31,
Research and Development Expenses	2025	2024	Change
	(dollar amounts in thousands)
Three months ended	$34,675	$38,299	$(3,624)	(9.5)%
Percentage of total revenue	32.8%	38.4%

Nine months ended	$104,664	$110,861	$(6,197)	(5.6)%
Percentage of total revenue	34.7%	35.2%
Research and development expenses decreased during the three months ended October 31, 2025 compared to the three months ended October 31, 2024 primarily due to the Company’s reorganization plans undertaken in the prior period and cost reduction measures in the current period resulting in a decrease in personnel expenses.
Research and development expenses decreased during the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024 primarily due to the Company’s reorganization plans undertaken in the prior period and cost reduction measures in the current period resulting in decrease in personnel expenses.
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

	October 31,
Sales and Marketing Expenses	2025	2024	Change
	(dollar amounts in thousands)
Three months ended	$24,500	$34,678	$(10,178)	(29.4)%
Percentage of total revenue	23.2%	34.8%

Nine months ended	$75,725	$106,376	$(30,651)	(28.8)%
Percentage of total revenue	25.1%	33.7%
Sales and marketing expenses decreased during the three months ended October 31, 2025 compared to the three months ended October 31, 2024 primarily due to a decrease in personnel expenses of $9.5 million, as a result of the Company’s September 2024 Reorganization (as described in Part I, Item 1, Note 5, Restructuring in the notes to condensed consolidated financial statements in this Quarterly Report), and a decrease in bad debt expense of $0.5 million.
Sales and marketing expenses decreased during the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024 primarily due to a decrease in personnel expenses of $23.5 million, as a result of the Company’s September 2024 Reorganization (as described in Part I, Item 1, Note 5, Restructuring in the notes to condensed consolidated financial statements in this Quarterly Report), and decreases in bad debt expense of $4.2 million, and other marketing and sales related expenses of $3.0 million.
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

	October 31,
General and Administrative Expense	2025	2024	Change
	(dollar amounts in thousands)
Three months ended	$17,646	$17,975	$(329)	(1.8)%
Percentage of total revenue	16.7%	18.0%

Nine months ended	$67,963	$52,794	$15,169	28.7%
Percentage of total revenue	22.5%	16.7%
General and administrative expenses decreased during the three months ended October 31, 2025 compared to the three months ended October 31, 2024 primarily due to a decrease in personnel expenses of $2.2 million, offset by an increase in non-recurring operating expenses of $1.0 million and other operating expenses of $0.9 million.
General and administrative expenses increased during the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024 primarily due to a $15.0 million increase in non-recurring operating expenses and other operating expenses of $3.9 million, offset by a decrease in personnel expenses of $3.7 million.
Interest Income
Interest income consists primarily of interest earned on ChargePoint’s cash, cash equivalents and short-term investments.

	October 31,
Interest Income	2025	2024	Change
	(dollar amounts in thousands)
Three months ended	$1,096	$1,604	$(508)	(31.7)%
Percentage of total revenue	1.0%	1.6%

Nine months ended	$3,392	$6,930	$(3,538)	(51.1)%
Percentage of total revenue	1.1%	2.2%
Interest income decreased during the three and nine months ended October 31, 2025 as compared to the three and nine months ended October 31, 2024 due to lower cash balances.

Interest Expense
Interest expense consists primarily of the interest on ChargePoint’s 2028 Convertible Notes that were originally issued in April 2022, and amended in October 2023, which are described more completely below in Liquidity and Capital Resources.

	October 31,
Interest Expense	2025	2024	Change
	(dollar amounts in thousands)
Three months ended	$(8,061)	$(9,315)	$1,254	(13.5)%
Percentage of total revenue	(7.6)%	(9.4)%

Nine months ended	$(21,346)	$(22,486)	$1,140	(5.1)%
Percentage of total revenue	(7.1)%	(7.1)%
Interest expense decreased during the three and nine months ended October 31, 2025 as compared to the three and nine months ended October 31, 2024. Interest expense is related to interest expense on our 2028 Convertible Notes. For more information, see Part I, Item 1, Note 6, Debt, in the notes to condensed consolidated financial statements in this Quarterly Report.
Other Income (Expense), Net
Other income (expense), net consists primarily of gains and losses on foreign currency transactions.

	October 31,
Other Income (Expense), net	2025	2024	Change
	(dollar amounts in thousands)
Three months ended	$(285)	$(202)	$(83)	n.m.*
Percentage of total revenue	(0.3)%	(0.2)%

Nine months ended	$2,005	$(1,090)	$3,095	n.m.*
Percentage of total revenue	0.7%	(0.3)%
* not meaningful

Other Income (expense), net did not materially change during the three months ended October 31, 2025 as compared to the three months ended October 31, 2024.
Other Income (expense), net increased during nine months ended October 31, 2025 as compared to the nine months ended October 31, 2024 primarily due to favorable changes in foreign exchange rates.
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

	October 31,
Provision for Income Taxes	2025	2024	Change
	(dollar amounts in thousands)
Three months ended	$894	$1,511	$(617)	(40.8)%
Percentage of loss before provision for income taxes	(1.7)%	(2.0)%

Nine months ended	$2,678	$3,567	$(889)	(24.9)%
Percentage of loss before provision for income taxes	(1.5)%	(1.7)%

The provision for income taxes did not materially fluctuate during the three and nine months ended October 31, 2025 as compared to the three and nine months ended October 31, 2024.
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
As of October 31, 2025, ChargePoint had cash and cash equivalents and restricted cash of $180.9 million. As of January 31, 2025, ChargePoint had cash and cash equivalents and restricted cash of $225.0 million. ChargePoint believes that its cash on hand and cash generated from sales to customers will satisfy its working capital and capital requirements for at least the next twelve months.
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

On November 14, 2025, ChargePoint entered into the Exchange Agreement. Following the consummation of the Exchange Transaction, $11.3 million in capitalized principal amount of 2028 Convertible Notes remains outstanding. For more information about the Exchange Transaction see Part I, Item 1, Note 13, Subsequent Events in the notes to condensed consolidated financial statements in this Quarterly Report. For additional details on the Notes Amendment and the 2028 Convertible Notes refer to Part I, Item 1, Note 6, “Debt,” in ChargePoint’s notes to condensed consolidated financial statements in this Quarterly Report.

2027 Revolving Credit Facility
On July 27, 2023, ChargePoint entered into a revolving credit agreement by and among the Company as the parent guarantor, ChargePoint, Inc. (the “Borrower”), certain subsidiaries of the Borrower as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (the “Former Credit Agreement”). The Former Credit Agreement provides for senior secured revolving credit facility in an initial aggregate principal amount of up to $150.0 million, with a maturity date of January 1, 2027 (the “2027 Revolving Credit Facility”). Pursuant to the Former Credit Agreement, the Borrower may from time to time arrange for one or more increases in the commitments under the 2027 Revolving Credit Facility in an aggregate principal amount not to exceed $150.0 million, subject to obtaining the consent of the lenders participating in any such increase. In October 2023, the Company entered into an amendment to the Former Credit Agreement to, among other things, permit the Company to complete the Notes Amendment.
As of October 31, 2025, the Borrower had no borrowings outstanding or letters of credit under the 2027 Revolving Credit Facility and, as a result, had a borrowing capacity of up to $150.0 million. The Former Credit Agreement was terminated on November 14, 2025.
For additional details on the Former Credit Agreement and the 2027 Revolving Credit Facility, refer to Part I, Item 1, Note 6, “Debt,” and Part I, Item 1, Note 13, “Subsequent Events,” in ChargePoint’s notes to condensed consolidated financial statements in this Quarterly Report.
Shelf Registrations and ATM Facilities
On July 1, 2022, ChargePoint filed a registration statement on Form S-3 (File No. 333-265986) with the SEC (that was declared effective by the SEC on July 12, 2022), which permitted ChargePoint to offer up to $1.0 billion of shares of Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time (the “2022 Shelf Registration Statement”). As part of the 2022 Shelf Registration Statement, ChargePoint filed a prospectus supplement registering for sale from time to time up to $500.0 million shares of Common Stock pursuant to a sales agreement (the “2022 ATM Facility”). During the three months ended October 31, 2025, there were no sales of the Company’s Common Stock pursuant to the 2022 ATM Facility. On July 11, 2025, ChargePoint terminated the 2022 ATM Facility, effective immediately. The 2022 Shelf Registration Statement expired on July 12, 2025.

On September 8, 2025, ChargePoint entered into a new “at-the-market” sales agreement, by and between ChargePoint and the underwriter thereto, pursuant to which ChargePoint may from time to time sell shares of its Common Stock having an aggregate offering price of $150,000,000 (the “2025 ATM Facility”). Sales of ChargePoint Common Stock pursuant to the 2025 ATM Facility, if any, will be made under a new registration statement on Form S-3 (File No. 333-290113) that ChargePoint filed with the SEC on September 8, 2025 (the “2025 Shelf Registration Statement”). Following such time as the 2025 Shelf Registration Statement is declared effective by the SEC, the 2025 Shelf Registration Statement will facilitate offers of up to $400,000,000 of shares of ChargePoint Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time.
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
ChargePoint may continue to opportunistically seek access to additional funds through public or private equity offerings or debt financings, including through potential sales of Common Stock under its 2025 ATM Facility. If ChargePoint raises funds by issuing equity securities or debt securities convertible into equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of Common Stock. If ChargePoint raises funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of Common Stock. The terms of debt securities or borrowings could impose significant restrictions on ChargePoint’s operations and expose ChargePoint to enhanced risks associated with rising interest rates and elevated inflation. The capital markets have in the past, and may in the future, experience periods of higher volatility that could impact the availability and cost of equity and debt financing.
ChargePoint’s principal use of cash in recent periods has been funding its operations and investing in capital expenditures. ChargePoint’s future capital requirements will depend on many factors, including its revenue growth rate, the timing and the amount of cash received from customers, its efforts to reduce operating expenses, the timing and extent of spending to support development efforts, expenses associated with its reorganizations, the introduction of network enhancements and the continuing market adoption of its Networked Charging Systems. In the future, ChargePoint may enter into arrangements to acquire or invest in complementary businesses, products and technologies. ChargePoint may be required to seek additional equity or debt financing beyond the amounts available to it pursuant to the 2025 ATM Facility.
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
Cash Flows
For the Nine Months Ended October 31, 2025 and 2024
The following table sets forth a summary of ChargePoint’s cash flows for the periods indicated:

	Nine Months Ended October 31,
	2025	2024
	(in thousands)
Net cash provided by (used in) provided by:
Operating activities	$(61,608)	$(144,265)
Investing activities	(3,420)	(10,136)
Financing activities	18,090	16,393
Effects of exchange rates on cash, cash equivalents, and restricted cash	2,881	7
Net decrease in cash, cash equivalents, and restricted cash	$(44,057)	$(138,001)
Net Cash Used in Operating Activities
During the nine months ended October 31, 2025, net cash used in operating activities was $61.6 million, consisting primarily of a net loss of $175.8 million, change in net operating assets of $15.6 million and total non-cash charges of $98.6 million. The noncash charges consisted primarily of $51.5 million of stock-based compensation expense, $23.1 million of depreciation, amortization, and amortization of deferred contract acquisition costs, $20.1 million of non-cash interest expenses, $5.3 million of reserves and other costs, and $2.7 million of non-cash operating lease cost, offset by $4.1 million of foreign currency transaction gains. The change in operating assets and liabilities was mainly driven by a decrease in accounts payable, operating lease liabilities, and accrued and other liabilities of $8.5 million, offset by an increase in deferred revenue of $8.7 million, and decreases in prepaid expenses and other assets of $7.8 million, inventories of $6.3 million, and accounts receivable, net, of $1.3 million.
During the nine months ended October 31, 2024, net cash used in operating activities was $144.3 million, consisting primarily of a net loss of $218.3 million and change in net operating assets of $45.0 million, partially offset by an add back of non-cash charges of $119.0 million. The noncash charges consisted primarily of $61.1 million of stock-based compensation expense, $17.1 million of reserves and other costs, $24.6 million of depreciation, amortization, and amortization of deferred contract acquisition costs, $12.8 million of non-cash interest expenses, $2.7 million of non-cash operating lease cost, and $0.7 million in foreign currency transaction losses. The change in operating assets and liabilities was mainly driven by increases in inventories of $24.2 million and prepaid expenses and other assets of $6.3 million and decrease in accounts payable, operating lease liabilities, and accrued and other liabilities of $26.0 million, offset by decrease in accounts receivable, net, of $6.3 million and an increase in deferred revenue of $5.2 million.
Net Cash Used In Investing Activities
During the nine months ended October 31, 2025, net cash used in investing activities was $3.4 million related to purchases of property and equipment.

During the nine months ended October 31, 2024, net cash used in investing activities was $10.1 million related to purchases of property and equipment.
Net Cash Provided by Financing Activities
During the nine months ended October 31, 2025, net cash provided by financing activities was $18.1 million, primarily consisting of proceeds from the issuance of Common Stock under employee equity plans of $2.1 million, net of tax withholding, and change in driver funds and amounts due to customers of $16.1 million.
During the nine months ended October 31, 2024, net cash provided by financing activities was $16.4 million, consisting of proceeds from the issuance of Common Stock under employee equity plans of $7.7 million, net of tax withholdings, change in driver funds and amounts due to customers of $5.7 million, and proceeds from the sale of common stock under the 2022 ATM Facility, net of commissions and fees, of $3.0 million.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
ChargePoint is exposed to market risk for changes in interest rates. ChargePoint had cash and cash equivalents and restricted cash totaling $180.9 million as of October 31, 2025. Cash equivalents are invested primarily in money market funds. ChargePoint’s investment policy is focused on the preservation of capital and supporting its liquidity needs. Under the policy, ChargePoint historically invests in highly rated securities issued by the U.S. government, and short duration or liquid money market funds. ChargePoint does not invest in financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments. ChargePoint utilizes external investment managers who adhere to the guidelines of its investment policy.
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
Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies can impact ChargePoint’s net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 10% would not result in a material foreign currency loss on foreign-denominated balances as of October 31, 2025. There was no material change in ChargePoint’s foreign currency risk during the three months ended October 31, 2025 compared to the same period in 2024.
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
ChargePoint’s management, with participation of its Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of ChargePoint’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that ChargePoint’s disclosure controls and procedures were effective at the reasonable assurance level as of October 31, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, ChargePoint’s internal control over financial reporting.

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
•ChargePoint has entered into the 2025 Credit Agreement, which imposes certain restrictions on its business and operations that may affect its ability to operate its business and make payments on its indebtedness.
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
ChargePoint incurred net losses of $277.1 million for the fiscal year ended January 31, 2025 and had net loss of $175.8 million for the nine months ended October 31, 2025. As of October 31, 2025, ChargePoint had an accumulated deficit of $2,067.2 million. ChargePoint incurred negative cash flows from operating activities of $61.6 million for the nine months ended October 31, 2025. ChargePoint believes it will continue to incur significant operating expenses and net losses in future quarters for the near term. There can be no assurance that it will be able to achieve or maintain profitability in the future. ChargePoint’s potential profitability is particularly dependent upon the continued adoption of EVs by consumers and fleet operators and the widespread adoption of electric fleets and other electric transportation modalities, each of which are still in the early stages of widespread adoption and may not occur with the volume and timing that ChargePoint expects.
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
ChargePoint’s business depends on the economic health of its current and prospective customers and overall demand for EV charging infrastructure. In addition, the purchase of ChargePoint products and services is often discretionary and typically involves a significant commitment of capital and other resources. The United States, the European Union (“EU”), and the United Kingdom have experienced recently higher levels of inflation. In response, and due to recession fears, the U.S. Federal Reserve, the European Central Bank, and the Bank of England have in the past raised and have indicated they may maintain higher interest rates and implement fiscal policy interventions. While these interventions have resulted in lowering inflation in recent quarters, there is no guarantee that these measures will maintain lower inflation and it may be necessary for central banks to increase interests rates again in the future in the event high levels of inflation resume. These actions may also reduce economic growth rates, create a recession, and have other similar effects.

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
In addition to the tariffs recently imposed on China, the United States has imposed extensive export controls, targeted primarily at the semiconductor industry, in China. China has in the past and may in the future retaliate to such measures. If China imposes retaliatory tariffs, or if there is a conflict between China and Taiwan, which is a leading producer of semiconductors, there could be further disruption to the semiconductor industry and global supply chains. ChargePoint or the suppliers it procures components from may be unable to manufacture products at prices ChargePoint’s customers would accept, or at all. Any inability to pass on future increased costs to customers would put downward pressure on ChargePoint’s gross margins and adversely affect ChargePoint’s business, results of operations and financial condition. In addition, while ChargePoint has not yet experienced a direct impact to its supply chain due to the conflict between Russia and Ukraine, conflicts in the Middle East or rising political tensions with China, ChargePoint may experience an impact in the future due to increased fuel and shipping costs, limited supply of, or tariffs imposed on, components or replacement parts used by ChargePoint in its manufacturing process or the automotive industry in general, and delays caused by changes to global shipping routes and logistics. Such adverse impacts on ChargePoint’s supply chain could limit its ability to manufacture and sell its products on a timely and cost-effective basis and adversely affect its gross margins, which could materially adversely affect ChargePoint’s business and results of operations.
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
ChargePoint’s headquarters are located in the San Francisco Bay Area in an area projected to be vulnerable to future water scarcity and sea level rise due to climate change as well as in an active earthquake zone. The occurrence of a natural disaster such as an earthquake, drought, flood, fire (such as the increasingly frequent wildfires in California), localized extended outages of critical utilities (such as California’s public safety power shut-offs) or transportation systems, or any critical resource shortages could cause a significant interruption in its business, damage or destroy ChargePoint’s facilities or inventories, and cause it to incur significant costs, any of which could harm its business, financial condition and results of operations. The insurance ChargePoint maintains against fires, earthquakes and other natural disasters may not be adequate to cover losses in any particular case.
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
For example, the Infrastructure Investment and Jobs Act signed into law on November 15, 2021 provided additional funding for EVs and EV charging infrastructure through the creation of new programs and grants and the expansion of existing programs, including the $7.5 billion National Electric Vehicle Infrastructure (“NEVI”) Program for EV charging along highway corridors. On August 11, 2025, the Federal Highway Administration (“FHWA”) issued new guidance, updating prior guidance which previously froze federal funds tied to NEVI and directed states to file updated implementation plans within 30 days. FHWA has since approved the state plans and states are moving forward with their NEVI programs, but there is no guarantee or assurance that FHWA guidance and implementation will not change again in the future and FHWA’s implementation of the NEVI program may be subject to future interruptions, delays or cancellation.
Separately, the One Big Beautiful Bill Act was signed into law which set new end dates for the EV charging infrastructure tax credits previously made available under Section 30C and Section 30D of the Internal Revenue Code of 1986, as amended (the “Code”) Any other reduction in rebates, tax credits or other financial incentives for EVs or EV charging stations could materially reduce the demand for EVs and ChargePoint’s solutions and, as a result, may adversely impact ChargePoint’s business and expansion potential.
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
ChargePoint’s future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. ChargePoint plans to incur significant research and development costs in the future as part of its efforts to design, develop, manufacture and introduce new products and enhance existing products. ChargePoint’s research and development expenses were $104.7 million during the nine months ended October 31, 2025, and $141.3 million, $220.8 million, and $195.0 million during the fiscal years ended January 31, 2025, 2024 and 2023, respectively, and may grow in the future. Further, ChargePoint’s research and development program may not produce successful results, and its new products may not achieve market acceptance, create additional revenue or become profitable.
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
ChargePoint’s business faces increasing regulation and disclosure obligations related to environmental, social and governance issues, including supply chain management, climate change, safety, diversity and inclusion, workplace conduct, and human rights. For example, in October 2023, the State of California adopted SB 253, the Climate Corporate Data Accountability Act, which require companies to annually disclose Scope 1, Scope 2, and Scope 3 greenhouse gas emissions and

SB 261, Greenhouse Gases: Climate-Related Financial Risk which will require biennial disclosure of a company’s financial risk caused by climate change. ChargePoint may in the future be subject to these and similar reporting requirements. In addition, ChargePoint and certain of its subsidiaries may be, subject to the requirements of the European Union’s Corporate Sustainability Reporting Directive (and its implementing laws, standards and regulations as well as other related European Union directives and regulations), which will require additional disclosures across environmental, social and governance topics, such as climate change, biodiversity, pollution, resource use, human capital management and supply chain labor standards, among other topics.
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
ChargePoint may raise additional capital through the issuance of equity or debt securities in the future. In that event, the ownership of existing ChargePoint stockholders would be diluted and the value of the stockholders' equity in Common Stock could be reduced. If ChargePoint raised more equity capital from the sale of its Common Stock, institutional or other investors may negotiate terms more favorable than the current prices of ChargePoint’s Common Stock. If ChargePoint issues debt securities, the holders of the debt would have a claim to ChargePoint assets that would be prior to the rights of stockholders until the debt is repaid. Interest on these debt securities would increase costs and could negatively impact operating results. In November 2025, ChargePoint completed a private exchange of $328.6 million of aggregate capitalized principal amount of its convertible notes with a maturity date of April 1, 2028 (the “2028 Convertible Notes” and such exchange, the “Exchange Transaction”) resulting in $11.3 million of its 2028 Convertible Notes remaining outstanding. In connection with the Exchange Transaction, ChargePoint issued $186.5 million in senior secured loans (the “2025 Senior Loan”) pursuant to the 2025 Credit Agreement (described below). Pursuant to the 2025 Senior Loan, ChargePoint has the option, during the first year the 2025 Senior Loan is outstanding, to elect to issue shares of ChargePoint Common Stock (“Interest Shares”) in an amount equal to the quotient of (i) the amount of interest in respect of such interest period otherwise payable in cash and (ii) a price per share equal to the volume-weighted average price per share of ChargePoint’s Common Stock for the thirty (30) consecutive trading days immediately preceding (but not including) the applicable interest payment date The 2025 Senior Loan and 2028 Convertible Notes may decrease ChargePoint’s business flexibility and access to capital, require a significant amount of cash to service, dilute the ownership interest of existing stockholders and otherwise depress the price of its Common Stock, and delay or hinder an otherwise beneficial takeover of the Company.
In addition, ChargePoint previously filed a Registration Statement on Form S-3 (File No. 333-265986), which permitted ChargePoint to offer up to $1.0 billion of shares of ChargePoint Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time, and simultaneously entered into an

“at-the-market” sales agreement dated July 1, 2022, by and among ChargePoint and the underwriters thereto (the “2022 ATM Facility”) which permitted ChargePoint to make offerings of up to $500.0 million of its Common Stock from time to time. On July 11, 2025, ChargePoint terminated the 2022 ATM Facility, and on September 8, 2025, ChargePoint entered into a new “at-the-market” sales agreement, by and between ChargePoint and the underwriter thereto, pursuant to which ChargePoint may from time to time sell shares of its Common Stock having an aggregate offering price of up to $150,000,000 (the “2025 ATM Facility”). Sales of ChargePoint Common Stock pursuant to the 2025 ATM Facility, if any, will be made under a new registration statement on Form S-3 (File No. 333-290113) that ChargePoint filed with the SEC on September 8, 2025 (the “2025 Shelf Registration Statement”). Following such time as the 2025 Shelf Registration Statement is declared effective by the SEC, the 2025 Shelf Registration Statement will facilitate offers of up to $400,000,000 of shares of ChargePoint Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time. The sale of a substantial number of shares of ChargePoint Common Stock pursuant to the 2025 ATM Facility, the 2025 Shelf Registration Statement or otherwise, or anticipation of any such sales, could cause the trading price of ChargePoint’s Common Stock to decline or make it more difficult for ChargePoint to sell equity or equity-related securities in the future at a time and at a price that ChargePoint might otherwise desire. In addition, issuances of any shares of ChargePoint Common Stock sold pursuant to the 2025 ATM Facility or any securities sold pursuant to the 2025 Shelf Registration Statement, once it is declared effective by the SEC, will have a dilutive effect on our existing stockholders.
In accordance with Delaware law and the provisions of ChargePoint’s Second Amended and Restated Certificate of Incorporation, as amended (the “Charter”), ChargePoint may issue preferred stock that ranks senior in right of dividends, liquidation or voting to its Common Stock. The issuance by ChargePoint of such preferred stock may (a) reduce or eliminate the amount of cash available for payment of dividends to other holders of ChargePoint Common Stock, (b) diminish the relative voting strength of the total shares of Common Stock outstanding as a class, or (c) subordinate the claims of ChargePoint holders of Common Stock to ChargePoint assets in the event of a liquidation. ChargePoint cannot predict the size of future issuances of its Common Stock or any additional issuances of securities convertible into Common Stock or the effect, if any, that future issuances and sales of shares of its Common Stock will have on the market price of its Common Stock. Sales of substantial amounts of ChargePoint Common Stock, including any shares issued upon the conversion or restructuring of the 2028 Convertible Notes, or pursuant to the 2025 ATM Facility, the 2025 Shelf Registration Statement, any Interest Shares issued under the 2025 Credit Agreement, or in connection with an acquisition, or the perception that such sales could occur, may adversely affect prevailing market prices of ChargePoint Common Stock.
ChargePoint has entered into the 2025 Credit Agreement, which imposes certain restrictions on its business and operations that may affect its ability to operate its business and make payments on its indebtedness.
ChargePoint, the Borrower, and certain subsidiaries of the Borrower as guarantors (the “Subsidiary Guarantors,” and together with ChargePoint and the Borrower, the “Credit Parties”) entered into the 2025 Credit Agreement on November 14, 2025 (the “2025 Closing Date”) with Alter Domus (US) LLC, as administrative agent and collateral agent, and the lenders party thereto. ChargePoint’s subsidiary ChargePoint, Inc. (the “Borrower”) entered into a credit and security agreement on November 14, 2025 (the “2025 Credit Agreement”). The 2025 Credit Agreement provides for the 2025 Senior Loan in an initial aggregate principal amount of $186.5 million. The 2025 Senior Loan matures on January 31, 2030, and the loans thereunder do not amortize, except as described below. The Borrower is required to prepay an aggregate of $30,000,000 of the loans (the “Short-Term Loans”) in two equal installments of up to $15,000,000 each, the first of which occurred on November 24, 2025, and the second of which is scheduled to occur on February 16, 2026, each subject to potential downward adjustment based on the 30-day trailing volume-weighted average price (VWAP) prior to each repayment date, as compared to a pre-closing VWAP floor. The Short-Term Loans do not bear interest. The remaining loans will bear interest at a fixed rate of 12.00% per annum, payable quarterly. For each of the first four quarterly interest payment dates, the Borrower may elect to pay in Interest Shares, valued based on the 30-day VWAP preceding the applicable interest payment date. Issuance of Interest Shares is subject to a cap of 19.99% of the Company’s outstanding shares to comply with NYSE listing requirements, unless stockholder approval is obtained.
The Borrower’s obligations under the 2025 Credit Agreement are guaranteed by ChargePoint and the Subsidiary Guarantors. In addition, the 2025 Senior Loan is secured by (i) a first priority pledge of the equity securities of the Borrower and certain of its subsidiaries, subject to customary exceptions (including a 65% limitation on pledges of first-tier foreign subsidiary equity, except with respect to foreign subsidiaries in specified jurisdictions), and (ii) first priority security interests in substantially all current and after-acquired tangible and intangible personal property of the Borrower, ChargePoint and each subsidiary guarantor, including intellectual property, in each case, subject to customary exclusions, permitted liens and other agreed limitations.
The 2025 Credit Agreement permits the Borrower to make voluntary prepayments at its discretion. On or prior to the second anniversary of the closing date, voluntary principal payments in respect of the 2025 Senior Loan (other than the Short-Term Loans) and mandatory principal payments in connection with any acceleration of the 2025 Senior Loan will be subject to a customary make-whole premium based on the yield on U.S. Treasury notes with a maturity closest to the second anniversary of the closing date plus 50 basis points. Thereafter, principal payments in respect of such 2025 Senior Loan will be subject to a premium equal to (x) 2.00% after the second anniversary of the closing date and on or prior to the third anniversary of the closing date and (y) 0.00% thereafter. Notwithstanding the foregoing in the event of a change of control (as such term is defined in the 2025 Credit Agreement), the agent and the lenders constituting the required lenders (as such term is defined in the 2025 Credit Agreement) may declare 100% of the principal of, and accrued and unpaid interest, if any, on, the 2025 Senior Loan to be due and payable immediately, together with an additional prepayment premium in an amount equal to (1) 3.00% on or prior to the second anniversary of the closing date, (2) 2.00% after the second anniversary of the closing date and on or prior to the third anniversary of the closing date and (3) 0.00% thereafter.
The 2025 Credit Agreement contains (i) customary affirmative and negative covenants that, among other things, restrict the ability of ChargePoint and its subsidiaries to incur additional indebtedness, incur liens, make investments or acquisitions, declare or pay dividends or other restricted payments, dispose of assets, or enter into transactions with affiliates and (ii) customary events of default, including a cross-default to material indebtedness and bankruptcy-related triggers. In addition, the 2025 Credit Agreement requires the Borrower to maintain minimum liquidity of $25.0 million, tested on the last business day of each fiscal month. Liquidity includes unrestricted cash and cash equivalents held by the credit parties and up to $10.0 million in unused commitments under any revolving credit facility.
ChargePoint’s ability to satisfy and comply with these restrictive covenants may be impacted by events beyond its control and ChargePoint may be unable to do so. The 2025 Credit Agreement and related security agreements provides that ChargePoint’s breach or failure to satisfy certain covenants may constitute an event of default. Upon the occurrence of an event of default, the lenders under the 2025 Credit Agreement could elect to declare all amounts outstanding under the 2025 Credit Agreement to be immediately due and payable. In addition, the lenders, to whom the Credit Parties granted a security interest in substantially all of their respective assets, including its intellectual property, would have the right to proceed against such assets which were provided as collateral pursuant to the 2025 Credit Agreement and related security agreement. If any of the 2025 Senior Loan outstanding under the 2025 Credit Agreement was to be accelerated, ChargePoint may not have sufficient cash on hand or be able to generate sufficient cash to repay it, which may have an adverse effect on its business and operating results. Moreover, the 2025 Credit Agreement requires ChargePoint to dedicate a portion of its cash flow from operations to cash interest payments after the first four quarterly interests payments, thereby reducing the availability of ChargePoint’s cash to fund working capital, capital expenditures and other general corporate purposes; increasing ChargePoint’s vulnerability to adverse general economic, industry, or competitive developments or conditions; and limiting ChargePoint’s flexibility in planning for, or reacting to, changes in its business and the industry in which it operates or in pursuing its strategic objectives.

ChargePoint may need to raise additional funds and these funds may not be available when needed or may not be available on terms that are favorable to ChargePoint.
ChargePoint may need to raise additional capital in the future to further scale its business, expand to additional markets or repay or refinance its existing indebtedness, including its 2025 Senior Loan or 2028 Convertible Notes. ChargePoint may raise additional funds through the issuance of equity, equity-related or debt securities, or through obtaining credit from government or financial institutions. ChargePoint cannot be certain that additional funds will be available on favorable terms when required, or at all. In addition, if ChargePoint cannot raise additional funds when needed, its financial condition, results of operations, business and prospects could be materially and adversely affected. If ChargePoint raises funds through the issuance of debt securities or through loan arrangements, the terms of such arrangements could require significant interest payments or contain covenants that restrict ChargePoint’s business, or other unfavorable terms, any of which could materially adversely affect ChargePoint’s business.
ChargePoint has incurred substantial indebtedness that may decrease its business flexibility, access to capital, and/or increase its borrowing costs, and ChargePoint may still incur substantially more debt, which may adversely affect its operations and financial results.

On November 14, 2025, ChargePoint’s subsidiary ChargePoint Inc., entered into the 2025 Credit Agreement. The 2025 Credit Agreement includes broad restrictions and limitations on the additional indebtedness that ChargePoint and its subsidiaries may incur, provided however, that, in addition to certain customary exceptions to such restrictions and limitations, ChargePoint may raise additional non-recourse indebtedness through a qualified receivables financing or qualified receivables factoring facility in a principal amount not to exceed the lesser of $75 million and fifty percent (50.0%) of the sum of ChargePoint’s Working Capital Balances (as defined in the 2025 Credit Agreement). Further, in April 2022, ChargePoint originally issued the 2028 Convertible Notes. The indenture for the 2028 Convertible Notes includes a restrictive covenant that, subject to specified exceptions, limits the ability of ChargePoint and its subsidiaries to incur secured debt in excess of $750.0 million. In addition, the indenture for the 2028 Convertible Notes separately includes customary terms and covenants, including certain events of default after which the holders of the 2028 Convertible Notes may accelerate the maturity of the 2028

Convertible Notes and declare 100% of the outstanding principal of, and accrued and unpaid interest, if any, on the 2028 Convertible Notes to become due and payable immediately.
The 2025 Credit Agreement provides that ChargePoint’s breach or failure to satisfy certain covenants may constitute an event of default. Upon the occurrence of an event of default, the lenders under the 2025 Credit Agreement could elect to declare all amounts outstanding under the 2025 Credit Agreement to be immediately due and payable. As a result of these and other terms in the 2025 Credit Agreement and 2028 Convertible Notes, ChargePoint’s indebtedness may:
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
Further, the indenture governing the 2028 Convertible Notes does not restrict ChargePoint’s ability to incur additional indebtedness other than secured debt, and the 2025 Credit Agreement includes certain exceptions to the restrictions and limitations on additional indebtedness that ChargePoint and its subsidiaries may incur, as described above. As a result, ChargePoint and its subsidiaries may incur substantial additional indebtedness in the future.
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

ChargePoint is currently, and may in the future become, the target of securities class actions or stockholder derivative claims. Securities-related class action litigation has often been brought against companies as the result of volatility experienced in the market price of their securities. This risk is especially relevant for ChargePoint as it experiences significant stock price volatility in connection with the expansion of the developing electric vehicle charging infrastructure market and introduction of new products. Volatility in ChargePoint’s stock price and other matters affecting ChargePoint’s business and operations has, and may in the future, subject ChargePoint to actual and threatened securities class actions or stockholder derivative claims. For example, on November 29, 2023, a class action lawsuit alleging violations of federal securities laws was filed against ChargePoint and certain of its former officers, and a second class action lawsuit was filed on January 22, 2024. In May 2024, the U.S. District Court for the Northern District of California consolidated the class actions into one action captioned Khan v. ChargePoint Holdings, Inc., et al. The complaint alleges that ChargePoint and certain of its former officers made materially false and misleading statements in violation of Section 10(b) and Rule 10(b)-5 of the Securities Exchange Act regarding, (1) ChargePoint’s handling of supply chain disruptions; (2) ChargePoint’s revenue; and (3) the value of ChargePoint’s inventory. The plaintiffs also allege that ChargePoint and certain of its former officers engaged in a scheme to prematurely recognize revenue in violation of Sections 10(a) and (c) of the Securities Exchange Act. Derivative actions have been filed in the U.S. District Court for the District of Delaware and the U.S. District Court for the Northern District of California against ChargePoint’s board of directors and certain of its former officers, alleging that they breached their fiduciary duties to ChargePoint in connection with the same alleged events and alleged materially false and misleading statements asserted in the class action described above. In connection with the class action, ChargePoint could be forced to make significant payments to or other settlements with its stockholders and their lawyers that are outside of ChargePoint’s insurance coverage, and such payments or settlement arrangements could have a material adverse effect on ChargePoint’s business, operating results or financial condition. In addition, ChargePoint’s involvement in these matters, as well as any future litigation or other administrative proceedings could cause ChargePoint to incur substantial expenses and could significantly divert the time and attention of ChargePoint’s management. Any public announcements related to litigation or administrative proceedings initiated or threatened against ChargePoint could cause its stock price to decline. See Note 7, Commitments and Contingencies in Part I,

Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, under “Legal Proceedings” for more information related to ChargePoint’s existing securities class action and stockholder derivative actions.
Servicing the 2025 Senior Loans and 2028 Convertible Note obligations will require a significant amount of cash.
ChargePoint’s ability to make scheduled payments of the principal of, to pay interest on, or to refinance its indebtedness, including the amounts payable under the 2025 Credit Agreement and 2028 Convertible Notes, depends on its future performance, which is subject to economic, financial, competitive, and other factors beyond its control. ChargePoint’s business may not generate cash flow from operations in the future sufficient to service its indebtedness and make necessary capital expenditures.
The 2025 Senior Loan (other than the Short-Term Loans) will bear interest at a fixed rate of 12.00% per annum, payable quarterly. For each of the first four quarterly interest payment dates, after November 14, 2025 the Borrower may elect to pay Interest Shares in shares of common stock of ChargePoint, valued based on the 30-day VWAP preceding the applicable interest payment date. Issuance of Interest Shares is subject to a cap of 19.99% of the Company’s outstanding shares to comply with NYSE listing requirements, unless stockholder approval is obtained. After the first four quarterly interest payments, ChargePoint will pay cash interest on a quarterly basis on each of February 15, May 15, August 15 and November 15. Interest on the 2028 Convertible Notes is payable semi-annually in arrears on April 1 and October 1, and the 2028 Convertible Notes will mature on April 1, 2028, unless redeemed, repurchased or converted in accordance with their terms prior to such date. While ChargePoint can elect to make any interest payment with respect to the 2028 Convertible Notes in cash, paid in kind through an increase in the principal amount of the 2028 Convertible Notes, referred to as PIK Interest, or any combination thereof, to the extent ChargePoint elects PIK Interest, the 2028 Convertible Notes bear interest at a rate of 8.50% per annum, compared to 7.00% per annum to the extent paid in cash. For the interest periods from April 1, 2025 through October 1, 2025, ChargePoint elected the option of paying PIK Interest which increased the effective interest rate payable on the 2028 Convertible Notes, increased the capitalized principal amount of the 2028 Convertible Notes and may increase dilution to ChargePoint’s stockholders to the extent the 2028 Convertible Notes are converted into shares of Common Stock pursuant to their terms. See Note 6, Debt in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, under “2028 Convertible Notes” for more information related to ChargePoint’s election of PIK Interest payments.
If ChargePoint is unable to generate sufficient cash flow to pay the principal and/or interest on its indebtedness, ChargePoint’s flexibility in how it pays interest on the 2025 Senior Loan and 2028 Convertible Notes may be limited and it may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive, to pay its outstanding indebtedness. ChargePoint’s ability to refinance its indebtedness will depend on the capital markets and its financial condition at such time. For example, interest rate increases and/or other monetary policy changes, could ultimately result in higher short-term and/or long-term interest rates and could otherwise impact the general availability of credit. Higher prevailing interest rates and/or a tightening supply of credit would adversely affect the terms upon which ChargePoint would be able to refinance its indebtedness, if at all. As a result, ChargePoint may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on its debt obligations.
In the event of a change of control (as such term is defined in the 2025 Credit Agreement) holders of the outstanding principal amount of the 2025 Senior Loan will have the right to repayment of the outstanding initial term loan and an additional prepayment premium equal to (i) three percent (3%) of the outstanding initial term loan amount if made on or prior to November 14, 2027, or (ii) two percent (2%) of the outstanding initial term loan amount if made after November 14, 2027 and prior to November 14, 2028, in each case plus any accrued and unpaid interest. In the event of a fundamental change or a change in control transaction (each such term as defined in the indenture governing the 2028 Convertible Notes), holders of the 2028 Convertible Notes will have the right to require ChargePoint to repurchase all or a portion of their 2028 Convertible Notes at a price equal to 100% of the capitalized principal amount of 2028 Convertible Notes, in the case of a fundamental change, or 125% of the capitalized principal amount of 2028 Convertible Notes, in the case of a change in control transaction, in each case plus any accrued and unpaid interest to, but excluding, the repurchase date.
These features of the 2025 Senior Loan and 2028 Convertible Notes could have the effect of delaying or preventing a change of control of ChargePoint, whether or not it is desired by, or beneficial to, ChargePoint’s stockholders, and may result in the acquisition of ChargePoint on terms less favorable to its stockholders than it would otherwise be, or could require ChargePoint to pay a portion of the consideration available in such a transaction to lenders under the 2025 Credit Agreement or holders of the 2028 Convertible Notes. In addition, upon conversion of the 2028 Convertible Notes, unless ChargePoint elects to deliver solely shares of its Common Stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), ChargePoint will be required to make cash payments in respect of the 2028 Convertible Notes being converted. However, ChargePoint may not have enough available cash, or be able to obtain sufficient financing, at the time it is required to pay cash with respect to the 2028 Convertible Notes being converted.
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
As of October 31, 2025, warrants to purchase Common Stock were exercisable for 1,724,971 shares of Common Stock. Any shares of ChargePoint’s Common Stock issued upon exercise of warrants, including the 2025 Warrants, will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of ChargePoint’s Common Stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(a)None
(b)None
(c)Securities Trading Plans for Executive Officers and Directors
During the three months ended October 31, 2025, none of ChargePoint’s directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS
(a)Exhibits:

Exhibit No.	Description
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K (File No. 001-39004) filed with the SEC on November 18, 2025)
10.1^
Exchange Agreement, dated November 14, 2025, by and between ChargePoint Holdings, Inc. and the Exchanging Creditors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-39004) filed with the SEC on November 18, 2025)

10.2^
Credit and Security Agreement, dated November 14, 2025, by and among ChargePoint, Inc., ChargePoint Holdings, Inc., certain subsidiary guarantors, the lenders party thereto and Alter Domus (US) LLC (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K (File No. 001-39004) filed with the SEC on November 18, 2025)

10.3
Registration Rights Agreement, dated November 14, 2025, by and between ChargePoint Holdings, Inc. and the Holders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K (File No. 001-39004) filed with the SEC on November 18, 2025)

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
____________

+ Filed herewith.
** Furnished herewith.
^    Certain schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the U.S. Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 5, 2025

CHARGEPOINT HOLDINGS, INC.

	By:	/s/ Mansi Khetani
	Name:	Mansi Khetani
	Title:	Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)