Form 10-K
period 2026-01-31
ChargePoint Holdings, Inc.
filed 2026-04-02
CIK 1777393

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on July 31, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of $9.19 for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $212.1 million. Shares of common stock beneficially owned by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 24,416,236 shares of common stock as of March 19, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2026 annual meeting of shareholders (the “2026 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2026 Proxy Statement will be filed with the U.S. Securities Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Table of Content

Table of Content

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K (this “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements could include, among other things statements regarding the future financial performance of ChargePoint Holdings, Inc. (“ChargePoint” or the “Company,” or “we,” “us,” “our” and similar terms), as well as ChargePoint’s strategy, future operations, future operating results, financial position, and resources, expectations regarding revenue, losses, costs, margins and prospects, including the charges and expenditures the Company expects to incur in connection with the reorganization of its operations implemented March 31, 2026 (the “March 2026 Reorganization”) and the timing thereof, and the annual operating expense savings expected from the March 2026 Reorganization, as well as management plans and objectives. All statements, other than statements of present or historical fact included in this Annual Report, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project” or negatives of such terms and other similar expressions that predict or indicate future events or trends or that are not statements of present or historical matters. These statements are based on various assumptions, whether or not identified herein, and on the current expectations of ChargePoint’s management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of, fact or probability. Actual events and circumstances are difficult or impossible to predict and may differ from assumptions, and such differences may be material. Many actual events and circumstances are beyond the control of ChargePoint. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about ChargePoint that may cause the actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. If any of these risks materialize or ChargePoint’s assumptions prove incorrect, actual results could differ materially from the results implied by these forward-looking statements. There may be additional risks that ChargePoint does not presently know or that ChargePoint currently believes are immaterial that could also cause actual results to differ from those contained in the forward-looking statements. In addition, forward-looking statements reflect ChargePoint’s expectations, plans or forecasts of future events and views as of the date hereof. ChargePoint anticipates that subsequent events and developments will cause ChargePoint’s assessments to change. These forward-looking statements should not be relied upon as representing ChargePoint’s assessments as of any date subsequent to the date hereof. Accordingly, undue reliance should not be placed upon the forward-looking statements. ChargePoint cautions you that these forward-looking statements are subject to numerous risk and uncertainties, most of which are all difficult to predict and many of which are beyond the control of ChargePoint.
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
•ChargePoint’s ability to successfully execute the March 2026 Reorganization and to achieve anticipated cost savings therefrom;
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

Table of Content
PART I
Item 1. Business.

ChargePoint Holdings, Inc. (“ChargePoint” or the “Company”) is a leading provider of electric vehicle (“EV”) charging technology solutions to customers that want to offer EV charging, driving the transition to electric mobility across North America and Europe. ChargePoint’s vision is to create a seamless, ubiquitous, and accessible EV charging experience for all. Our mission is to simplify the transition to electric vehicles for everyone, from individual drivers to businesses and organizations of all sizes. By meeting the needs of a rapidly evolving EV market, ChargePoint enables its customers to reduce emissions, supports renewable energy integration, and promotes sustainable transportation. ChargePoint powers over 385,000 “active” charging ports, which ChargePoint defines as ports that are running on ChargePoint software, serving more than 1,480,000 active EV drivers quarterly. EV drivers benefit from ChargePoint’s advanced mobile app and roaming partnerships, providing access to more than 1,370,000 million worldwide public and private charging ports. ChargePoint also enables charge point operators (“CPOs”) and electric mobility service providers to build custom EV charging networks and is trusted by over 60% of Fortune 500, and over 80% of Fortune 50 companies to meet their growing EV charging requirements, making it a vital enabler of the transition to electric mobility.

Near-term passenger EV sales are expected to increase from 2.4% of new vehicles sold in 2020 to 27.0% in 2030 in the United States and from 12.2% of new vehicles sold in 2020 to 51.5% in 2030 in Europe, according to the Bloomberg New Energy Finance (“BNEF”) Long-Term Electric Vehicle Outlook 2025 report, released in June 2025. These projected trends in EV adoption remain despite roll-back of the federal fuel-economy standards and phase-out of the $7,500 EV tax credit announced in the United States in 2025. Globally, this shift to vehicle electrification is propelled by additional factors, including existing and proposed fossil fuel bans or restrictions, transit electrification mandates, corporate commitments to zero carbon footprint initiatives and utility and government incentive programs. Based on these trends, BNEF projects that the annual investment in EV charging infrastructure across North America and Europe is expected to increase from $3.7 billion in 2020 to $17.8 billion in 2030, for a cumulative investment of $125.3 billion over that period.

To meet the growing demand for EV infrastructure, ChargePoint delivers comprehensive offerings spanning the entire EV charging ecosystem, providing charging hardware, software, and a variety of services for businesses, homeowners, fleet operators, CPOs, and automakers to optimize their charging operations under their own brands. ChargePoint serves commercial, fleet, and residential sectors with its diverse selection of Networked Charging Systems including Level 2, alternating current (AC) and Level 3, direct current (DC) fast charging stations. The ChargePoint Platform is comprised of ChargePoint’s charger management software (“CMS” or “CMS Service”), which is a cloud-based SaaS platform used by charging station owners to manage Networked Charging Systems, and its “eMSP Service” solution, which is a collection of cloud delivered software capabilities, APIs and companion professional services to enable e-Mobility Service Providers to in turn deliver custom EV driver management and payment solutions. ChargePoint’s Networked Charging Systems and CMS are accompanied with a comprehensive services and support program, including an extended parts and labor warranty solutions called “Assure.”

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

Charge Point Operators (CPOs)

ChargePoint enables CPOs to deploy, maintain, and operate EV charging stations. CPOs can generate revenue directly through the sale of electricity or access fees charged to EV drivers, or indirectly by attracting drivers to their facilities where charging stations are located. ChargePoint’s industry-leading products and services support a variety of CPO use cases, including:

•For-Profit CPOs: Companies focusing on large-scale EV charging deployments and operations for passenger vehicles or fleet vehicles;

•Auto OEMs: EV manufacturers such as General Motors, Mercedes-Benz and Toyota providing charging infrastructure to support EV sales, and also at their factories and workplaces;

•Site Hosts: Institutions such as retail, education, healthcare, workplaces, parking, and hospitality offering EV charging as an amenity to attract customers, employees, or tenants;

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

e-Mobility Service Providers

Table of Content

e-Mobility Service Providers connect EV drivers to charging infrastructure across multiple siloed networks of charging stations through digital platforms. Typically, an e-Mobility Service Provider will directly manage the relationship with its customers, the EV drivers, by offering a mobile application or in-dash interface to enable EV drivers to find, use and pay for charging. Often, an e-Mobility Service Provider does not own or operate charging stations and so needs to partner with CPOs to provide its EV drivers with access to charging stations. ChargePoint’s eMSP Service enables e-Mobility Service Providers to build and deliver a full complement of charging features for EV drivers, including:

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

•Charging station access across multiple roaming networks with unified access; and

•Real-time station availability, pricing transparency, and session notifications.

ChargePoint EV driver solutions enable CPOs and e-Mobility Service Providers to engage with and support personal EV owners and fleet drivers, accelerating EV adoption and fostering a sustainable future.

An industry pioneer since 2007, ChargePoint has led the electric mobility revolution by offering tailored EV charging solutions for a myriad of applications in a variety of industries. Unlike CPOs that invest heavily in owning charging stations, ChargePoint empowers site owners, CPOs and e-Mobility Service Providers to manage charging networks under their own brands, enabling scalable growth and maximum flexibility. Today, ChargePoint is well positioned to lead future growth in the EV industry. By prioritizing flexibility, scalability, and customer empowerment, ChargePoint is meeting the challenges of electrification through its comprehensive Networked Charging Systems hardware and the ChargePoint Platform. ChargePoint’s comprehensive ecosystem of products and services supports ChargePoint’s mission to accelerate the transition to electric mobility while positioning the Company for both leadership and longevity in the coming years.

The Portfolio

ChargePoint generates revenue through the sale of its diverse portfolio of hardware, software products, and services designed to support the implementation and management of EV charging solutions. ChargePoint primarily generates revenue from the sale of its Networked Charging Systems, sales of a variety of software solutions that comprise the ChargePoint Platform and are offered as a subscription billed upfront regardless of term, sale of its Assure and other service programs as a subscription billed upfront regardless of term, and sales of its professional services. ChargePoint sells these offerings as software-only solutions or as integrated packages that combine Networked Charging Systems, the ChargePoint Platform, and extended parts and labor warranties, providing flexibility to ChargePoint’s customers.

Networked Charging System Portfolio.

ChargePoint offers a comprehensive range of Networked Charging Systems, designed, developed and manufactured in collaboration with its contract manufacturing partners. These solutions deliver high efficiency in power and high energy density, with a scalable architecture designed to ensure high availability, seamless modular expansion, and efficient serviceability. ChargePoint’s hardware portfolio includes Level 2 AC charging stations for commercial, fleet, and home applications, as well as Level 3 DC fast chargers for commercial and fleet use. ChargePoint’s portfolio of Networked Charging Systems are available in various form factors and power levels and can accommodate nearly every charging scenario. ChargePoint’s Networked Charging Systems support all electric vehicle types (including cars, commercial and delivery vehicles, buses, and heavy-duty vehicles) regardless of manufacturer or port connector type. Additionally, ChargePoint Omni Port integrates multiple charging standards into a single port, enabling almost any electric vehicle to charge at any Omni Port enabled station.

Table of Content

In addition, customers can also choose from hundreds of “ChargePoint Compatible” stations built by third-party hardware manufacturers and operate them by installing the ChargePoint CMS.

•AC Solutions: ChargePoint’s AC Networked Charging Systems are a key component of comprehensive charging solutions for commercial, fleet, multi-family, and residential applications. They are available in a range of form factors, including the CP6000, CT4000 series, and the award-winning ChargePoint Home Flex. ChargePoint’s AC Networked Charging Systems comply with North American and European safety standards and regulations, and are designed to ensure safety, reliability, and energy efficiency. Designed for flexible applications, ChargePoint’s AC Networked Charging Systems come in a wide variety of power configurations and can be pedestal or wall mounted, making them ideal for diverse customer needs such as workplaces, commercial parking lots, residential homes, and multi-family dwellings, and a variety of fleet applications from smaller delivery vehicles to fleets with longer dwell times such as school buses and public transit. ChargePoint’s AC Networked Charging Systems provide a convenient way for EV drivers to add up to 40 miles of range per hour while charging at home, at work or around town.

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

•Third-Party Hardware Solutions: ChargePoint also supports third-party charging station hardware that can be operated by ChargePoint’s CMS which ChargePoint refers to as “ChargePoint Compatible.” ChargePoint Compatible stations are third-party charging stations that ChargePoint has tested and integrated with the ChargePoint CMS via the industry standard Open Charge Point Protocol (OCPP). ChargePoint sells a ChargePoint CMS subscription along with a separate activation service in connection with supporting these charging stations.

Advanced ChargePoint Platform.

The ChargePoint CMS Service and ChargePoint eMSP Service combine to form the ChargePoint Platform, a powerful, flexible, and scalable software solution that enables CPOs, fleet owners, auto OEMs and e-Mobility Service Providers to efficiently manage their charging infrastructure, while also enabling EV drivers to access charging when, where and how they want to charge. The ChargePoint CMS is a cloud-based SaaS platform that seamlessly manages the end-to-end lifecycle of ChargePoint’s Networked Charging Systems as well as third-party charging stations. ChargePoint’s CMS capabilities include network connectivity, proactive monitoring, station troubleshooting to support station up-time targets, managing driver access policies, optimizing energy usage, setting energy prices and processing EV driver payments. The ChargePoint eMSP Service is a suite of cloud-delivered software capabilities delivered through APIs and companion professional services for e-Mobility Service Providers, enabling them to build and publish mobile and in-dash applications for EV drivers to find, use and pay for charging. ChargePoint also offers its own mobile EV driver application that compliments its CMS Service and eMSP Service offerings, enriching charging experiences by connecting EV drivers with locations, pricing, and payment methods for ChargePoint and third-party roaming charging stations.

ChargePoint believes that as EV adoption rises, so does the importance of the ChargePoint Platform to help manage charging complexity. Some examples include:

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

ChargePoint CMS Service:

ChargePoint CMS Service enables customers to manage Networked Charging Systems in their parking lots and depots. Retailers can optimize charging station locations and pricing to encourage foot traffic and customer loyalty. Employers and multi-family commercial real estate operators can make fueling a desirable benefit to attract talent or tenants. Parking operators can vary pricing to reflect market conditions, and fleet operators can manage use cases from having drivers take their own vehicles home every day to high-power, high-complexity centralized fleet depots. These use cases require best-in-class data security, dedicated cloud hosting for federal customers, and rigorous standards for authorization, access, and continuous monitoring. ChargePoint sells subscriptions to its CMS on a per charging port basis, typically in one-, three- or five-year terms, including ChargePoint Compatible charging stations. As

Table of Content
ChargePoint’s base of installed and activated Networked Charging Systems grows, and as customers choose to install ChargePoint’s CMS on third-party charging stations, ChargePoint expects its annual recurring revenue from CMS subscriptions to continue to grow.

ChargePoint CMS Service capabilities include the following functionalities:

•Networked Charging System Management: End-to-end management of ChargePoint Networked Charging Systems as well as ChargePoint Compatible charging stations, including remote charger diagnostics, proactive fault monitoring, firmware updates, access controls and utilization analytics.

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

•Alerts & Monitoring: Customizable alerting engine for real-time system monitoring, fault detection, vandalism, and proactive alerts to promote maximum up-time and quick issue resolution.

•Roaming: Seamless bilateral interoperability with ChargePoint roaming partner networks, allowing EV drivers to charge across multiple networks with unified access and payment solutions.

•Fleet Telematics: Powers the collection, alerting, and reporting of critical vehicle performance data on bus fleets, whether electric powered, diesel, hydrogen, CNG, or hybrid to allow operators to monitor vehicle performance in real-time, optimize route planning, and receive timely alerts for performance or maintenance needs - all provided using detailed analytics through an integrated reporting suite or seamless data export to external analytics platforms.

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

ChargePoint believes its eMSP Service plays a crucial role in the expansion and adoption of mobile electrification. ChargePoint licenses its eMSP Service to e-Mobility Service Providers in a combination of per vehicle, per EV driver or per transaction fee models. Examples of ChargePoint’s eMSP Service integrations include mobile applications and in-vehicle or in-dash integrations with auto OEMs’ vehicle charging apps to enhance the overall EV ownership experience and enable their vehicle drivers to find, use and pay for charging sessions. Similarly, EV fleet managers and fleet management companies use the eMSP Service APIs to manage their fleet of EV drivers’ on-route and at-home charging needs, in addition to reconciliation and reimbursement of such EV driver’s charging fees. ChargePoint charges a monthly per vehicle or per EV driver fee in connection with the licensing of its eMSP Service and believes that such licensing will increasingly contribute to its overall revenue as its eMSP Service is adopted more widely and as the overall share of EVs sold for private and fleet applications increases.
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

Table of Content
•Connect: Enables connecting EV drivers with businesses and loyalty programs to allow EV drivers to access customizable charging benefits;

•Join a Waitlist or make a Reservation: Enables advanced queuing and reservation capabilities;

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

ChargePoint Mobile App:

ChargePoint deploys its own eMSP Service directly to EV drivers via the ChargePoint mobile app. The ChargePoint mobile app is an essential companion for EV drivers wherever they charge. For ChargePoint’s residential customers, the ChargePoint mobile app allows EV drivers to manage their ChargePoint networked home charging station, optimize charging costs through scheduled charging, participate in utility programs, and utilize other smart-home integrations. In the public setting, the ChargePoint mobile app provides EV drivers with access to one of the world’s largest networks of public and semi-public EV charging stations. The ChargePoint mobile app can work in concert with the ChargePoint CMS to deliver uniquely enriched EV driver experiences, including the ability to use more convenient and secure charging authentication methods like “tap-to-charge”, “Plug & Charge” and “Autocharge” features which allow EV drivers seamless access to charging benefits from CPOs on the ChargePoint network. These same features can be enabled with ChargePoint’s e-Mobility Service Provider customers by means of the ChargePoint eMSP Service.

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

•Safeguard Care: ChargePoint offers a support service add-on designed to proactively identify physical and site specific issues with Networked Charging Systems through regular on-site inspections by trained inspectors who also ensure basic cleanliness and hygiene of the Networked Charging Systems during their visit.

•Premier Care: ChargePoint offers a support service add-on that provides customers with designated operational service delivery managers to provide expert guidance and to help them run and scale their EV charging programs more effectively.

Table of Content

•ChargePoint Support Portal: ChargePoint provides on-line, self‑service support platform designed to give station owners and network managers end‑to‑end visibility into charging station support activity and service performance, while reducing the effort required to manage charging station support issues.

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

The ChargePoint Model and the EV Ecosystem: Better Together

ChargePoint stands at the forefront of the EV charging industry, and believes it is uniquely positioned to empower every type of stakeholder in the EV ecosystem on their journey toward electrification. This leadership is anchored in ChargePoint’s commitment to a vertically integrated hardware and software stack, and to delivering unmatched performance, security, and user experience across North America, Europe, and beyond.

•Full-Stack Technology Solutions for a Range of Use Cases

ChargePoint’s comprehensive suite of AC and DC Networked Charging Systems are designed for deployment in nearly all charging scenarios. Whether for commercial fleets, multifamily residences, or public charging, ChargePoint’s solutions enable site hosts and operators to select the ideal station for their needs. ChargePoint’s full feature stack consistently outpaces open standards like OCPP, delivering advanced capabilities such as anti-vandalism protection, AutoCharge, waitlist management, “tap-to-charge”, and complex DC power management.

•The Power of Vertical Integration

Owning both hardware and software allows ChargePoint to integrate every layer of the system, resulting in efficient operation, rapid innovation, and strategic independence. This integration is the “operational glue” that runs core workflows— such as driver authentication, billing, fleet scheduling—and creates a retention and upsell engine for existing customers. By bundling software with hardware, ChargePoint reframes the purchase as a strategic EV program, not a commodity, positioning customers to unlock the full value of the charging station’s capabilities.

•Security, Reliability, and Performance

ChargePoint’s proprietary security stack is designed to ensure robust protection, with secure boot processes, encrypted communications, and compliance with utility and government standards. The system is engineered for low-latency power delivery, intelligent energy management, and predictive maintenance, which are intended to minimize downtime and extend equipment lifespan. The result is premium reliability and a future-ready platform that supports integrations with energy storage, solar, and vehicle-to-grid (V2G) capabilities.

•Seamless User Experience and Global Reach

ChargePoint’s vertically integrated ChargePoint Platform supports a consistent, branded user experience across devices and platforms. Integrated billing, fleet management, and energy analytics add value for both consumers and enterprise clients. The ChargePoint Platform is designed for scalable deployment and regional compliance, supporting evolving standards like ISO 15118 and OCPP extensions.

•“Better Together” Differentiators

ChargePoint’s “Better Together” philosophy is reflected in premium features, such as:

◦Waitlist and Smart Priority Queuing: Drivers can queue and receive notifications, maximizing charger utilization and driver satisfaction.
◦Contactless Payments and Tap to Charge: Seamless payment experiences via built-in card readers and mobile wallets.
◦Advanced Diagnostics and Proactive Monitoring: Deep station health data and remote troubleshooting for higher uptime.
◦Integrated Management: One platform for deployment, support, and upgrades—no interconnection or cross-platform integration between vendors.

Go to Market Strategy

Table of Content
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

•Fleet: Fleet customers operate vehicle fleets in delivery and logistics, sales and service, motor pool shared transit, and ride-sharing services. ChargePoint believes these customers choose to electrify their fleets for economic reasons, as the comparative total cost of ownership compellingly favors electrification. The ChargePoint Platform can help them design and fuel operations, manage operating costs and achieve sustainability goals. ChargePoint provides a flexible bundle of Networked Charging Systems, ChargePoint Platform subscriptions or licenses, professional services, support, telematics solutions, monitoring and parts and labor warranties needed to support all fleet implementation use cases, from single vehicle take-home fleets to full-scale electrified depots. Importantly, with ChargePoint’s Federal Risk and Authorization Management Program (“FedRAMP”) authorization, ChargePoint is well positioned to serve government-owned and privately-owned EV charging needs for federal fleets. ChargePoint accesses the fleet market via its direct sales force and channel partners.

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

•Public Policy. ChargePoint has also supported early and sustained investments in government and utility relationships. ChargePoint advocates for policies that advance electric mobility and ensure a healthy industry with a focus on competition, innovation and customer choice, including:

◦support for vehicle electrification policy, such as zero emission vehicle requirements, fossil fuel limits and transit electrification directives;

◦partnership with North America’s leading utilities to scale the new electric fueling network, including enabling the resale of electricity, securing fast charging-friendly tariffs, developing make-ready programs, creating customer incentive programs and informing utility commission decisions and legislation;

◦reduction in barriers to infrastructure deployment including construction costs, permitting, building codes and right to charge policies for renters and tenants; and

◦serving on consortiums and industry trade groups for the purpose of promoting the transition to, accessibility, and deployment of, electric vehicle infrastructure.

Competition

Table of Content
While ChargePoint believes that its business model and comprehensive offering of hardware and software solutions provides a distinct competitive advantage, ChargePoint has competitors in different sectors of the electric infrastructure market, including: (i) manufacturers of hardware charging systems, such as ABB Ltd., Alfen N.V., Alpitronic S.r.l., Blink Charging Co., Kempower Oyj, Siemens AG, and Tesla, Inc., and (ii) software providers that offer solutions to access and manage non-networked hardware charging systems, such as Ampeco Ltd., Driivz Ltd., EV Connect, Inc., and Monta ApS. ChargePoint provides custom charging solutions tailored to fit the needs of its customers, whether that means purchasing ChargePoint’s comprehensive solutions including hardware, software, services and support, or selecting ChargePoint’s CMS to integrate with the customer’s third-party charging hardware of choice. While ChargePoint believes that the full functionality of its comprehensive suite of hardware and the ChargePoint Platform provides the best customer experience, ChargePoint actively deploys ChargePoint CMS onto third-party hardware to fit the unique business needs of its customers. Because ChargePoint predominately does not own and operate charging stations, ChargePoint does not believe it competes directly with CPOs. Instead, CPOs and other solution providers use the ChargePoint Platform as the backbone or building blocks to create their own charging networks.

ChargePoint believes its primary differentiators are:

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

North America

ChargePoint believes it is a leader in the North America market in the sale of commercial AC Networked Charging Systems. ChargePoint also has a strong market position in AC chargers for use at home or in multifamily settings and high-power DC chargers for fleet applications, urban fast charging, corridor or long-trip charging.

Europe

The market in Europe is highly fragmented in terms of both providers and solutions, with many companies providing charging hardware or software only, and few providing both. ChargePoint believes its portfolio breadth and range of Networked Charging System hardware and the ChargePoint Platform position it well to succeed broadly in Europe, and thus has invested, and will continue to invest, in its strategy to establish a successful pan-European presence that maps to major pan-European customers and provides a seamless experience for drivers as they travel. ChargePoint operates in Europe primarily by selling its proprietary Networked Charging Systems or enabling third-party charging stations with its CMS.

Growth Strategies

ChargePoint aims to enhance its market presence by increasing its installed base - gaining market share in Europe and expanding its footprint in North America - through growing its product portfolio and introducing new software solutions. ChargePoint believes its extensive and high-quality networked EV charging solutions foster customer loyalty. As EV adoption rises and charging utilization increases, customers often choose to expand their charging infrastructure with ChargePoint. This trend is supported by high renewal rates for ChargePoint's CMS and service subscriptions, as well as an increase in the number of charging ports purchased. Growth is further supported by comprehensive ecosystem integrations ChargePoint has enabled that keep the ChargePoint brand top of mind with drivers, including in-vehicle infotainment systems, consumer mobile applications, payment systems, mapping tools, home automation assistants, fleet fuel cards, wearables and residential utility programs.

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

Table of Content
•Accelerating ChargePoint Platform Solutions: ChargePoint intends to be the preferred software enabler for CPOs in both North America and Europe, supporting those who utilize ChargePoint hardware as well as those employing third-party chargers. Additionally, ChargePoint aims to assist e-Mobility Service Providers in building and deploying tailored solutions through its eMSP Service.

•Strategic Partnerships: ChargePoint believes significant technological innovation and scale can be achieved through strategic partnerships with vehicle OEMs and companies that build grid infrastructure. ChargePoint’s partnership with Eaton Corporation (“Eaton”) is intended to create value by addressing the most significant barriers to large‑scale EV charging adoption: high deployment costs, infrastructure complexity, and grid integration challenges. By combining complementary capabilities, ChargePoint and Eaton position themselves as a differentiated, full-stack solution provider. Integrated solutions streamline purchasing, engineering, and deployment, helping customers reduce upfront capital costs and ongoing operating expenses which ChargePoint believes results in lower total cost of ownership that improves project economics for charge point operators, fleets, and enterprises, supporting faster and larger‑scale rollouts of EV infrastructure. Unlike standalone charger vendors, ChargePoint—through its partnership with Eaton—extends its value proposition into electrical infrastructure and site power management. ChargePoint believes this creates an advantage by simplifying execution for complex, multi‑site deployments. The ChargePoint–Eaton partnership includes co‑development of bidirectional power flow and Vehicle‑to‑Everything (V2X) technologies, enabling EVs to act as distributed energy resources for buildings and the grid. The ChargePoint–Eaton partnership represents a shift from selling discrete charging products to enabling scalable electrification platforms.

By implementing these strategies, ChargePoint is well-positioned to grow and adapt to the evolving EV charging landscape.
Manufacturing, Logistics and Fulfillment
ChargePoint has historically designed its products in-house and outsourced production to contract manufacturers based in the United States, Mexico, Asia and Europe. The majority of its hardware products are manufactured in Asia and Mexico. Components are sourced from a number of global suppliers, with concentrations in the United States and Asia. ChargePoint deploys a global supply chain management team that works proactively with piece part and final assembly supply partners. That supply management team readies factories for new products, puts in place and monitors quality control points, plans ongoing production, issues purchase orders and coordinates deliveries to distribution hubs that ChargePoint manages in North America, Mexico, Canada and Europe.
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
Government Regulation
ChargePoint’s business is subject to a changing framework of laws and regulations at the federal, state, regional and local level as well as in foreign jurisdictions. For example, substantially all of ChargePoint’s contract manufacturing operations are subject to complex trade, import and customs laws, regulations and tax requirements such as sanctions orders or tariffs. In addition, the countries in which ChargePoint’s products are manufactured or imported may from time to time impose additional duties, tariffs or other restrictions on ChargePoint’s imports or adversely modify existing restrictions. Changes in tax policy or trade regulations or the imposition of new tariffs on imported products, could have an adverse effect on ChargePoint’s business, results of operations and competitive position. State, regional and local regulations for installation of EV charging stations vary from jurisdiction to jurisdiction and may include permitting requirements, inspection requirements, licensing of contractors and certifications as examples. Compliance with such regulation(s) may cause shipping, installation, or commissioning delays that may adversely impact ChargePoint’s business. ChargePoint is also subject to other complex foreign and United States laws and regulations related to anti-bribery and corruption laws, antitrust or competition laws and sanctions compliance, among others. ChargePoint has policies and procedures in place to promote compliance with these laws and regulations, however, government regulations are subject to change, and accordingly ChargePoint is unable to assess the possible effect of compliance with future requirements or whether ChargePoint’s compliance with such regulations, or failure to adequately comply, will adversely affect ChargePoint’s business, competitive position or ability to invest in capital expenditures in the future.
OSHA
ChargePoint is subject to the Occupational Safety and Health Act of 1970, as amended (“OSHA”). OSHA establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury,

Table of Content
compliance with standards promulgated by OSHA and various record keeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards, safety in excavation and demolition work and the handling of asbestos, may apply to ChargePoint’s operations. ChargePoint believes it is in full compliance with OSHA regulations.
Metrology
ChargePoint products are subject to regulations and certification requirements governing accuracy and other characteristics of embedded metrology for dispensing of electricity through charging stations. ChargePoint has received certification for applicable products in the European Union under the Measurement Instrument Directive (MID), in Germany under the Measurement and Calibration Law (Eichrecht), in the United Kingdom under the Measurement Instrument Regulation (MIR), the United States under the National Type Evaluation Program (NTEP), and in California under the California Type Evaluation Program (CTEP) as regulated by the Department of Food and Agriculture Division of Measurement Standards and in Canada as regulated by Measurement Canada. Field testing to validate meter accuracy may also be carried out by various government entities responsible for ensuring the accuracy of transactions based on measured quantities, similar to the way gasoline pumps or grocery store scales are audited.
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
In the European Economic Area (“EEA”), the processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable) is governed by the European Union General Data Protection Regulation 2016/679 (the “EU GDPR”). The United Kingdom (“UK”) has implemented the EU GDPR as the UK GDPR (together with the EU GDPR, the “GDPR”) which sits alongside the UK Data Protection Act 2018 (as amended by the UK Data (Use and Access) Act 2025) and Switzerland has implemented similar laws. The GDPR has direct effect where an entity is established in the EEA/UK (as applicable) and has extra-territorial effect where an entity established outside of the EEA/UK (as applicable) processes personal data in relation to the offering of goods or services to individuals in the EEA/UK (as applicable) or the monitoring of their behavior.
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
The EU GDPR also prohibits the international transfer of personal data originating in the EEA to jurisdictions that the European Commission does not recognize as having an ‘adequate’ level of data protection unless a data transfer mechanism has been put in place or a derogation under the EU GDPR can be relied on. In certain cases, companies must also carry out a transfer privacy impact assessment (“TIA”) which, among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under the European Union’s standard contractual clauses (“EU SCCs”) will need to be implemented to ensure an ‘essentially equivalent’ level of data protection to that afforded in the EEA. In July 2023, the European Commission adopted its Final Implementing Decision granting the U.S. adequacy (“Adequacy Decision”) for EU-US transfers of personal data for entities self-certified to the EU-US Data Privacy Framework (“DPF”). Entities relying on EU SCCs for transfers to the U.S. are also able to rely on the analysis in the Adequacy Decision as support for their TIA regarding the equivalence of U.S. national security safeguards and redress.
The UK GDPR also imposes similar restrictions on transfers of personal data from the UK to jurisdictions that the UK Government does not consider adequate, including the U.S. The UK Government has published its own form of the EU SCCs, known as the International Data Transfer Agreement and an International Data Transfer Addendum to the EU SCCs. The UK Information Commissioner’s Office (“ICO”) has also published its own version of the TIA, although entities may choose to adopt either the EU or UK-style TIA. Further, on September 21, 2023, the UK Secretary of State for Science, Innovation and Technology established a UK-U.S. data bridge (i.e., a UK equivalent of the Adequacy Decision) and adopted UK regulations to implement the UK-U.S. data bridge. Personal data may now be transferred from the UK under the UK-U.S. data bridge through the UK extension to the DPF to organizations self-certified under the UK extension to DPF. There is also a Swiss extension to the DPF.
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
The GDPR has increased ChargePoint’s responsibility and potential liability and ChargePoint may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase its cost of doing business, and despite ChargePoint’s ongoing efforts to comply with the GDPR, it may not be successful.

Table of Content
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

Table of Content
Similar laws exist in other jurisdictions where ChargePoint operates. Additionally, in the EU, ChargePoint is subject to the Waste Electrical and Electronic Equipment Directive (“WEEE Directive”). The WEEE Directive provides for the creation of a collection scheme where consumers return electrical and electronic equipment waste to merchants, such as ChargePoint. If ChargePoint fails to properly manage such electrical and electronic equipment waste, it may be subject to fines, sanctions, or other actions that may adversely affect ChargePoint’s financial results and operations.
For more information on the potential impacts of government regulations affecting ChargePoint’s business, see “Risks Related to Legal Matters and Regulations” set forth under “Risk Factors” included under Part I, Item 1A.
Research and Development
ChargePoint’s research and development team is responsible for designing, developing, manufacturing, testing and sustaining its products. ChargePoint has invested significant time and expenses into research and development for its networked charging technologies and for the ChargePoint Platform software. ChargePoint’s ability to maintain and expand its leadership position in the EV charging market depends upon successfully maintaining and expanding its research and development activities. Historically, ChargePoint has designed and developed its hardware Networked Charging Systems and ChargePoint Platform software in-house. ChargePoint intends to expand its research and development activities through the use of strategic partners, third-party contract manufacturers and design service partners in order to accelerate its hardware development timelines and leverage engineering resources and best practices from leading original design manufacturers.
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
As of January 31, 2026, ChargePoint had 117 U.S. patents issued and 13 U.S. pending patent applications. Additionally, ChargePoint had 26 issued foreign patents and 16 foreign patent applications currently pending in various foreign jurisdictions. In addition, as of January 31, 2026, ChargePoint had four pending Patent Cooperation Treaty applications and two international design patents. These patents relate to various EV charging station designs and/or EV charging functionality. Such issued patents and any patents derived from such applications or applications that claim priority from such applications, if granted, would be expected to expire between 2026 and 2047, excluding any additional term for patent term adjustments. ChargePoint cannot be assured that any of its patent applications will result in the issuance of a patent or whether the examination process will require ChargePoint to narrow the scope of the claims sought. ChargePoint’s issued patents, and any future patents issued to ChargePoint, may be challenged, invalidated or circumvented, may not provide sufficiently broad protection and may not prove to be enforceable inactions against alleged infringers.
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
Human Capital Resources
As of January 31, 2026, ChargePoint had approximately 1,440 worldwide employees. ChargePoint’s talent is the foundation of its success. ChargePoint strives to become the employer of choice within its industry, facilitating the transition to electric mobility by placing its talent at the heart of its success. To achieve this mission, ChargePoint aims to develop its individual, team and leadership

Table of Content
capabilities, attract the best talent from a range of backgrounds, retain its talent through a variety of means including competitive rewards and benefits, creating a winning culture, and engaging its talent by building a culture of feedback, inclusion and recognition. Key focus and investment areas to achieve this goal include, among others, inclusion, emphasis on ethical business practices, and employee safety and wellness.
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

Table of Content
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
•ChargePoint is highly reliant on its networked charging solution and information technology systems and data, and those of its service providers and component suppliers; any of these systems and data may be subject to cyber-attacks, service disruptions or other security incidents, which could result in data breaches, loss or interruption of services, intellectual property theft, claims, litigation, regulatory investigations, significant liability, reputational damage and other adverse consequences.
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
•ChargePoint may need to raise additional funds to support its operations and these funds may not be available when needed or may not be available on terms that are favorable to ChargePoint.

Table of Content
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
ChargePoint incurred net losses of $220.2 million, $277.1 million, and $457.6 million for the fiscal years ended January 31, 2026, 2025, and 2024, respectively. As of January 31, 2026 and 2025, ChargePoint had an accumulated deficit of $2,111.6 million and $1,891.4 million, respectively. ChargePoint incurred negative cash flows from operating activities of $62.8 million, $146.9 million, and $328.9 million, respectively, for the fiscal years ended January 31, 2026, 2025, and 2024, respectively.
ChargePoint believes it will continue to incur significant operating expenses and net losses in future quarters for the near term. There can be no assurance that it will be able to achieve or maintain profitability in the future. ChargePoint’s potential profitability is particularly dependent upon the continued adoption of EVs by consumers and fleet operators and the widespread adoption of electric fleets and other electric transportation modalities, each of which are still in the early stages of widespread adoption and may not occur with the volume and timing that ChargePoint expects. For instance, the North American EV market has recently suffered a substantial decline in the sale of new EVs since the termination of the $7,500 U.S. federal tax credit in September 2025, resulting in quarterly declines of new EVs sold as compared to the same quarters in the prior year. Any prolonged decrease in demand for new EVs or networked charging systems (“Networked Charging Systems”), or any delays in discretionary purchases of EV infrastructure, such as charging stations, by commercial, fleet or residential consumers may result in slowing growth or decreased revenue for ChargePoint which may adversely affect its gross margins and could materially adversely affect ChargePoint’s business and results of operations.
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

Table of Content
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
There are other means for charging EVs, which could affect the level of demand for onsite charging capabilities at businesses. In addition to competition from established EV charging station network providers, third-party contractors can provide basic electric charging capabilities to potential customers seeking to have on-premises EV charging capability or individual customers seeking home charging. Finally, many EV charging manufacturers, including ChargePoint, are offering home charging equipment, which could reduce demand for commercial charging capabilities of potential customers and reduce the demand for commercial charging capabilities if EV owners find charging at home to be sufficient.
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
ChargePoint’s business, operating efficiency and competitive position may be adversely affected if it does not successfully identify, develop, integrate and deploy artificial intelligence and other advanced automation technologies in a timely, effective and compliant manner.
The EV charging industry, energy infrastructure markets and enterprise software ecosystems in which ChargePoint operates are experiencing rapid technological change, including increased adoption of artificial intelligence (“AI”), machine learning, advanced analytics and automation across product development, network operations, customer support, billing, fraud detection, cybersecurity, manufacturing, logistics and other business processes. To remain competitive and operate efficiently at scale, ChargePoint may need to incorporate such technologies into its products, services and internal systems. Failure to do so could place ChargePoint at a competitive disadvantage, reduce operating efficiency, increase costs, limit the functionality or performance of its solutions, or impair its ability to meet customer, regulatory or partner expectations.
ChargePoint has implemented, and intends to implement in the future, initiatives to deploy AI technologies, agentic AI solutions and AI-enabled capabilities in its ChargePoint Platform, eMSP driver application, customer support solutions and in internal enterprise systems. However, successfully adopting and implementing AI technologies involves significant operational, technical, financial and organizational challenges, including assessing appropriate use cases; ensuring data quality, availability and governance; integrating

Table of Content
AI‑enabled capabilities into legacy systems and complex workflows; managing dependencies on third‑party technology providers; recruiting and retaining specialized personnel; and establishing appropriate oversight, controls and risk management processes. ChargePoint may incur substantial costs and devote significant management attention to these efforts, and AI‑related initiatives may not be completed on schedule, operate as intended or deliver anticipated benefits. In addition, evolving cybersecurity, data privacy, regulatory and stakeholder requirements may constrain or delay deployment or require costly modifications. If ChargePoint is unable to successfully implement AI‑enabled capabilities while competitors or partners do so more effectively, it may experience reduced demand for its solutions, pricing pressure, loss of market share, higher operating costs, reduced margins or slower growth, any of which could adversely affect its business, results of operations and financial condition.
If ChargePoint is unable to accurately anticipate market demand for its products, ChargePoint may have difficulty managing its production and inventory and ChargePoint's operating results could be harmed.
ChargePoint derives a substantial portion of its overall revenue from the sale of its Networked Charging Systems. ChargePoint believes the penetration of EVs in the United States and Europe is heavily reliant on EV availability, consumer adoption of EVs, the availability and reliability of EV infrastructure and government mandates and incentive programs tied to EV adoption. Any sustained downturn in demand for EVs or EV infrastructure, such as decreased demand in EV charging stations, would harm ChargePoint’s business. For example, increased interest rates, an overall slowdown in economic activity, a recession or the possibility of a recession in the United States or Europe, elimination of government mandates and incentive programs, and increased tariffs, especially those targeted at the automotive industry may decrease the overall demand for EVs or EV infrastructure such as ChargePoint’s Networked Charging Systems. For instance, the North American EV market has recently suffered a substantial decline in the sale of new EVs since the termination of the $7,500 U.S. federal tax credit in September 2025, resulting in quarterly declines of new EVs sold as compared to the same quarters in the prior year. Any prolonged decrease in demand for new EVs or Networked Charging Systems, or any delays in discretionary purchases of EV infrastructure, such as charging stations, by commercial, fleet or residential consumers may result in slowing growth or decreased revenue for ChargePoint which may adversely affect its gross margins and could materially adversely affect ChargePoint’s business and results of operations.
ChargePoint seeks to maintain sufficient levels of inventory in order to avoid supply interruptions and keep sufficient amounts of finished products on hand while also avoiding accumulating excess inventory which increases working capital needs and lowers gross margin. In recent quarters, ChargePoint has maintained elevated levels of inventory, and ChargePoint is also preparing for the introduction of its next generation AC and DC Networked Charging System models, which increases the complexity of inventory management and heightens the risk that certain existing products or components may become excess, obsolete, or subject to inventory write‑downs. To ensure adequate inventory supply and manage ChargePoint's operations with its third-party manufacturers and suppliers, ChargePoint forecasts material requirements and demand for its products in order to predict future inventory needs and then places orders with its suppliers based on these predictions. ChargePoint's ability to accurately forecast demand for its products could be negatively affected by many factors, including rapid or slowing growth, failure to accurately manage ChargePoint's expansion strategy, new product introductions by ChargePoint or its competitors, an increase or decrease in customer demand for ChargePoint products, ChargePoint's failure to accurately forecast customer acceptance of new products, unanticipated changes in general market conditions or regulatory matters, and the weakening of economic conditions or consumer confidence in future economic conditions. The introduction of new AC and DC products may further increase these risks, as demand for legacy products may decline more rapidly than anticipated, channel partners or customers may delay purchases in anticipation of newer offerings, or certain components or finished goods may not be usable across product generations. In addition, the majority of ChargePoint’s products are sold through its channel partners, distributors and resellers and, as a result, ChargePoint is highly reliant on the sales forecasting, sell-through activities and inventory management of its channel partners. If ChargePoint’s channel partners are not effective or efficient in forecasting sales, or sales of particular products, or managing their inventory levels or sell-through expectations then ChargePoint’s management of inventory levels, sales forecasts and parts ordering may be adversely affected which may harm ChargePoint’s financial conditions and results of operations.
Inventory levels in excess of customer demand may result in a portion of ChargePoint's inventory becoming obsolete, as well as inventory write-downs or write-offs. Conversely, if ChargePoint underestimates customer demand for its products or its own requirements for components, sub-assemblies, and materials, ChargePoint's third-party manufacturers and suppliers may not be able to deliver components, sub-assemblies, and materials to meet ChargePoint's standards, lead times or requirements, which could result in inadequate inventory levels or interruptions, delays, or cancellations of deliveries to ChargePoint's customers, any of which would damage its reputation, customer relationships, and business. In addition, components, sub-assemblies, and materials incorporated into ChargePoint products may require lengthy order lead times. As a result, additional supplies or materials may not be available on terms that are acceptable to ChargePoint or at all, and ChargePoint's third-party manufacturers and suppliers may not be able to allocate sufficient capacity in order to meet ChargePoint's increased requirements, any of which could have an adverse effect on ChargePoint’s ability to meet customer demand for its products and results of operations. ChargePoint has in the past experienced fluctuating demand for certain product lines which led to excess inventory that caused ChargePoint to write down, sell at prices lower than expected or discard such inventory and similar outcomes could occur in the future. If ChargePoint is not successful in managing its inventory, ChargePoint's business, financial condition and results of operations could be adversely affected.

Table of Content
ChargePoint relies on a third-party channel partner network of distributors and resellers to generate a substantial amount of its revenue and failure on the part of ChargePoint to continue to develop and expand this network may have an adverse impact on its business and prospects for growth.
ChargePoint’s success is dependent in part upon establishing and maintaining relationships with a variety of channel partners that it utilizes to extend its geographic reach and market penetration, particularly in the United States. ChargePoint uses a two-tiered, indirect fulfillment model whereby ChargePoint sells its products and services to its distributors, which in turn sell to resellers, which then sell to end users. ChargePoint refers to these end users as customers. ChargePoint anticipates that it will continue to rely on this two-tiered sales model in order to help facilitate sales of ChargePoint’s products and to grow its business internationally. In the fiscal years ended January 31, 2026, 2025, and 2024, ChargePoint derived a majority of its billings from products and subscriptions sold through channel partners.
ChargePoint’s agreements with its channel partners are non-exclusive and do not prohibit them from working with ChargePoint’s competitors or offering competing solutions, and some of ChargePoint’s channel partners may have more established relationships with ChargePoint’s competitors. Similarly, ChargePoint’s channel partners have no obligations to renew their agreements with ChargePoint on commercially reasonable terms or at all, and certain of the agreements governing these relationships may be terminated by either party at any time, with no or limited notice. Further, in May 2025, ChargePoint announced a strategic partner relationship with Eaton Corporation (“Eaton”), an industry leading power management company, to facilitate sales and distribution of ChargePoint’s products and services through Eaton’s channel network, as well as collaborate on new product development to optimize value to end users. The utilization of the Eaton’s channel network may result in higher concentration of a material amount of channel sales through Eaton’s network, with ChargePoint continuing to maintain relationships with channel distributors, including in training and sales support. If ChargePoint fails to execute or perform its obligations under the strategic relationship or Eaton fails to meet its sales targets, execute marketing strategies, or successfully execute sales processes, ChargePoint’s reputation, customer relationships, revenue and financial performance could be adversely affected.
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

Table of Content
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
In February 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). Following the Supreme Court’s decision, the U.S. federal government announced its intention to implement new tariffs and surcharges of up to 15% on imports from many of the same countries previously subject to IEEPA under separate authority, including Section 122 of the Trade Act of 1974. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs and surcharges, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on ChargePoint’s business. Trade restrictions and increased tariffs between the United States and countries like Canada, Mexico, China and members of the EU may result in adverse economic conditions, increase the costs of goods sold and result in a recession or the threat of a recession. For example, the United States automotive manufacture industry is particularly sensitive to the impact of tariffs on the increased costs of manufacturing and selling vehicles, which may result in substantial increases to the cost of vehicles to consumers, including EVs. Because ChargePoint is substantially reliant on the increased adoption and sales of new EVs, if there is any downturn in the sales of EVs or consumers reduce their purchases of new EVs, either because the vehicles are more expensive or as the result of a general downturn in the overall economy, ChargePoint’s customers may reduce their need for EV infrastructure development and ChargePoint’s business, financial results and results of operations may be harmed.
A downturn in macroeconomic conditions, including a resumption in the rise of inflation and interest rates; increases or changes in U.S. or global tariff policies and programs and any corresponding supply chain disruptions; global political and economic uncertainty; geopolitical tensions, such as the ongoing Russia-Ukraine conflict, ongoing conflicts in the Middle East involving the United States, Iran, Israel and other Gulf States and conflict or sanctions between the United States and China; a lack of availability of credit; financial services sector instability; a reduction in business confidence and activity; and other factors have in the past, and may in the future, negatively affect the industries to which ChargePoint sells its products and services. ChargePoint’s customers may suffer from reduced operating budgets, which could cause them to defer, reduce, or forego purchases of ChargePoint’s products or services. Moreover, competitors may respond to market conditions by lowering prices, which may make the prices for ChargePoint’s products and services less competitive or cause ChargePoint to reduce its prices, which in turn may reduce ChargePoint’s gross margins and adversely affect ChargePoint’s growth. Uncertainty about global and regional economic conditions, a downturn in the sale or delivery of EVs, or a reduction in EV infrastructure spending even if economic conditions are stable, could adversely impact ChargePoint’s business, financial condition, and results of operations.
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

Table of Content
•information technology or infrastructure failures, including those of a third party supplier or service provider;
•difficulties or delays in obtaining required import or export approvals;
•natural disasters or other events beyond ChargePoint’s control (such as earthquakes, utility interruptions, tsunamis, hurricanes, typhoons, floods, storms or extreme weather conditions, fires, regional economic downturns, regional or global health epidemics); and
•geopolitical turmoil, including the ongoing Ukraine-Russia conflict and ongoing conflicts in the Middle East involving the United States, Iran, Israel and other Gulf States, rising political tensions with China or increased trade restrictions between the United States, Canada, Mexico, Russia, China and other countries, social unrest, political instability, terrorism, or other acts of war which may further adversely impact supply chains, shipping, transportation and logistics disruptions.
In addition to the tariffs, the United States has imposed extensive export controls, targeted primarily at the semiconductor industry, in China. China has in the past and may in the future retaliate to such measures. If China imposes retaliatory tariffs, or if there is a conflict between China and Taiwan, which is a leading producer of semiconductors, there could be further disruption to the semiconductor industry and global supply chains. ChargePoint or the suppliers it procures components from may be unable to manufacture products at prices ChargePoint’s customers would accept, or at all. Any inability to pass on future increased costs to customers would put downward pressure on ChargePoint’s gross margins and adversely affect ChargePoint’s business, results of operations and financial condition. In addition, while ChargePoint has not yet experienced a direct impact to its supply chain due to geopolitical conflicts, ChargePoint may experience an impact in the future due to increased fuel and shipping costs, limited supply of, or tariffs imposed on, components or replacement parts used by ChargePoint in its manufacturing process or the automotive industry in general, and delays caused by changes to global shipping routes and logistics. Such adverse impacts on ChargePoint’s supply chain could limit its ability to manufacture and sell its products on a timely and cost-effective basis and adversely affect its gross margins, which could materially adversely affect ChargePoint’s business and results of operations.
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

Table of Content
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
In recent years, ChargePoint has announced a series of reorganization plans that were independently adopted, including the March 2026 Reorganization described in Part II, Item 9B, “Other Information” and in Note 15, Subsequent Events in Part II, Item 8, “Financial Statements” of this Annual Report on Form 10-K, under “March 2026 Reorganization” (collectively, the “Reorganizations”). The Reorganizations were intended to improve operational efficiencies and operating costs and better align ChargePoint’s workforce with current business needs, top strategic priorities, and key growth opportunities. ChargePoint may incur additional expenses not currently contemplated due to events associated with the Reorganizations, for example, the Reorganizations may have a future impact on other areas of ChargePoint’s liabilities and obligations, which could result in losses in future periods. ChargePoint may not realize, in full or in part, the anticipated benefits and savings from the Reorganizations due to unforeseen difficulties, delays or unexpected costs. If ChargePoint is unable to realize the expected operational efficiencies and cost savings from the Reorganizations, its operating results and financial condition would be adversely affected. In addition, ChargePoint may need to undertake additional workforce reductions or restructuring activities in the future.
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
ChargePoint’s primary operations are in the United States, Europe and India and it maintains contractual relationships with parts and manufacturing suppliers in the Asia-Pacific region, Europe, Mexico and other locations. Managing ChargePoint’s international operations requires additional resources and controls, and could subject ChargePoint to risks associated with international operations, including:
•conformity with applicable business customs, including translation into foreign languages and associated expenses;

Table of Content
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
•compliance with multiple, potentially conflicting and changing governmental laws, regulations, certifications, and permitting processes including environmental, banking, employment, tax, information security, privacy, and data protection laws and regulations such as the EU General Data Protection Regulation (“EU GDPR”), national legislation implementing the same, the United Kingdom Data Protection Act 2018 (“UK GDPR”), and certain other changing requirements for legally transferring data out of the European Economic Area;
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

Table of Content
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
ChargePoint’s business is subject to risks associated with natural disasters, global epidemics, health pandemics and the adverse effects associated with climate change, including earthquakes, wildfires, or other types of natural disasters or resource shortages, including public safety power shut-offs that have occurred and may continue to occur in California, the effects of which could disrupt and harm its operations and those of ChargePoint’s customers.
ChargePoint faces risks related to global epidemics and health pandemics, like what was experienced worldwide during the COVID-19 pandemic, which may create significant volatility in the global economy and may have a long-lasting adverse impact on ChargePoint and its industry. For instance, such epidemics have in the past caused and may in the future cause local, regional or national governments to implement measures to contain pandemic risks, such as travel restrictions, quarantines, shelter in place orders or business shutdowns. Any of these measures, as was experienced during the COVID-19 pandemic, may adversely affect ChargePoint’s employees and operations and the operations of its customers, suppliers, vendors and business partners, and may negatively impact demand for EV charging stations, particularly at workplaces, or the supply of components necessary for the manufacture of charging stations.
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

Table of Content
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
Further, in the past there has been an increased focus, including by governmental and nongovernmental organizations, investors, customers, and other stakeholders, on climate change matters, including increased pressure to expand disclosures related to the physical and transition risks related to climate change or to establish sustainability goals, such as the reduction of greenhouse gas emissions, which could expose ChargePoint to market, operational and execution costs or risks. ChargePoint’s failure to establish such sustainability targets or targets that are perceived to be appropriate, as well as to achieve progress on those targets on a timely basis, or at all, could adversely affect the reputation of its brand and sales of and demand for its products.
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
•volatility in the cost of oil and gasoline, including as a result of trade restrictions and ongoing conflicts in the Middle East involving the United States, Iran, Israel and other Gulf States;
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

Table of Content
•reduction or elimination of governmental targets, mandates or goals with respect to reducing carbon emissions or increasing mobile electrification;
•relaxation or elimination of government mandates or quotas regarding the sale of EVs or Zero-Emission Vehicle (“ZEV”) mandates; and
•concerns about the future viability of EV manufacturers.
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
The U.S. federal government, foreign governments and some state and local governments provide incentives to end users and purchasers of EVs or EV charging stations in the form of rebates, tax credits and regulations like clean fuel programs, which can provide other financial incentives. The U.S. federal government, and some foreign and state governments, have proposed changing or ending these incentives. These proposals create uncertainty and if adopted and implemented may have a material adverse impact on the EV market, which benefits from these financial incentives to significantly lower the effective price of EVs and EV charging stations to customers.
For example, the Infrastructure Investment and Jobs Act signed into law on November 15, 2021, provided additional funding for EVs and EV charging infrastructure through the creation of new programs and grants and the expansion of existing programs, including the $7.5 billion National Electric Vehicle Infrastructure (“NEVI”) Program for EV charging along highway corridors. On August 11, 2025, the Federal Highway Administration (“FHWA”) issued new guidance, updating prior guidance which previously froze federal funds tied to NEVI and directed states to file updated implementation plans within 30 days. FHWA has since approved the state plans and states are moving forward with their NEVI programs, but there is no guarantee or assurance that FHWA guidance and implementation will not change again in the future and FHWA’s implementation of the NEVI program may be subject to future interruptions, delays or cancellation.
Separately, the One Big Beautiful Bill Act (“OBBBA”), which was signed into law in July 2025, set new end dates for the EV charging infrastructure tax credits previously made available under Section 30C and Section 30D of the Internal Revenue Code of 1986, as amended (the “Code”). In particular, the OBBBA terminated the $7,500 new clean vehicle tax credit for all new EVs sold after September 30, 2025. This reduction and any other reduction in rebates, tax credits or other financial incentives for EVs or EV charging stations could materially reduce the demand for EVs and ChargePoint’s solutions and, as a result, may adversely impact ChargePoint’s business and expansion potential.
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
Changes in federal or state fuel‑economy standards and emissions regulations present material risks to the EV market and, consequently, to the demand for our products and services. For instance, the OBBA eliminated the civil penalty for violation of the Corporate Average Fuel Economy (CAFE) standards which reduces incentives for automakers to improve fleet fuel efficiency. Separately, the U.S. federal government has taken efforts to rescind California’s Clean Air Act waiver which may weaken state frameworks driving adoption of ZEV standards across multiple states. Reductions in fuel‑efficiency requirements, improvements in the fuel economy of internal‑combustion vehicles, or increased adoption of alternative fuels such as ethanol, biodiesel, fuel cells or

Table of Content
compressed natural gas could diminish EV demand. In addition, the EV fueling model is different than gas or other fuel models, requiring behavior change and education of influencers, consumers and others such as regulatory bodies. Developments in alternative technologies, such as advanced diesel, ethanol, fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect demand for EVs and EV charging stations. For example, fuel which is abundant and relatively inexpensive in the United States, such as compressed natural gas, may emerge as a preferred alternative to petroleum-based propulsion. Regulatory bodies may also adopt rules that substantially favor certain alternatives to petroleum-based propulsion over others, which may not necessarily be EVs. Any of these changes may impose additional obstacles to the purchase of EVs or the development of a more ubiquitous EV market. If any of the above influence consumers or businesses to no longer purchase EVs or purchase them at a lower rate, it would materially and adversely affect ChargePoint’s business, operating results, financial condition and prospects.
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

Table of Content
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

Table of Content
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
ChargePoint’s future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. ChargePoint plans to incur significant research and development costs in the future as part of its efforts to design, develop, manufacture and introduce new products and enhance existing products. ChargePoint’s research and development expenses were $139.3 million, $141.3 million, and $220.8 million during the fiscal years ended January 31, 2026, 2025 and 2024, respectively, and may grow in the future. Further, ChargePoint’s research and development program may not produce successful results, and its new products may not achieve market acceptance, create additional revenue or become profitable.
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
ChargePoint is highly reliant on its networked charging solution and information technology systems and data, and those of its service providers and component suppliers; any of these systems and data may be subject to cyber-attacks, service disruptions or other security incidents, which could result in data breaches, loss or interruption of services, intellectual property theft, claims, litigation, regulatory investigations, significant liability, reputational damage and other adverse consequences.
ChargePoint’s business depends on the secure and continuous operation of a distributed, connected ecosystem that includes (i) Networked Charging Systems deployed at third-party locations and operated by site hosts; (ii) embedded firmware and operating systems

Table of Content
within charging equipment, including over-the-air (OTA) update and device authentication processes; (iii) its cloud-based software solutions or “ChargePoint Platform” and associated cloud services, application programming interfaces, and integrations with utilities, roaming partners and fleet systems; and (iv) payment and billing infrastructure used by drivers and enterprise customers. As a result, ChargePoint faces cybersecurity and data protection risks that span both operational technology (OT) at the edge (the charger and related hardware/firmware) and information technology (IT) in its cloud and enterprise systems, including risks arising from the increasing use of artificial intelligence, machine learning and other automated technologies within such systems and workflows, which may expand attack surfaces, introduce novel vulnerabilities or failure modes, and increase the complexity of detecting, investigating and remediating security incidents.
ChargePoint continues to expand its information technology systems in support of its networked charging solutions, and as its operations grow, its internal information technology systems—such as product data management, procurement, inventory management, production planning and execution, sales, services and logistics, financial, tax and regulatory compliance systems—are evolving. This includes the implementation of new internally developed systems and the deployment of such systems in the United States and abroad, including systems that incorporate or rely on artificial intelligence, automated decision‑making, data analytics or third‑party AI‑enabled tools and services. The implementation, maintenance, segregation and improvement of these systems require significant management time, support and cost, and there are inherent risks associated with developing, improving and expanding ChargePoint’s core systems as well as implementing new systems and updating current systems, including disruptions to related areas of business operations. AI‑enabled systems may amplify these risks by increasing system interdependencies, accelerating the scale and speed at which errors or misuse can occur, and creating additional data governance, cybersecurity and compliance challenges. These risks may affect ChargePoint’s ability to manage its data and inventory; procure parts or supplies; manufacture, sell, deliver and service products; adequately protect its intellectual property; or achieve and maintain compliance with, or realize available benefits under, tax laws and other applicable regulations.
Because many Networked Charging Systems are installed in public or semipublic environments and physically accessible, inadequate site level protections by site hosts or third parties can enable tampering or theft that, in turn, may facilitate unauthorized access to ChargePoint’s systems, manipulation of billing or pricing at the point of interaction, or operational disruptions that reduce uptime and driver confidence. Further, most of the Networked Charging Systems ChargePoint sells are owned and operated by third parties who are responsible for the physical safety and day-to-day oversight of those charging stations.
To the extent any security incident results in unauthorized access to, or damage to, acquisition, use, corruption, loss, destruction, alteration or dissemination of, ChargePoint data (including intellectual property and personal information) or ChargePoint products—or for it to be believed or reported that any of these occurred—it could disrupt ChargePoint’s business, harm ChargePoint’s reputation, compel ChargePoint to comply with applicable data breach notification and consumer protection laws, including those increasingly applicable to the use of artificial intelligence and automated processing of personal or sensitive data, subject ChargePoint to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action and third-party audits, require ChargePoint to verify the correctness of database contents, or otherwise subject ChargePoint to liability under laws, regulations and contractual obligations (including those that protect the privacy and security of personal information). Any of the foregoing could result in significant legal and financial exposure, increased costs (including for fines, defense, remediation, customer support and complimentary services) and/or reputational harm.
Because ChargePoint also relies on third-party service providers and component suppliers, ChargePoint cannot guarantee that those parties’ systems have not been breached or that they do not contain exploitable defects, bugs, or vulnerabilities that could result in a security incident or other disruption to ChargePoint’s systems or operations. This risk may be heightened where ChargePoint relies on third‑party providers of artificial intelligence models, data, software components, cloud infrastructure or development tools, including where ChargePoint has limited visibility into such providers’ security practices, data handling, model training or update processes. ChargePoint’s ability to monitor its service providers’ and component suppliers’ security measures is limited and, in any event, malicious actors may circumvent such measures. In addition, as EV charging standards, interoperability requirements and industry practices evolve, stakeholders (including regulators, utilities, customers and program administrators) may increase security expectations, including AI‑specific governance, testing, transparency or certification requirements, which may require us to implement and maintain additional controls, testing and certifications, further increasing costs and diverting management attention.
If ChargePoint does not successfully implement, maintain or expand its information technology systems as planned, or if ChargePoint experiences a significant cybersecurity or data protection incident, its operations may be disrupted; its intellectual property and personal information, could be compromised or misappropriated; its reputation may be adversely affected; its ability to accurately and/or timely report its financial results could be impaired; and deficiencies may arise in its internal control over financial reporting, which may impact its ability to certify its financial results and as a result its business, operations and financial results may be adversely affected.
Computer malware, viruses, ransomware, hacking, phishing attacks and similar disruptions could result in security and privacy breaches and interruption in service, which could harm ChargePoint’s business
From time to time, ChargePoint has experienced cyberattacks on its information technology infrastructure and systems. Computer malware, viruses, physical or electronic break-ins and similar disruptions could lead to interruption and delays in ChargePoint’s services and operations and loss, misuse or theft of data. The increasing use of artificial intelligence by both ChargePoint and threat actors may further heighten these risks, as attackers may leverage AI‑enabled tools to automate, scale or enhance the sophistication of attacks,

Table of Content
including social engineering, phishing, credential harvesting, malware development or exploitation of software vulnerabilities. Threat actors—including financially motivated criminal groups and nation-state or state aligned actors—may target critical infrastructure providers and EV charging networks, attempt to extort companies through ransomware, or seek to compromise software supply chains and firmware signing keys. External events, such as the conflict between Russia and Ukraine, conflicts in the Middle East involving the United States, Iran, Israel and other Gulf States, and heightened geopolitical tensions, have been accompanied by warnings from cybersecurity organizations about increased threat activity against U.S. businesses and infrastructure providers, which could increase the likelihood or severity of attacks aimed at energy, fueling or infrastructure service providers. ChargePoint has also been targeted by spear phishing campaigns directed at specific individuals or departments that masquerade as trusted sources to obtain sensitive information or initiate unauthorized transactions, and such campaigns may increasingly incorporate AI‑generated content designed to evade detection or increase their effectiveness.
Any attempts by cyber attackers to disrupt ChargePoint’s services or systems—if successful—could (among other impacts) reduce charger uptime and network reliability, manipulate pricing or billing at the point of interaction, misappropriate funds, exfiltrate confidential information or intellectual property, and degrade driver and customer trust. Security incidents involving AI‑enabled systems may be more difficult to detect, attribute or remediate, and may increase the risk of cascading operational, legal or reputational impacts. Such events could be expensive to remedy; subject ChargePoint to substantial fines, penalties, damages and other liabilities under applicable laws and regulations; lead to a loss of protection of ChargePoint’s intellectual property or trade secrets; and damage ChargePoint’s reputation or brand. While ChargePoint maintains cyber-insurance, that coverage may not be sufficient to compensate for all liability relating to any actual or potential disruption or other security breach or incident, coverage might not be available on commercially reasonable terms (or at all), and insurers may deny coverage for certain claims. The successful assertion of one or more large claims that exceed available insurance coverage—or material changes to ChargePoint’s insurance (including premium increases, lower limits, exclusions, or large deductibles or coinsurance)—could have a material adverse effect on its business, financial condition, operating results and reputation.
Efforts to prevent cyber attackers from entering computer systems are costly to implement and operate, and ChargePoint may be unable to cause the implementation or enforcement of equivalent measures at its third-party vendors, site hosts or component suppliers. As ChargePoint integrates additional AI‑enabled tools, services or automated processes, it may be required to implement new controls, monitoring, training and governance frameworks, which may not be fully effective in preventing misuse, error or attack. Although it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of systems and technical infrastructure may, in addition to other losses, harm ChargePoint’s reputation, brand and ability to attract and retain customers.
ChargePoint has previously experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, third-party service provider or component supplier disruptions, human or software errors, capacity constraints and cybersecurity events. The introduction or expansion of AI‑enabled systems may increase the risk or severity of such disruptions, particularly if such systems malfunction, are misused, or depend on third‑party data or infrastructure. If ChargePoint’s services are unavailable when users attempt to access them, they may seek alternatives, which could reduce demand for ChargePoint’s solutions. Although ChargePoint maintains business continuity and disaster recovery processes designed to enable it to recover from a disaster or catastrophe and continue business operations—and has tested these capabilities under controlled circumstances—human error, data corruption, third-party failures or the nature and timing of a particular event could materially impact the efficacy of such processes, extend the time services are partially or fully unavailable, and cause additional reputational damage or loss of revenue, any of which could adversely affect ChargePoint’s business and financial results.
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
Furthermore, the ChargePoint Platform is complex, developed for over a decade by many developers, and includes a number of licensed third-party commercial and open-source software libraries. ChargePoint’s software has contained defects and errors and may in the future contain undetected defects or errors. ChargePoint is continuing to evolve the features and functionality of the ChargePoint Platform through updates and enhancements, and as it does, it may introduce additional defects or errors that may not be detected until after deployment to customers. In addition, if ChargePoint’s products and services, including any updates or patches, are not implemented or used correctly or as intended, inadequate performance and disruptions in service may result.
Any defects or errors in product or services offerings, or the perception of such defects or errors, or other performance problems could result in any of the following, each of which could adversely affect ChargePoint’s business and results of its operations:

Table of Content
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
Additionally, the use of certain open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or controls on the origin of software. There is typically no support available for open-source software, and ChargePoint cannot ensure that the authors of such open-source software will implement or push updates to address security risks or will not abandon further development and maintenance. Many of the risks associated with the use of open-

Table of Content
source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, have an adverse effect on ChargePoint’s business and results.

Misuse of ChargePoint’s Networked Charging Systems and mobile applications, including its online payment methods, could adversely affect ChargePoint’s results of operations, expose it to third-party claims, or increase its exposure to fraud and other risks.

The ChargePoint Platform, ChargePoint’s software platform, is used to connect EV drivers with charging station hosts to pay for public and private charging. These payment connections can be made via the ChargePoint mobile application or via OEM “in-dash” applications powered by ChargePoint software. ChargePoint also enables the payment of public charging sessions with third-party charging stations via software integration which ChargePoint refers to as “roaming.” In addition, the ChargePoint Platform enables third-party e-mobility services providers, or “eMSPs”, to build and publish their own proprietary mobility and roaming services for the sale of charging sessions, particularly in Europe.

In each of these charging cases, ChargePoint accepts payments from EV drivers for charging sessions using a variety of different payment methods or receives reimbursements from its roaming partners, which may subject ChargePoint to additional regulations and compliance requirements, and may also increase ChargePoint’s exposure to payment fraud, criminal activity, and other risks. ChargePoint has in the past, and may again in the future, be subjected to fraudulent activities related to its ChargePoint Platform and related charging payment services. Further, since the methods and schemes utilized by perpetrators of fraud are constantly evolving or, in some cases, not immediately detectable, ChargePoint cannot be certain that its policies, and controls and procedures for detecting third-party payment fraud, will be effective over time or of its ability to update these measures to address emerging fraud risks. If illicit or fraudulent activity levels involving ChargePoint’s software services were to rise, it could lead to regulatory intervention, adversely impact ChargePoint’s finances, operations and customer relationships, and cause reputational and financial harm.
Interruptions, delays in service or inability to increase capacity, including internationally, at third-party data center facilities could impair the use or functionality of ChargePoint’s subscription services, harm its business and subject it to liability.

ChargePoint currently serves customers from third-party data center facilities operated by Amazon Web Services and Google Cloud located in the United States, Europe and Canada. Any outage or failure of such data centers could negatively affect ChargePoint’s product connectivity and performance. ChargePoint’s primary environments are behind the Content Delivery Network operated by Cloudflare, Inc. (“Cloudflare”), and any interruptions of Cloudflare’s services could negatively affect ChargePoint’s product connectivity and performance. Furthermore, ChargePoint depends on connectivity from its charging stations to its data centers through several cellular service providers, such as Verizon, AT&T, Vodafone, and Semtech Corporation. Any incident affecting a data center facility’s or a cellular service provider’s infrastructure or operations, whether caused by fire, flood, severe storm, earthquake, or other natural disasters, power loss, telecommunications failures, breach of security protocols, computer viruses and disabling devices, failure of access control mechanisms, war, criminal act, military actions, terrorist attacks and other similar events could negatively affect the use, functionality or availability of ChargePoint’s services.
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
ChargePoint believes that the successful use of its Networked Charging Systems and its ChargePoint Platform requires a high level of support and engagement for many of its customers, particularly its fleet and commercial customers. In order to deliver appropriate customer support and engagement, ChargePoint must successfully assist its customers in deploying and continuing to use ChargePoint’s Networked Charging Systems and ChargePoint Platform tools, resolving performance issues, addressing interoperability challenges with a customers’ existing information technology or fuel management platforms and responding to Networked Charging

Table of Content
Systems component failures or replacement parts, as well as charging station performance and reliability issues that may arise from time to time.
ChargePoint provides support to its commercial, fleet and residential Networked Charging Systems owners and operators. Such support services are generally provided under its extended warranty program (“Assure”), including proactive charging station monitoring, guaranteed service response times and labor and parts warranties. ChargePoint further provides support for EV drivers connecting to and utilizing the ChargePoint Platform and its network of EV charging stations, including customer support services and mobile services. ChargePoint’s support organization faces additional challenges associated with its international operations, including those associated with delivering support, training, and documentation in languages other than English. If ChargePoint fails to maintain high-quality customer support or comply with support requirements under its software platform or Assure warranty program, ChargePoint may incur additional costs, be obligated to provide refunds, rebates or pay performance penalties to its customers and EV charging station owners, or suffer the cancellation of software and Assure warranty agreements, the occurrence of any of which may increase ChargePoint’s expenses and costs or result in less revenue for ChargePoint, which may adversely affect ChargePoint’s reputation, business, results of operations, and financial condition.
In addition to providing direct customer support, ChargePoint also relies on channel partners in order to provide frontline support to some of its customers, including with respect to commissioning, maintenance, component part replacements and repairs of charging stations. If ChargePoint’s channel partners do not provide support to the satisfaction of ChargePoint’s customers, ChargePoint may be required to hire additional personnel and to invest in additional resources in order to provide an adequate level of support, generally at a higher cost than that associated with its channel partners, which may increase ChargePoint’s costs and expenses and adversely affect ChargePoint’s gross margins. There can be no assurance that ChargePoint will be able to hire sufficient support personnel as and when needed. To the extent that ChargePoint is unsuccessful in hiring, training, and retaining adequate support personnel, its ability to provide high-quality and timely support to its customers will be negatively impacted and its customers’ satisfaction with its software platform and EV charging stations could be adversely affected. Any failure to maintain high-quality customer support, or a market perception that ChargePoint does not maintain high-quality customer support, could adversely affect ChargePoint’s reputation, business, results of operations, and financial condition, particularly with respect to its fleet customers (see also “Risks Related to ChargePoint’s Business-- Supply chain disruptions, component shortages, increased tariffs, manufacturing interruptions or delays could adversely affect ChargePoint’s ability to meet customer demand, lead to higher costs, and adversely affect ChargePoint’s business and results of operations.”).
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
Financial, Tax and Accounting-Related Risks
If ChargePoint fails to maintain an effective system of internal controls, its ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
ChargePoint is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), and the rules and regulations of the applicable listing standards of the New York Stock Exchange (“NYSE”). Sarbanes-Oxley requires, among other things, that ChargePoint maintain effective disclosure controls and procedures, and internal control, over financial reporting. ChargePoint is continuing to develop and refine its disclosure controls, internal control over financial reporting, and other procedures that are designed to ensure information required to be disclosed in its financial

Table of Content
statements and in the reports that it files with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and information required to be disclosed in reports under the Exchange Act is accumulated and communicated to ChargePoint’s principal executive and financial officers. In order to maintain and improve the effectiveness of ChargePoint internal controls and procedures, ChargePoint has expended, and will continue to expend, significant resources, including accounting-related costs and significant management oversight.
ChargePoint has previously identified material weaknesses in its internal controls over financial reporting and further, weaknesses in ChargePoint internal controls may be discovered in the future. ChargePoint’s current controls and any new controls it develops may become inadequate because of changes in conditions in its business. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm ChargePoint’s operating results, result in a restatement of ChargePoint’s financial statements for prior periods, cause ChargePoint to fail to meet its reporting obligations, and adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of ChargePoint’s internal control over financial reporting that it will be required to include in the periodic reports filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in ChargePoint’s reported financial and other information, which would likely have a negative effect on the trading price of ChargePoint’s Common Stock.
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
In addition to the other risks described herein, the following factors could also cause ChargePoint’s financial condition and results of operations to fluctuate on a quarterly basis:
•the timing and volume of new product sales, including disruptions in quarterly sales if ChargePoint is unable to drive consistently linear billings during the reporting period, seasonality, channel sell-through, inventory management practices, disruptions in supply chains or availability of new EVs to customers;
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

Table of Content
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
As a result of ChargePoint’s operations in multiple jurisdictions, including jurisdictions in which the tax laws may not be favorable, ChargePoint’s tax rate may fluctuate, ChargePoint’s tax obligations may become significantly more complex and subject to greater risk of examination by taxing authorities or ChargePoint may be subject to future changes in tax law, the impacts of which could adversely affect ChargePoint’s after-tax profitability and financial results.
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
As of January 31, 2026, ChargePoint had $1,163.6 million of U.S. federal and $456.2 million of California net operating loss carryforwards available to reduce future taxable income, of which $974.9 million of the U.S. federal net operating loss carryforwards can be carried forward indefinitely. The remaining $188.7 million of U.S. federal net operating loss carryforwards begin to expire in 2028

Table of Content
and the California state net operating loss carryforwards begin to expire in 2029. In addition, ChargePoint had net operating loss carryforwards for other states of $515.8 million, which began to expire in 2026. The Tax Act included a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017 and the elimination of carrybacks of net operating losses. It is possible that ChargePoint will not generate taxable income in time to utilize these net operating loss carryforwards.
In addition, net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in ownership by “5% stockholders” that exceeds 50 percentage points over a rolling three-year period. ChargePoint has experienced ownership changes since its incorporation and is already subject to limitations on its ability to utilize its existing net operating loss carryforwards and other tax attributes to offset taxable income or tax liability. In addition, changes in the ownership of its Common Stock during its fiscal year ended January 31, 2026 and future changes in ChargePoint’s stock ownership, which are outside of ChargePoint’s control, may trigger further ownership changes. Similar provisions of state tax law may also apply to limit ChargePoint’s use of accumulated state tax attributes. As a result, even if ChargePoint earns net taxable income in the future, its ability to use its net operating loss carryforwards and other tax attributes accrued prior to these changes in ownership to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to ChargePoint.
ChargePoint performed an analysis to assess whether an “ownership change,” as defined by Section 382 of the Code, has occurred from its inception through January 31, 2026. Based on this analysis, ChargePoint has experienced “ownership changes,” limiting the utilization of the net operating loss carryforwards or research and development tax credit carryforwards under Section 382 of the Code by first multiplying the value of the ChargePoint’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then applying additional adjustments, as required. As a result of the ownership changes, approximately $17.1 million of Federal net operating loss carryforwards, $17.5 million of California net operating loss carryforwards, and $4.7 million of federal tax credits were determined to have expired unutilized for income tax purposes. ChargePoint’s net operating losses or credits may also be impaired under state law. Accordingly, ChargePoint may not be able to utilize a material portion of the net operating losses or credits. The ability of ChargePoint to utilize its net operating losses or credits is conditioned upon ChargePoint attaining profitability and generating U.S. federal and state taxable income. ChargePoint has incurred significant net losses since inception and will continue to incur significant losses; and therefore, ChargePoint does not know whether or when the combined carryforwards may be or may become subject to limitation by Sections 382 and 383 of the Code.
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
ChargePoint conducts transactions with its vendors and customers, as well as intercompany transactions, in currencies other than the U.S. Dollar, primarily the British Pound, Euro, Canadian Dollar and Indian Rupee. ChargePoint records revenues, cost of goods sold and operating expenses in the currencies of its subsidiaries where the transactions take place. As ChargePoint continues to grow its international operations, the amount of its revenues and expenditures that are denominated in foreign currencies will continue to increase in the future. Accordingly, changes in the value of foreign currencies relative to the U.S. Dollar could affect ChargePoint’s revenue and operating results due to transactional and translational remeasurements that are reflected in its results of operations. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in ChargePoint’s business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause ChargePoint’s results of operations to differ from its expectations or the expectations of its investors, the trading price of ChargePoint’s Common Stock could be adversely affected. ChargePoint does not currently maintain a program to hedge exposures in foreign currencies. However, in the future, ChargePoint may use derivative instruments, such as foreign currency forward and option contracts, to hedge exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if ChargePoint is unable to structure effective hedges with such instruments.
Impairment of goodwill may require ChargePoint to record a significant charge to earnings.
ChargePoint is required under generally accepted accounting principles to review its intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of ChargePoint’s intangible assets and/or goodwill may not be recoverable include a decline in stock price and market capitalization, slower growth rates in ChargePoint’s industry or ChargePoint’s operations, and/or other materially adverse events that have implications on the profitability of

Table of Content
ChargePoint’s business. ChargePoint may be required to record additional charges to earnings during the period in which any impairment of its goodwill or other intangible assets is determined which could adversely impact its results of operations.
ChargePoint incurs significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.
ChargePoint faces increased legal, accounting, administrative, disclosure and other costs and expenses as a public company. Sarbanes-Oxley, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Act and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements increases costs and make certain activities more time-consuming. A number of those requirements require ChargePoint to incur additional expenses associated with SEC reporting requirements. Furthermore, if any issues in complying with those requirements are identified ChargePoint may be subject to additional costs and expenses to come into compliance. ChargePoint has incurred costs and could incur additional costs to rectify new issues, and the existence of these issues could adversely affect its reputation or investor perceptions. In addition, as a public company, ChargePoint maintains director and officer liability insurance, for which it must pay substantial premiums. The additional reporting and other obligations imposed by rules and regulations applicable to public companies increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. Advocacy efforts by stockholders and third-parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
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
In addition, State Attorneys General have begun enforcement actions under state comprehensive privacy laws. Although ChargePoint initiated compliance programs designed to ensure compliance with state privacy laws after consulting with outside privacy

Table of Content
counsel, ChargePoint may remain exposed to ongoing legal risks and compliance costs related to state privacy laws as well as evolving privacy and information security standards under consumer protection laws, including those enforced by the Federal Trade Commission (“FTC”). In the event ChargePoint is subject to litigation, penalties, or enforcement actions pursuant to the EU GDPR, UK GDPR, California Consumer Privacy Act (“CCPA”), California Invasion of Privacy Act (“CIPA”) and similar state privacy laws in the United States, the FTC or other applicable state laws, ChargePoint may be subject to fines and penalties, remediation measures which will divert management’s time and attention, as well as harm to its reputation.
Marketing and digital advertising laws such as the EU’s “e-Privacy Directive” and the federal CAN-SPAM Act in the United States and similar state laws create further risks for ChargePoint should it not comply with those law’s requirements concerning marketing, cookies and trackers, and email promotions. The e-Privacy Directive creates a risk of enforcement actions and fines and the CAN-SPAM Act authorizes class actions with statutory damages. In the United States, there are also putative class actions being brought based upon the use of cookies and trackers through novel theories including leveraging “wiretapping” laws. ChargePoint is currently subject to a putative class action filed under CIPA and it may need to expend costs and resources defending such litigation or enforcement action and any potential damages or fines awarded as the result of such actions, which could have an adverse effect on ChargePoint’s business and reputation. In addition to government activity, privacy advocacy groups, the technology industry and other industries have established or may establish various new, additional or different self-regulatory standards that may place additional burdens on technology companies. Customers may expect that ChargePoint will meet voluntary certifications or adhere to other standards established by them or third-parties. If ChargePoint is unable to maintain these certifications or meet these standards, it could reduce demand for its solutions and adversely affect its business.
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
For example, in October 2023, the State of California adopted SB 253, the Climate Corporate Data Accountability Act, which require companies to annually disclose Scope 1, Scope 2, and Scope 3 greenhouse gas emissions and SB 261, Greenhouse Gases: Climate-Related Financial Risk which will require biennial disclosure of a company’s financial risk caused by climate change. ChargePoint may in the future be subject to these and similar reporting requirements. In addition, ChargePoint and certain of its subsidiaries may be subject to the requirements of the European Union’s Corporate Sustainability Reporting Directive (and its implementing laws, standards and regulations as well as other related European Union directives and regulations), which will require additional disclosures across environmental, social and governance topics, such as climate change, biodiversity, pollution, resource use, human capital management and supply chain labor standards, among other topics.
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
ChargePoint is subject to evolving technical, safety, metrology (weights and measures), labeling and payment requirements for EV charging equipment and services; failure to comply with, or changes in, these requirements could increase costs, delay deployments, limit revenue recognition, reduce utilization of existing assets, or lead to enforcement actions.
ChargePoint’s Networked Charging Systems and the ChargePoint Platform operate in a regulatory environment that imposes technical and commercial metering requirements when commercial transactions are the basis for sale (e.g., price per kWh), including those embodied in National Institute of Standards and Technology (NIST) Handbook 44 Section 3.40 for EV fueling equipment; compliance is enforced primarily at the state level and through the National Type Evaluation Program (NTEP) certifications or California Type Evaluation Program (CTEP) in California. In certain jurisdictions, these regulations are enforced through county and municipal governments. Additionally, publicly available charging stations in many states must meet payment and disclosure rules (e.g., labeling and fee disclosure requirements). Changes in how these standards are interpreted, phased in, or enforced—or how eligibility rules under government programs are tied to them—could result in additional testing, certification, software changes, retrofits, field “placed in service” procedures, incremental costs or operating expenses, temporary site shutdowns, refunds, penalties, or delayed revenue. If ChargePoint fails to meet these standards, its reputation and brand could be damaged, and its business, financial condition and results of operations could be adversely impacted.

Table of Content
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
ChargePoint may raise additional capital through the issuance of equity or debt securities in the future. In that event, the ownership of existing ChargePoint stockholders would be diluted and the value of the stockholders' equity in Common Stock could be reduced. If ChargePoint raised more equity capital from the sale of its Common Stock, institutional or other investors may negotiate terms more favorable than the current prices of ChargePoint’s Common Stock. If ChargePoint issues debt securities, the holders of the debt would have a claim to ChargePoint assets that would be prior to the rights of stockholders until the debt is repaid. Interest on these debt securities would increase costs and could negatively impact operating results. In November 2025, ChargePoint completed a private exchange of $328.6 million of aggregate capitalized principal amount of its convertible notes with a maturity date of April 1, 2028 (the “2028 Convertible Notes” and such exchange, the “Exchange Transaction”) resulting in $11.3 million of its 2028 Convertible Notes remaining outstanding. In connection with the Exchange Transaction, ChargePoint (i) issued $186.5 million in senior secured loans (the “2025 Senior Loan”) pursuant to the 2025 Credit Agreement (described below), (ii) paid $25.0 million in cash, and (iii) issued warrants to purchase up to 1,671,000 shares of ChargePoint’s Common Stock at an exercise price of $25.00 per share (the “2025 Warrants”). Pursuant to the 2025 Senior Loan, ChargePoint has the option, during the first year that the 2025 Senior Loan is outstanding, to elect to issue shares of ChargePoint Common Stock (“Interest Shares”) in an amount equal to the quotient of (i) the amount of interest in respect of such interest period otherwise payable in cash and (ii) a price per share equal to the volume-weighted average price per share of ChargePoint’s Common Stock for the thirty (30) consecutive trading days immediately preceding (but not including) the applicable interest payment date. Through January 31, 2026, ChargePoint has issued 193,210 of Interest Shares pursuant to the 2025 Senior Loan. The 2025 Senior Loan and 2028 Convertible Notes may decrease ChargePoint’s business flexibility and access to capital, require a significant amount of cash to service, dilute the ownership interest of existing stockholders and otherwise depress the price of its Common Stock, and delay or hinder an otherwise beneficial takeover of the Company.
In addition, ChargePoint previously filed a Registration Statement on Form S-3 (File No. 333-265986), which permitted ChargePoint to offer up to $1.0 billion of shares of ChargePoint Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time, and simultaneously entered into an “at-the-market” sales agreement dated July 1, 2022, by and among ChargePoint and the underwriters thereto (the “2022 ATM Facility”) which permitted ChargePoint to make offerings of up to $500.0 million of its Common Stock from time to time. On July 11, 2025, ChargePoint terminated the 2022 ATM Facility, and on September 8, 2025, ChargePoint entered into a new “at-the-market” sales agreement, by and between ChargePoint and the underwriter thereto, pursuant to which ChargePoint may from time to time sell shares of its Common Stock having an aggregate offering price of up to $150.0 million (the “2025 ATM Facility”). Sales of ChargePoint Common Stock pursuant to the 2025 ATM Facility, if any, will be made under ChargePoint’s new registration statement on Form S-3 (File No. 333-290113) that ChargePoint filed with the SEC on September 8, 2025, amended on December 5, 2025 and was declared effective by the SEC on December 8, 2025 (the “2025 Shelf Registration Statement”). The 2025 Shelf Registration Statement will facilitate offers of up to $400.0 million of shares of Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time. The sale of a substantial number of shares of ChargePoint’s Common Stock pursuant to the 2025 ATM Facility, the 2025 Shelf Registration Statement or otherwise, or anticipation of any such sales, could cause the trading price of ChargePoint’s Common Stock to decline or make it more difficult for ChargePoint to sell equity or equity-related securities in the future at a time and at a price that ChargePoint might otherwise desire. In addition, issuances of any shares of ChargePoint’s Common Stock sold pursuant to the 2025 ATM Facility or any securities sold pursuant to the 2025 Shelf Registration Statement will have a dilutive effect on our existing stockholders.
In accordance with Delaware law and the provisions of ChargePoint’s Second Amended and Restated Certificate of Incorporation, as amended (the “Charter”), ChargePoint may issue preferred stock that ranks senior in right of dividends, liquidation or voting to its Common Stock. The issuance by ChargePoint of such preferred stock may (a) reduce or eliminate the amount of cash available for payment of dividends to other holders of ChargePoint’s Common Stock, (b) diminish the relative voting strength of the total shares of Common Stock outstanding as a class, or (c) subordinate the claims of ChargePoint holders of Common Stock to ChargePoint assets in the event of a liquidation. ChargePoint cannot predict the size of future issuances of its Common Stock or any additional issuances of securities convertible into Common Stock or the effect, if any, that future issuances and sales of shares of its Common Stock will have on the market price of its Common Stock. Sales of substantial amounts of ChargePoint’s Common Stock, including any shares issued upon the conversion or restructuring of the 2028 Convertible Notes, or pursuant to the 2025 ATM Facility, the 2025 Shelf

Table of Content
Registration Statement, any Interest Shares issued under the 2025 Credit Agreement, or in connection with an acquisition, or the perception that such sales could occur, may adversely affect prevailing market prices of ChargePoint’s Common Stock.
ChargePoint has entered into the 2025 Credit Agreement, which imposes certain restrictions on its business and operations that may affect its ability to operate its business and make payments on its indebtedness.
ChargePoint, ChargePoint’s subsidiary, ChargePoint, Inc. (the “Borrower”), and certain subsidiaries of ChargePoint as guarantors (the “Subsidiary Guarantors,” and together with ChargePoint and the Borrower, the “Credit Parties”) entered into a Credit and Security Agreement on November 14, 2025 with Alter Domus (US) LLC, as administrative agent and collateral agent, and the lenders party thereto (the “2025 Credit Agreement”). The 2025 Credit Agreement provides for the 2025 Senior Loan in an initial aggregate principal amount of $186.5 million. The 2025 Senior Loan matures on January 31, 2030 and does not amortize, except as described below. In accordance with the 2025 Credit Agreement, the Borrower prepaid an aggregate of $30.0 million of the 2025 Senior Loans in two equal installments of $15.0 million each, the first of which occurred on November 24, 2025, and the second of which occurred on February 17, 2026. The remaining 2025 Senior Loan bears interest at a fixed rate of 12.00% per annum, payable quarterly. For each of the first four quarterly interest payment dates, the Borrower may elect to pay in Interest Shares, valued based on the 30-day trailing volume-weighted average price (“VWAP”) preceding the applicable interest payment date. Issuance of Interest Shares is subject to a cap of 19.99% of the Company’s outstanding shares of Common Stock to comply with NYSE listing requirements, unless stockholder approval is obtained.
The Borrower’s obligations under the 2025 Credit Agreement are guaranteed by ChargePoint and the Subsidiary Guarantors. In addition, the 2025 Senior Loan is secured by (i) a first priority pledge of the equity securities of the Borrower and certain of its subsidiaries, subject to customary exceptions (including a 65% limitation on pledges of first-tier foreign subsidiary equity, except with respect to foreign subsidiaries in specified jurisdictions), and (ii) first priority security interests in substantially all current and after-acquired tangible and intangible personal property of the Credit Parties, including intellectual property, in each case, subject to customary exclusions, permitted liens and other agreed limitations.
The 2025 Credit Agreement permits the Borrower to make voluntary prepayments at its discretion. On or prior to the second anniversary of the closing date, voluntary principal payments in respect of the 2025 Senior Loan and mandatory principal payments in connection with any acceleration of the 2025 Senior Loan will be subject to a customary make-whole premium based on the yield on U.S. Treasury notes with a maturity closest to the second anniversary of the closing date plus 50 basis points. Thereafter, principal payments in respect of such 2025 Senior Loan will be subject to a premium equal to (x) 2.00% after the second anniversary of the closing date and on or prior to the third anniversary of the closing date and (y) 0.00% thereafter. Notwithstanding the foregoing in the event of a change of control (as such term is defined in the 2025 Credit Agreement), the agent and the lenders constituting the required lenders (as such term is defined in the 2025 Credit Agreement) may declare 100% of the principal of, and accrued and unpaid interest, if any, on, the 2025 Senior Loan to be due and payable immediately, together with an additional prepayment premium in an amount equal to (1) 3.00% on or prior to the second anniversary of the closing date, (2) 2.00% after the second anniversary of the closing date and on or prior to the third anniversary of the closing date and (3) 0.00% thereafter.
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
ChargePoint’s ability to satisfy and comply with these restrictive covenants may be impacted by events beyond its control and ChargePoint may be unable to do so. The 2025 Credit Agreement and related security agreements provide that ChargePoint’s breach or failure to satisfy certain covenants may constitute an event of default. Upon the occurrence of an event of default, the lenders under the 2025 Credit Agreement could elect to declare all amounts outstanding under the 2025 Credit Agreement to be immediately due and payable. In addition, the lenders, to whom the Credit Parties granted a security interest in substantially all of their respective assets, including their intellectual property, would have the right to proceed against such assets which were provided as collateral pursuant to the 2025 Credit Agreement and related security agreements. If any of the 2025 Senior Loan outstanding under the 2025 Credit Agreement was to be accelerated, ChargePoint may not have sufficient cash on hand or be able to generate sufficient cash to repay it, which may have an adverse effect on its business and operating results. Moreover, the 2025 Credit Agreement requires ChargePoint to dedicate a portion of its cash flow from operations to cash interest payments after the first four quarterly interest payments, thereby reducing the availability of ChargePoint’s cash to fund working capital, capital expenditures and other general corporate purposes; increasing ChargePoint’s vulnerability to adverse general economic, industry, or competitive developments or conditions; and limiting ChargePoint’s flexibility in planning for, or reacting to, changes in its business and the industry in which it operates or in pursuing its strategic objectives.
ChargePoint may need to raise additional funds to support its operations and these funds may not be available when needed or may not be available on terms that are favorable to ChargePoint.
ChargePoint may need to raise additional capital in the future to further scale its business, expand to additional markets or repay or refinance its existing indebtedness, including its 2025 Senior Loan or 2028 Convertible Notes. ChargePoint may raise additional funds

Table of Content
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
ChargePoint has never paid cash dividends on its capital stock and currently intends to retain any future earnings to fund the growth of its business. Any determination to pay dividends in the future will be at the discretion of ChargePoint’s board of directors (the “Board”) and will depend on financial condition, operating results, capital requirements, general business conditions and other factors that the Board may deem relevant. As a result, capital appreciation, if any, of Common Stock will be the sole source of gain for the foreseeable future.
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

Table of Content
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
•changes in capital structure, including future issuances of securities or the incurrence of debt; and
•general economic, political and market conditions, including those resulting from the ongoing conflict between Russia and Ukraine, ongoing conflicts in the Middle East involving the United States, Iran, Israel and other Gulf States, rising political tensions with China and increased trade restrictions by governmental and private entities; and
•failure to maintain compliance with the listing standards of the NYSE.
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
ChargePoint is currently, and may in the future become, the target of securities class actions or stockholder derivative claims. Securities-related class action litigation has often been brought against companies as the result of volatility experienced in the market price of their securities. This risk is especially relevant for ChargePoint as it experiences significant stock price volatility in connection with the expansion of the developing electric vehicle charging infrastructure market and introduction of new products. Volatility in ChargePoint’s stock price and other matters affecting ChargePoint’s business and operations has, and may in the future, subject ChargePoint to actual and threatened securities class actions or stockholder derivative claims. For example, on November 29, 2023, a class action lawsuit alleging violations of federal securities laws was filed against ChargePoint and certain of its former officers, and a second class action lawsuit was filed on January 22, 2024. In May 2024, the U.S. District Court for the Northern District of California consolidated the class actions into one action captioned Khan v. ChargePoint Holdings, Inc., et al. The operative complaint alleges that ChargePoint and certain of its former officers made materially false and misleading statements in violation of Section 10(b) and Rule 10(b)-5(b) of the Exchange Act regarding, (1) ChargePoint’s revenue; and (2) the value of ChargePoint’s inventory. The plaintiffs also allege that ChargePoint and certain of its former officers engaged in a scheme to prematurely recognize revenue in violation of Section 10(b) and Rules 10(b)-5(a) and (c) of the Exchange Act. Derivative actions have been filed in the U.S. District Court for the District of Delaware and the U.S. District Court for the Northern District of California against the Board and certain of its former officers, alleging that they breached their fiduciary duties to ChargePoint in connection with the same alleged events and alleged materially false and misleading statements asserted in the class action described above. In connection with the class action, ChargePoint could be forced to make significant payments to or other settlements with its stockholders and their lawyers that are outside of ChargePoint’s insurance coverage, and such payments or settlement arrangements could have a material adverse effect on ChargePoint’s business, operating results or financial condition. In addition, ChargePoint’s involvement in these matters, as well as any future litigation or other administrative proceedings could cause ChargePoint to incur substantial expenses and could significantly divert the time and attention of

Table of Content
ChargePoint’s management. Any public announcements related to litigation or administrative proceedings initiated or threatened against ChargePoint could cause its stock price to decline. See Note 7, Commitments and Contingencies in Part II, Item 8, “Financial Statements” of this Annual Report on Form 10-K, under “Legal Proceedings” for more information related to ChargePoint’s existing securities class action and stockholder derivative actions.
Servicing the 2025 Senior Loan and 2028 Convertible Note obligations will require a significant amount of cash.
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
The 2025 Senior Loan will bear interest at a fixed rate of 12.00% per annum, payable quarterly. For each of the first four quarterly interest payment dates, after November 14, 2025, the Borrower may elect to pay Interest Shares in shares of Common Stock of ChargePoint, valued based on the 30-day VWAP preceding the applicable interest payment date and the Borrower did elect to pay Interest Shares for the first quarterly interest payment. Issuance of Interest Shares is subject to a cap of 19.99% of the Company’s outstanding shares of Common Stock to comply with NYSE listing requirements, unless stockholder approval is obtained. After the first four quarterly interest payments, ChargePoint will pay cash interest on a quarterly basis on each of February 15, May 15, August 15 and November 15. Interest on the 2028 Convertible Notes is payable semi-annually in arrears on April 1 and October 1, and the 2028 Convertible Notes will mature on April 1, 2028, unless redeemed, repurchased or converted in accordance with their terms prior to such date. ChargePoint can elect to make any interest payment with respect to the 2028 Convertible Notes in cash or in kind through an increase in the principal amount of the 2028 Convertible Notes (PIK Interest) (or any combination thereof). To the extent ChargePoint elects PIK Interest, the 2028 Convertible Notes bear interest at a rate of 8.50% per annum, compared to 7.00% per annum to the extent paid in cash. For the interest periods from April 1, 2025 through October 1, 2025, ChargePoint elected the option of paying PIK Interest which increased the effective interest rate payable on the 2028 Convertible Notes, increased the capitalized principal amount of the 2028 Convertible Notes and may increase dilution to ChargePoint’s stockholders to the extent the 2028 Convertible Notes are converted into shares of Common Stock pursuant to their terms. See Note 6, Debt in Part II, Item 8, “Financial Statements” of this Annual Report on Form 10-K, under “2028 Convertible Notes” for more information related to ChargePoint’s election of PIK Interest payments.
If ChargePoint is unable to generate sufficient cash flow to pay the principal and/or interest on its indebtedness, ChargePoint’s flexibility in how it pays interest on the 2025 Senior Loan and 2028 Convertible Notes may be limited and it may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive, to pay its outstanding indebtedness. ChargePoint’s ability to refinance its indebtedness will depend on the capital markets and its financial condition at such time. For example, interest rate increases and/or other monetary policy changes could ultimately result in higher short-term and/or long-term interest rates and could otherwise impact the general availability of credit. Higher prevailing interest rates and/or a tightening supply of credit would adversely affect the terms upon which ChargePoint would be able to refinance its indebtedness, if at all. As a result, ChargePoint may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on its debt obligations.
In the event of a change of control (as such term is defined in the 2025 Credit Agreement) holders of the outstanding principal amount of the 2025 Senior Loan will have the right to repayment of the outstanding initial term loan and an additional prepayment premium equal to (i) 3% of the outstanding initial term loan amount if made on or prior to November 14, 2027, or (ii) 2% of the outstanding initial term loan amount if made after November 14, 2027 and prior to November 14, 2028, in each case plus any accrued and unpaid interest. In the event of a fundamental change or a change in control transaction (each such term as defined in the indenture governing the 2028 Convertible Notes), holders of the 2028 Convertible Notes will have the right to require ChargePoint to repurchase all or a portion of their 2028 Convertible Notes at a price equal to 100% of the capitalized principal amount of 2028 Convertible Notes, in the case of a fundamental change, or 125% of the capitalized principal amount of 2028 Convertible Notes, in the case of a change in control transaction, in each case plus any accrued and unpaid interest to, but excluding, the repurchase date.
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

Table of Content
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
ChargePoint expects that, under applicable accounting principles, the initial liability carrying amount of the $11.3 million aggregate principal amount of convertible notes originally issued by ChargePoint on April 1, 2022 (the “Original Convertible Notes”) will be the fair value of a similar debt instrument that does not have a conversion feature, valued using its cost of capital for straight, unconvertible debt. ChargePoint has reflected the difference between the net proceeds from the sale of the Original Convertible Notes and the initial carrying amount as a debt discount for accounting purposes, which is amortized into interest expense over the term of the Original Convertible Notes. The amendment of the indenture originally governing the Original Convertible Notes in October 2023 resulted in the Company utilizing modification accounting, which resulted in the increase in the fair value of the embedded conversion option feature to further reduce the carrying value of the 2028 Convertible Notes, as amended, resulting in an increase in debt issuance cost to be amortized to interest expense over the repayment period. As a result of this amortization, the interest expense to be recognized for the 2028 Convertible Notes for accounting purposes will be greater than the cash interest payments ChargePoint may pay on the 2028 Convertible Notes, were it to elect to pay interest in cash, which results in lower reported net income. The lower reported income (or higher net loss) resulting from this accounting treatment could depress the trading price of ChargePoint’s Common Stock and the 2028 Convertible Notes. In addition, under Accounting Standards Update 2020-06, Debt--Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging--Contracts in Entity’s Own Equity (Subtopic 815-40), diluted earnings per share is generally calculated assuming that all the 2028 Convertible Notes were converted solely into shares of Common Stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of this “if-converted” method may reduce ChargePoint’s reported diluted earnings per share.
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
On February 19, 2025, ChargePoint received a notification letter from the NYSE that it was not in compliance with the continued listing requirements of the NYSE because the average closing price of its Common Stock was less than $1.00 over a consecutive 30 trading-day period, which is the minimum price criteria required to maintain listing on the NYSE under Section 802.01C of the NYSE Listed Company Manual (the “Minimum Price Criteria”). On July 28, 2025, ChargePoint effected a 1-for-20 reverse stock split of its Common Stock (the “Reverse Stock Split”) and its shares began trading on a post-split basis on July 28, 2025. Subsequently, ChargePoint received notice from the NYSE that as of July 31, 2025, ChargePoint was no longer considered below the Minimum Price Criteria. While ChargePoint intends to maintain continued compliance with the Minimum Price Criteria and the other listing requirements of the NYSE, there is no guarantee that ChargePoint will be successful. Further, if ChargePoint fails to meet the Minimum Price Criteria, and (i) ChargePoint has effected a reverse stock split over the prior one-year period or (ii) has effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 200 shares or more to one, then ChargePoint will not be eligible for any cure period specified in Section 802.01C of the NYSE Listed Company Manual and the NYSE will immediately commence suspension and delisting procedures with respect to ChargePoint’s Common Stock in accordance with Section 804.00 of the NYSE Listed Company Manual. If, in the future, ChargePoint is unable to meet the Minimum Price Criteria or any other continued listing requirement of the NYSE, ChargePoint’s Common Stock could be delisted from the NYSE. If ChargePoint’s Common Stock were to be delisted, the liquidity of ChargePoint’s Common Stock would be adversely affected and the market price of its Common Stock could decrease. In addition, trading of ChargePoint’s Common Stock would likely be conducted on an over-the-counter market, such as those

Table of Content
maintained by OTC Markets Group. Such a downgrading in ChargePoint’s listing market could limit its ability to make a market in its Common Stock and could impact purchases or sales of its securities, and investors could find it more difficult to dispose of, or to obtain accurate quotations as to the price of, ChargePoint’s Common Stock. To relist shares of ChargePoint’s Common Stock on the NYSE, ChargePoint would also be required to meet the initial listing requirements for the NYSE, which are more stringent than the continued listing requirements.
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
In addition, the Reverse Stock Split reduced the number of outstanding shares of ChargePoint’s Common Stock without reducing the number of shares of available but unissued Common Stock, increasing the number of authorized but unissued shares of Common Stock. Therefore, the number of shares of ChargePoint’s Common Stock that are authorized and unissued has increased relative to the number of issued and outstanding shares of ChargePoint’s Common Stock following the Reverse Stock Split. The Board may authorize the issuance of the remaining authorized and unissued shares without further stockholder action for a variety of purposes, except as such stockholder approval may be required in particular cases by the Charter, applicable law or the rules of any stock exchange on which ChargePoint’s securities may then be listed. The issuance of additional shares would be dilutive to ChargePoint’s existing stockholders and may cause a decline in the trading price of ChargePoint’s Common Stock. The issuance of authorized but unissued shares of Common Stock could be used to deter a potential takeover of ChargePoint that may otherwise be beneficial to stockholders by diluting the shares held by a potential suitor or issuing shares to a stockholder that will vote in accordance with the Board’s desires. A takeover may be beneficial to independent stockholders because, among other reasons, a potential suitor may offer such stockholders a premium for their shares of stock compared to the then-existing market price. ChargePoint does not have any plans or proposals to adopt provisions or enter into agreements that may have material anti-takeover consequences.
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
The Charter requires, to the fullest extent permitted by law, that derivative actions brought on behalf of ChargePoint, actions against current or former directors, officers, stockholders or, subject to certain exceptions, employees for breach of fiduciary duty and

Table of Content
certain other actions may be brought in the Court of Chancery in the State of Delaware or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of capital stock of ChargePoint shall be deemed to have notice of and consented to the forum provisions in the certificate of incorporation. In addition, the Charter and A&R Bylaws provide that, unless ChargePoint consents in writing to another forum, the federal district courts of the United States shall, to the fullest extent of the law, be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act of 1933, as amended, or the Exchange Act.
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
As of January 31, 2026, warrants to purchase ChargePoint’s Common Stock were exercisable for 3,395,961 shares of Common Stock. Any shares of ChargePoint’s Common Stock issued upon exercise of warrants, including the 2025 Warrants, will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of ChargePoint’s Common Stock.
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
•Security Compliance – focuses on complying with applicable cybersecurity regulatory requirements and continuously monitoring the ChargePoint network environment to detect and mitigate non-compliance. ChargePoint engages external auditors and consultants to assess its information security management program as well as compliance with standards. As of January 2026, ChargePoint’s information security management programs have been certified as compliant with the ISO: 27001, SOC 2 Type 2, PCI DSS v4.0.1 standards and with the Federal Risk and Authorization Management Program (FedRAMP);

Table of Content
•End User Security Risks – focuses on building capabilities to detect, monitor and mitigate security risks that arise from negligence and malicious insider intent. In addition to securing endpoints and their access to ChargePoint’s network environment, ChargePoint implements an active cybersecurity training and awareness program for its workforce which includes cybersecurity and privacy awareness training for all employees during onboarding and then annually thereafter. Similarly, each employee that has access to ChargePoint’s payment processing information technology environment or dedicated federal cloud environment are provided specific PCI DSS and FedRAMP awareness training prior to being granted such access and annually thereafter. ChargePoint also conducts annual phishing tests and leverages internal public forums such as townhalls, slack channels, and email newsletters to provide guidance and keep employees updated on the latest cybersecurity threats, trends, and attacks;
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
Cybersecurity Leadership and Management
ChargePoint’s information security management programs are designed and implemented by its Chief Information Security Officer (CISO). ChargePoint’s management team, including its executive management and information technology (IT) management team, is responsible for assessing and managing its material risks from cybersecurity threats. The IT management team has primary responsibility for ChargePoint’s overall cybersecurity risk management program and supervises both its internal cybersecurity personnel and retained external cybersecurity consultants. ChargePoint’s IT management team has certifications from various organizations, such as CISSP (Certified Information Security Professional), CEH (Certified Ethical Hacker), CIPP (Certified Information Privacy Professional), CIPM (Certified Information Privacy Manager), OSCE (Offensive Security Certified Expert) and CISA (Certified Information Systems Auditor).
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
For further information regarding the risks to ChargePoint associated with cybersecurity incidents and other events, including information and security breaches, and how such risks may affect ChargePoint, see the Risk Factors in Part 1, Item 1A of this Annual

Table of Content
Report on Form 10-K entitled, “ChargePoint is highly reliant on its networked charging solution and information technology systems and data, and those of its service providers and component suppliers; any of these systems and data may be subject to cyber-attacks, service disruptions or other security incidents, which could result in data breaches, loss or interruption of services, intellectual property theft, claims, litigation, regulatory investigations, significant liability, reputational damage and other adverse consequences” and “Computer malware, viruses, ransomware, hacking, phishing attacks and similar disruptions could result in security and privacy breaches and interruption in service, which could harm ChargePoint’s business.” To date, ChargePoint has not identified any risks from a cybersecurity threat or incident, that the Company believes has, or is reasonably likely to, materially affect ChargePoint, its business strategy, results of operation or financial condition.
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
Number of Common Stockholders
As of March 19, 2026, there were approximately 272 holders of record of ChargePoint’s Common Stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Sales of Unregistered Equity Securities and Use of Proceeds

2025 Credit Agreement

On November 14, 2025, ChargePoint entered into a privately negotiated exchange agreement (the “Exchange Agreement”) with certain holders of its outstanding 2028 Convertible Notes (the “Exchanging Holders”). Pursuant to the Exchange Agreement, the Exchanging Holders exchanged $328.6 million in capitalized principal amount of the 2028 Convertible Notes for the following consideration: (i) $186.5 million in aggregate principal amount under a new Credit and Security Agreement (the “2025 Credit Agreement” and such principal amount the “2025 Senior Loan”), (ii) $25.0 million in cash, and (iii) warrants to purchase up to 1,671,000 shares of ChargePoint’s Common Stock at an exercise price of $25.00 per share (the “2025 Warrants”). ChargePoint did not receive any proceeds in connection with the Exchange Agreement. ChargePoint issued the 2025 Warrants and Interest Shares (as defined below) in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

2025 Senior Loan Interest Shares

During the quarter ended January 31, 2026, pursuant to the terms of the 2025 Credit Agreement, ChargePoint issued 193,210 shares of ChargePoint’s Common Stock (the “Interest Shares”) to the holders of the 2025 Senior Loan in lieu of paying cash interest. ChargePoint issued the Interest Shares in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. ChargePoint received no proceeds in connection with the issuance of the Interest Shares. See Note 6, Debt in Part II, Item 8, “Financial Statements” of this Annual Report on Form 10-K, for more information related to the Interest Shares.
Stock Performance
The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of ChargePoint Holdings, Inc.'s other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent ChargePoint specifically incorporates it by reference into such filing.
The graph below matches ChargePoint Holdings, Inc.'s cumulative total shareholder return on Common Stock with the cumulative total returns of the S&P Midcap 400 index, the S&P Application Software index, and the S&P 500 Technology Hardware, Storage & Peripherals index. The graph tracks the performance of a $100 investment in ChargePoint's Common Stock and in each index (with the reinvestment of all dividends) from January 31, 2021 to January 31, 2026.

Table of Content

The stock price performance included in this graph is not necessarily indicative of future price performance.

Company/Index	January 31, 2021	January 31, 2022	January 31, 2023	January 31, 2024	January 31, 2025	January 31, 2026
ChargePoint Holdings, Inc.	$100.00	$36.39	$31.90	$4.99	$2.53	$0.79
S&P Midcap 400	$100.00	$114.05	$116.72	$122.29	$147.21	$158.56
S&P Application Software	$100.00	$112.53	$89.04	$136.57	$148.89	$128.98
S&P 500 Technology Hardware, Storage & Peripherals	$100.00	$133.59	$110.90	$141.95	$179.24	$205.84
Item 6. [Reserved.]
Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis provides information which ChargePoint’s management believes is relevant to an assessment and understanding of ChargePoint’s consolidated results of operations and financial condition. ChargePoint’s fiscal year ends on January 31. References to fiscal years 2026, 2025, and 2024, relate to the fiscal years ended January 31, 2026, January 31, 2025, and January 31, 2024, respectively. This section of this Form 10-K discusses fiscal year 2026 and 2025 items and year-to-year comparisons between fiscal year 2026 and 2025. Discussions of fiscal year 2024 items and year-over-year comparisons between fiscal year 2025 and fiscal year 2024 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K filed on March 28, 2025. The discussion should be read together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. ChargePoint’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” included under Part I, Item 1A.
Overview
ChargePoint designs, develops and markets networked electric vehicle (“EV”) charging system infrastructure (“Networked Charging Systems”) connected through cloud-based services (the “ChargePoint Platform”) which (i) enable charging systems owners, charge point operators (“CPOs”) or hosts, to manage their Networked Charging Systems, and (ii) enable drivers to locate, reserve and

Table of Content
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
Since its inception in 2007, ChargePoint has been engaged in developing and marketing its Networked Charging Systems, subscriptions and other offerings, raising capital and recruiting personnel. ChargePoint has incurred net operating losses and negative cash flows from operations in every year since its inception. As of January 31, 2026 and 2025, ChargePoint had an accumulated deficit of $2,111.6 million and $1,891.4 million, respectively. The Company’s principal sources of liquidity are its cash and cash equivalents, cash generated from sales to customers, debt financing (as described in Note 6, Debt), and sales of Common Stock under the 2022 and 2025 ATM Facility (as defined in Note 8, Common Stock).
Key Factors Affecting Operating Results
ChargePoint believes its performance and future success depend on several factors that present significant opportunities for it but also pose risks and challenges, including those discussed below:
Growth in EV Adoption
ChargePoint believes its revenue growth is tied to the number of passenger and commercial EVs sold, which it believes drives the demand for EV charging infrastructure. The market for EVs is still rapidly evolving and although demand for EVs has grown in recent years, the rate of EV sales is highly volatile and there is no guarantee of future demand for EV sales, especially in the markets ChargePoint primarily services, such as North America and Europe. Factors impacting the adoption of EVs include but are not limited to perceptions about EV features, quality, safety, performance and cost; perceptions about the limited range over which EVs may be driven on a single battery charge; volatility in the cost of oil and gasoline (including as a result of ongoing conflicts in the Middle East involving the United States, Iran, Israel and other Gulf States); availability of services for EVs; consumers’ perception about the convenience, reliability and cost of charging EVs; and increases in fuel efficiency of internal combustion engine vehicles. Further, numerous EV auto manufacturers have announced delays in or modified their previously announced plans to migrate their manufacturing production to be solely or primarily EVs. For example, the North American EV market has recently suffered a substantial decline in the sale of new EVs since the termination of the $7,500 U.S. federal tax credit in September 2025, resulting in quarterly declines of new EVs sold as compared to the same quarters in the prior year. If the market for EVs does not develop as expected, if there is any slow-down or delay in overall EV adoption, or if auto manufacturers delay their EV manufacturing rates or eliminate their plans to transition to predominately EV manufacturing, the rate of EV adoption may be adversely affected and the market for EV charging may not develop as a result and ChargePoint’s financial condition and results of operations could be materially and adversely impacted.
Macroeconomic Trends
ChargePoint has an international presence and as a result is subject to risks and uncertainties caused by significant events with macroeconomic impacts, including, but not limited to geopolitical events, such as the ongoing Russia-Ukraine conflict, conflicts in the Middle East involving the United States, Iran, Israel and other Gulf States, rising political tensions with China, fluctuations in inflation and interest rates, monetary policy changes, financial services sector instability, recessions, global pandemics and foreign currency fluctuations.
In February 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. Following the Supreme Court’s decision, the U.S. federal government announced its intention to implement new tariffs and surcharges of up to 15% on imports from many of the same countries previously subject to IEEPA under separate authority, including Section 122 of the Trade Act of 1974. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs and surcharges, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on ChargePoint’s business. ChargePoint continues to monitor and evaluate these

Table of Content
developments and assess their potential impact on ChargePoint’s business, financial condition, and results of operations. Trade restrictions and increased tariffs between the United States and countries like China, Mexico and Canada may result in adverse economic conditions, increase the costs of goods sold and result in a recession or the threat of a recession.
In addition, the United States automotive manufacture industry is particularly sensitive to the impact of disruptions in supply chains as the result of geopolitical conflicts and tariffs on the increased costs of manufacturing and selling vehicles, which may result in substantial increases to the cost of vehicles to consumers, including EVs. Because ChargePoint is substantially reliant on the increased adoption and sales of new EVs, if there is any downturn in the sales of EVs or consumers reduce their purchases of new EVs, either because the vehicles are more expensive or as the result of a general downturn in the overall economy as the result of the conflicts in the Middle East and additional tariffs, ChargePoint’s customers may reduce their need for EV infrastructure development and ChargePoint’s business, financial results and results of operations may be harmed.
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
Competition
ChargePoint is currently a market leader in North America in commercial Level 2 Alternating Current (“AC”) charging. ChargePoint also offers AC chargers for use at home and for fleet applications, and high-power Level 3 Direct Current (“DC”) chargers for fast urban charging, corridor or long-trip charging and fleet applications. ChargePoint intends to expand its market share over time in its product categories, leveraging the network effect of its products and ChargePoint Platform. Existing competitors may expand their product offerings and sales strategies, and new competitors may enter the market. Historically, ChargePoint has sold its Networked Charging Systems and charger management system (“CMS” or “CMS Services”) as an integrated “full-stack” offering, providing its customers with a sole-source solution for their EV charging needs, especially in the United States. At times, customers seek to disaggregate their networked charging solutions and to implement independent hardware and charging management software solutions, particularly for national or global commercial retailers and large fleet operators. While ChargePoint enables Networked Charging System owners to choose ChargePoint’s CMS Services and select their choice of third-party hardware, there is no guarantee that this distributed sales model will be successful. If ChargePoint’s market share decreases due to increased competition, or if ChargePoint is unable to compete with a disaggregated EV charging solutions sales model, its financial condition and results of operations may be materially and adversely impacted. Furthermore, ChargePoint’s success could be negatively impacted if consumers and businesses choose other types of alternative fuel vehicles or high fuel-economy gasoline powered vehicles.
Impact of New Product Releases and Investments in Growth
As ChargePoint introduces new products its gross margins may be initially negatively impacted by launch costs and lower sales volumes until it achieves targeted cost reductions. Cost reductions may not occur on the timeline ChargePoint expects due to a number of factors, including but not limited to failure to meet its own estimates, unanticipated supply chain difficulties, government mandates or certification requirements. In recent quarters, ChargePoint has maintained elevated levels of inventory, and ChargePoint is also preparing for the introduction of its next generation AC and DC Networked Charging System models, which increases the complexity of inventory management and heightens the risk that certain existing products or components may become excess, obsolete, or subject to inventory write‑downs. In addition, ChargePoint may accelerate its expenditures where it sees growth opportunities, which may negatively impact gross margin until upfront costs and inefficiencies are absorbed and normalized operations are achieved. Further, ChargePoint has historically invested in prioritizing an assurance of supply of its products and new customer acquisition, which puts pressure on gross margins and increases operating expenses. ChargePoint also continuously evaluates and may adjust its expenditures, such as new product introduction costs, based on its launch plans for new products, as well as other factors including the pace and prioritization of current projects under development and the addition of new projects. As ChargePoint attains higher revenue, it expects operating expenses as a percentage of total revenue to decrease as it scales and focuses on increasing operational efficiency and process automation.
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

Table of Content
uncertainty and if adopted and implemented may have a material adverse impact on the EV market, which benefits from these financial incentives to significantly lower the effective price of EVs and EV charging stations to customers.
For example, the Infrastructure Investment and Jobs Act signed into law on November 15, 2021 provided additional funding for EVs and EV charging infrastructure through the creation of new programs and grants and the expansion of existing programs, including the $7.5 billion National Electric Vehicle Infrastructure (“NEVI”) Program for EV charging along highway corridors. On August 11, 2025, the Federal Highway Administration (“FHWA”) issued new guidance, updating prior guidance which previously froze federal funds tied to NEVI and directed states to file updated implementation plans within 30 days. FHWA has since approved the state plans and states are moving forward with their NEVI programs. Separately, the One Big Beautiful Bill Act (“OBBBA”) was signed into law on July 4, 2025, which set new end dates for the EV charging infrastructure tax credits previously made available under Section 30C and Section 30D of the Internal Revenue Code of 1986, as amended. In particular, the OBBBA terminated the $7,500 new clean vehicle tax credit for all new EVs sold after September 30, 2025. This and any other reduction in rebates, tax credits or other financial incentives for EVs or EV charging stations could materially reduce the demand for EVs and ChargePoint’s solutions and, as a result, may adversely impact ChargePoint’s business and expansion potential.
Results of Operations and Its Components
Financial results for the year ended January 31, 2026 in this report differ from those included in our earnings release issued on March 4, 2026 in that Debt, current was overstated by $1.9 million and Debt, noncurrent was understated by the same amount in the Preliminary Condensed Consolidated Balance Sheet as of January 31, 2026 that we identified subsequent to the issuance of our earnings release. For more information related to the 2025 Senior Loan, refer to Note 6, Debt, in the notes to the consolidated financial statements included in this Annual Report.
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

Table of Content

	For the Year Ended January 31,			Change
	2026	2025	2024	2026 vs 2025		2025 vs 2024
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Networked Charging Systems	$216,514	$234,802	$360,822	$(18,288)	(7.8)%	$(126,020)	(34.9)%
Percentage of total revenue	52.7%	56.3%	71.2%
Networked Charging Systems revenue decreased for the fiscal year ended January 31, 2026 compared to the fiscal year ended January 31, 2025, primarily due to lower volume of Networked Charging Systems delivered across ChargePoint’s major product families.

	For the Year Ended January 31,			Change
	2026	2025	2024	2026 vs 2025		2025 vs 2024
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Subscriptions	$162,387	$144,325	$120,445	$18,062	12.5%	$23,880	19.8%
Percentage of total revenue	39.5%	34.6%	23.8%
Subscriptions revenue increased for the fiscal year ended January 31, 2026 compared to fiscal year ended January 31, 2025 primarily due to the growth in the number of ChargePoint Platform subscriptions and Assure subscriptions for Networked Charging Systems connected to ChargePoint’s network.

	For the Year Ended January 31,			Change
	2026	2025	2024	2026 vs 2025		2025 vs 2024
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Other revenue	$32,323	$37,956	$25,372	$(5,633)	(14.8)%	$12,584	49.6%
Percentage of total revenue	7.9%	9.1%	5.0%
Other revenue decreased for the fiscal year ended January 31, 2026 compared to fiscal year ended January 31, 2025 primarily due to one-time service revenues, lower collections on driver charging sessions due to unpaid charging sessions and fraudulent activities related to charging payment services. .
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

Table of Content

	For the Year Ended January 31,			Change
	2026	2025	2024	2026 vs 2025		2025 vs 2024
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Cost of Networked Charging Systems revenue	$199,668	$223,351	$386,149	$(23,683)	(10.6)%	$(162,798)	(42.2)%
Percentage of total revenue	48.6%	53.6%	76.2%
Cost of Networked Charging Systems revenue decreased during the fiscal year ended January 31, 2026 compared to fiscal year ended January 31, 2025 primarily due to a year-over-year decline in the number of Networked Charging Systems delivered.

	For the Year Ended January 31,			Change
	2026	2025	2024	2026 vs 2025		2025 vs 2024
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Cost of Subscriptions revenue	$61,875	$71,218	$73,595	$(9,343)	(13.1)%	$(2,377)	(3.2)%
Percentage of total revenue	15.0%	17.1%	14.5%
Cost of subscriptions revenue decreased for the fiscal year ended January 31, 2026 compared to fiscal year ended January 31, 2025 primarily due to a decrease in Assure related hardware costs.

	For the Year Ended January 31,			Change
	2026	2025	2024	2026 vs 2025		2025 vs 2024
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Cost of Other Revenue	$24,079	$21,833	$16,777	$2,246	10.3%	$5,056	30.1%
Percentage of total revenue	5.9%	5.2%	3.3%
Cost of other revenue increased for the fiscal year ended January 31, 2026 compared to fiscal year ended January 31, 2025 primarily due to higher driver-related processing costs on Networked Charging Systems.
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
In the long term, improvements in ChargePoint’s gross profit and gross margin will depend on its ability to continue to optimize its operations, inventory and supply chain as it increases its revenue. However, at least in the short term, as the product mix continues to vary and as ChargePoint continues to align inventory supply with demand and optimize for customer acquisition, launches new Networked Charging Systems products, grows its presence in Europe where it has not yet achieved economies of scale, and expands its solutions for its fleet customers, gross margin will vary from period to period.

	For the Year Ended January 31,			Change
	2026	2025	2024	2026 vs 2025		2025 vs 2024
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Gross Profit	$125,602	$100,681	$30,118	$24,921	24.8%	$70,563	234.3%
Gross Margin	30.5%	24.1%	5.9%
Gross profit and gross margin increased for the fiscal year ended January 31, 2026 compared to fiscal year ended January 31, 2025 primarily due to an increase in subscription revenue growth as a percentage of total revenue and improvement in subscription margins.

Table of Content
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

	For the Year Ended January 31,			Change
	2026	2025	2024	2026 vs 2025		2025 vs 2024
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Research and Development Expenses	$139,272	$141,276	$220,781	$(2,004)	(1.4)%	$(79,505)	(36.0)%
Percentage of total revenue	33.9%	33.9%	43.6%
Research and development expenses decreased during the fiscal year ended January 31, 2026 compared to fiscal year ended January 31, 2025 primarily due to a $5.1 million decrease in payroll related expenses and a $5.9 million decrease in stock-based compensation expenses, offset by a $7.3 million increase in engineering materials and services costs, and a $2.1 million increase in consulting expenses.
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

	For the Year Ended January 31,			Change
	2026	2025	2024	2026 vs 2025		2025 vs 2024
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Sales and marketing expenses	$100,720	$130,890	$150,186	$(30,170)	(23.0)%	$(19,296)	(12.8)%
Percentage of total revenue	24.5%	31.4%	29.6%
Sales and marketing expenses decreased during the fiscal year ended January 31, 2026 compared to fiscal year ended January 31, 2025 primarily due to a decrease in payroll related expenses of $17.0 million, decrease in stock-based compensation expenses of $4.8 million, and a decrease in other marketing related expenses of $8.4 million.
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
ChargePoint expects its general and administrative expenses to decrease as a percentage of revenue as it continues to optimize its operations.

	For the Year Ended January 31,			Change
	2026	2025	2024	2026 vs 2025		2025 vs 2024
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
General and administrative expenses	$95,748	$81,514	$109,102	$14,234	17.5%	$(27,588)	(25.3)%
Percentage of total revenue	23.3%	19.5%	21.5%
General and administrative expenses increased during the fiscal year ended January 31, 2026 compared to fiscal year ended January 31, 2025, primarily due to an increase in non-recurring transactions relating to mainly litigation and settlement costs of $13.6

Table of Content
million and increase in facilities related and other expenses of $3.1 million, offset by a decrease in payroll related expenses of $2.4 million.

Gain on Debt Exchange

	For the Year Ended January 31,			Change
	2026	2025	2024	2026 vs 2025		2025 vs 2024
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Gain on debt exchange	$11,223	$—	$—	$11,223	n.m.*	$—	n.m.*
Percentage of total revenue	2.7%	—%	—%
* not meaningful

ChargePoint recognized a gain on debt exchange of $11.2 million during the year ended January 31, 2026, representing the gain resulting from the Exchange Transaction (as described below). See Note 6. Debt in Part II, Item 8 in the notes to consolidated financial statements included in this Annual Report.

Interest Income
Interest income consists primarily of interest earned on ChargePoint’s cash, cash equivalents and short-term investments.

	For the Year Ended January 31,			Change
	2026	2025	2024	2026 vs 2025		2025 vs 2024
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Interest income	$4,488	$8,347	$9,603	$(3,859)	(46.2)%	$(1,256)	(13.1)%
Percentage of total revenue	1.1%	2.0%	1.9%
Interest income decreased $3.9 million during fiscal year ended January 31, 2026 compared to fiscal year ended January 31, 2025, primarily due to lower balances of interest-bearing investments.
Interest Expense
Interest expense consists primarily of the interest on ChargePoint’s 2028 Convertible Notes that were originally issued in April 2022, and amended in October 2023, which are described more completely below in Liquidity and Capital Resources.

	For the Year Ended January 31,			Change
	2026	2025	2024	2026 vs 2025		2025 vs 2024
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Interest expense	$(23,860)	$(24,653)	$(16,273)	$793	(3.2)%	$(8,380)	51.5%
Percentage of total revenue	(5.8)%	(5.9)%	(3.2)%
Interest expense decreased during the fiscal year ended January 31, 2026 compared to fiscal year ended January 31, 2025 primarily due to a decrease in outstanding debt as a result of the debt Exchange Transaction. For more information, see Note 6, Debt, in Part II, Item 8 in the notes to consolidated financial statements included in this Annual Report.
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign currency transaction gains and losses.

	For the Year Ended January 31,			Change
	2026	2025	2024	2026 to 2025		2025 to 2024
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Other income (expense), net	$2,138	$(3,389)	$(1,009)	$5,527	n.m.*	$(2,380)	n.m.*
Percentage of total revenue	0.5%	(0.8)%	(0.2)%
* not meaningful

Table of Content
Other income, net increased during the fiscal year ended January 31, 2026 as compared to the fiscal year ended January 31, 2025 due to favorable changes in foreign exchange rates.
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

	For the Year Ended January 31,			Change
	2026	2025	2024	2026 to 2025		2025 to 2024
	(dollar amounts in thousands, except percentages)			Change ($)	Change (%)	Change ($)	Change (%)
Provision for (benefit from) income taxes	$4,048	$4,372	$(21)	$(324)	n.m.*	$4,393	n.m.*
Percentage of loss before provision for income taxes	(1.9)%	(1.6)%	—%
* not meaningful

The provision for income taxes did not materially fluctuate during the fiscal year ended January 31, 2026 as compared to fiscal year ended January 31, 2025.
Liquidity and Capital Resources
Sources of Liquidity
ChargePoint’s primary sources of liquidity are its cash and cash equivalents, cash generated from sales to customers, and debt financing.
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
As of January 31, 2026 and 2025, ChargePoint had cash and cash equivalents and restricted cash of $142.0 million and $225.0 million, respectively. ChargePoint believes that its cash on hand and cash generated from sales to customers will satisfy its working capital and capital requirements for at least the next twelve months.
2025 Credit Agreement
On November 14, 2025, ChargePoint entered into a privately negotiated exchange agreement (the “Exchange Agreement”) with certain holders (the “Exchanging Holders”) of its outstanding 2028 Convertible Notes. Pursuant to the Exchange Agreement, the Company exchanged $328.6 million of aggregate capitalized principal amount of the 2028 Convertible Notes for the following consideration (the “Exchange Transaction”): (i) $186.5 million in aggregate principal amount under a new Credit and Security Agreement (the “2025 Credit Agreement”), (ii) $25.0 million in cash, and (iii) warrants to purchase up to 1,671,000 shares of ChargePoint’s common stock at an exercise price of $25.00 per share (the “2025 Warrants”). ChargePoint did not receive any cash proceeds from the Exchange Transaction. Following the consummation of the Exchange Transaction, $11.3 million in capitalized principal amount of 2028 Convertible Notes remains outstanding. The Exchange Agreement contains customary representations, warranties and covenants of ChargePoint and the Exchanging Holders. For more information about the Exchange Transaction see Note 6, Debt in Part II, Item 8, in the notes to the consolidated financial statements in this Annual Report.
2027 Revolving Credit Facility
On July 27, 2023, the Company entered into a revolving credit agreement by and among the Company, ChargePoint, Inc. (the “Borrower”), certain subsidiaries of the Borrower as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto which provided for a senior secured revolving credit facility in an initial aggregate principal amount of up to $150.0 million, with a maturity date of January 1, 2027 (the “2027 Revolving Credit Facility”). As of the closing of the 2025 Credit Agreement, ChargePoint had no borrowings outstanding under the 2027 Revolving Credit Facility, and in connection with the consummation of the 2025 Credit Agreement, ChargePoint terminated the 2027 Revolving Credit Facility. For more information about the 2027 Revolving Credit Facility see Note 6, Debt in Part II, Item 8, in the notes to the consolidated financial statements in this Annual Report.

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
Prior to the Notes Amendment, the Original Convertible Notes bore interest at 3.50% per annum, to the extent paid in cash (“Cash Interest”), which was payable semi-annually in arrears on April 1st and October 1st of each year or 5.00% per annum through the issuance of additional Original Convertible Notes. The 2028 Convertible Notes bear Cash Interest at 7.00% per annum or 8.50% per annum through the issuance of additional 2028 Convertible Notes (“PIK Interest”). The 2028 Convertible Notes are convertible, based on the applicable conversion rate, into cash, shares of ChargePoint’s Common Stock or a combination thereof, at ChargePoint’s election. The conversion rate of the 2028 Convertible Notes is 4.1667 shares of Common Stock per $1,000 principal amount, which is equivalent to a conversion price of approximately $240.00 per share of Common Stock.
On November 14, 2025, ChargePoint entered into the Exchange Agreement. Following the consummation of the Exchange Transaction, $11.3 million in capitalized principal amount of 2028 Convertible Notes remains outstanding. For more information about the Exchange Transaction see Note 6, Debt in Part II, Item 8, in the notes to the consolidated financial statements in this Annual Report.
Shelf Registrations and ATM Facilities
On July 1, 2022, ChargePoint filed a registration statement on Form S-3 (File No. 333-265986) with the SEC (that was declared effective by the SEC on July 12, 2022), which permitted ChargePoint to offer up to $1.0 billion of shares of Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time (the “2022 Shelf Registration Statement”). As part of the 2022 Shelf Registration Statement, ChargePoint filed a prospectus supplement registering for sale from time to time up to $500.0 million shares of Common Stock pursuant to a sales agreement (the “2022 ATM Facility”). During the twelve months ended January 31, 2026, there were no sales of the Company’s Common Stock pursuant to the 2022 ATM Facility. On July 11, 2025, ChargePoint terminated the 2022 ATM Facility, effective immediately. The 2022 Shelf Registration Statement expired on July 12, 2025.
On September 8, 2025, ChargePoint filed a registration statement on Form S-3 (File No. 333-290113) with the SEC (which was amended on December 5, 2025 and was declared effective by the SEC on December 8, 2025), which permits ChargePoint to offer up to $400.0 million of shares of Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time (the “2025 Shelf Registration Statement”). The 2025 Shelf Registration Statement includes a sales agreement prospectus pursuant to which ChargePoint may, from time to time, offer and sell up to $150.0 million shares of Common Stock pursuant to a new “at-the-market” sales agreement (the “2025 ATM Facility”). During the twelve months ended January 31, 2026, there were no material sales of the Company’s Common Stock pursuant to the 2025 ATM Facility.
Long-Term Liquidity Requirements
ChargePoint has incurred net losses and negative cash flows from operations since inception. Until ChargePoint can generate sufficient revenue to cover its cost of sales, operating expenses, working capital and capital expenditures, it expects to primarily fund cash needs through a combination of equity and debt financing. ChargePoint may borrow funds on terms that may include restrictive covenants, such as the restrictive covenants included in the 2025 Credit Agreement, including covenants that restrict the operation of its business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets.
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

Table of Content
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
Cash Flows
For the Fiscal Years Ended January 31, 2026, 2025 and 2024
The following table sets forth a summary of ChargePoint’s cash flows for the periods indicated:

	Year Ended January 31,
	2026	2025	2024
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(62,835)	$(146,947)	$(328,941)
Investing activities	(4,165)	(12,073)	85,576
Financing activities	(20,003)	28,538	306,524
Effects of exchange rates on cash, cash equivalents, and restricted cash	3,996	(2,357)	89
Net increase (decrease) in cash, cash equivalents and restricted cash	$(83,007)	$(132,839)	$63,248
Net Cash Used in Operating Activities
During the year ended January 31, 2026, net cash used in operating activities was $62.8 million, consisting primarily of a net loss of $220.2 million, adjusted for a net cash inflow of $48.4 million from changes in operating assets and liabilities and non-cash charges of $108.9 million. The non-cash charges consisted primarily of $64.7 million of stock-based compensation expense, $30.4 million of depreciation and amortization expenses, and amortization of deferred contract acquisition costs, $5.2 million of reserves and other costs, $3.6 million of non-cash operating lease costs, and $20.1 million non-cash interest expenses, offset by $11.2 million gain on debt exchange and $3.7 million foreign currency transaction gain. The change in operating assets and liabilities was mainly driven by an increase in accounts payable, operating lease liabilities and accrued and other liabilities of $7.9 million, a decrease in accounts receivable, net, of $12.9 million, a decrease in prepaid expenses and other assets of $13.1 million, an increase in deferred revenue of $7.4 million, and a decrease in inventory of $7.2 million.
During the year ended January 31, 2025, net cash used in operating activities was $146.9 million, consisting primarily of a net loss of $277.1 million, and a decrease in net operating assets of $20.1 million, partially offset by non-cash charges of $150.2 million. The non-cash charges consisted primarily of $75.7 million of stock-based compensation expense, $32.4 million of depreciation and amortization expenses, and amortization of deferred contract acquisition costs, $26.9 million of reserves and other costs, $9.1 million non-cash interest expenses, $3.5 million of non-cash operating lease costs, and foreign currency transaction loss of $2.6 million. The change in operating assets and liabilities was mainly driven by a decrease in accounts payable, operating lease liabilities and accrued and other liabilities of $31.9 million and an increase in inventory of $17.0 million, partially offset by a decrease in accounts receivable, net, of $17.4 million, an increase in deferred revenue of $9.2 million and a decrease in prepaid expenses and other assets of $2.3 million.
Net Cash Used In Investing Activities
During the year ended January 31, 2026, net cash used in investing activities was $4.2 million due to purchases of property and equipment.
During the year ended January 31, 2025, net cash used in investing activities was $12.1 million due to purchases of property and equipment.
Net Cash (Used In) Provided by Financing Activities
During the year ended January 31, 2026, net cash used in financing activities was $20.0 million, consisting of repayment of borrowings of $39.7 million and $4.6 million of debt issuance costs relating to the 2025 Senior Loan, partially offset by change in driver funds and amounts due to customers of $22.5 million and proceeds from the issuance of Common Stock under employee equity plans, net of tax withholdings, of $1.9 million.

Table of Content
During the year ended January 31, 2025, net cash provided by financing activities was $28.5 million, consisting of proceeds from the sale of Common Stock under the 2022 ATM Facility, net of commission and fees, of $10.2 million, change in driver funds and amounts due to customers of $7.8 million, and proceeds from the issuance of Common Stock under employee equity plans, net of tax withholdings, of $10.5 million.
Off-Balance Sheet Arrangements
ChargePoint is not a party to any off-balance sheet arrangements.
Contractual Obligations and Commitments
ChargePoint’s material cash requirements include the following contractual obligations and commitments as of January 31, 2026. For more information regarding ChargePoint’s other contractual obligations, refer to Note 7, Commitments and Contingencies, Part II, Item 8, in the notes to the consolidated financial statements included elsewhere in this Annual Report.
Operating Lease Obligations
ChargePoint has operating lease obligations for office spaces and data centers. As of January 31, 2026, ChargePoint had lease payment obligations of $17.6 million, with $5.8 million payable within twelve months.
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
While ChargePoint’s significant accounting policies are described in more detail in Note 2, Summary of Significant Accounting Policies, in Part II, Item 8 in the consolidated financial statements included in this Annual Report, it believes the following accounting policies and estimates to be most critical to the preparation of its consolidated financial statements.
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

Table of Content
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

Table of Content
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
ChargePoint is exposed to market risk for changes in interest rates. ChargePoint had cash and cash equivalents and restricted cash totaling $142.0 million as of January 31, 2026. Cash equivalents are invested primarily in money market funds. ChargePoint’s investment policy is focused on the preservation of capital and supporting its liquidity needs. Under the policy, ChargePoint historically invests in highly rated securities, issued by the U.S. government, and short duration or liquid money market funds. ChargePoint does not invest in financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments. ChargePoint utilizes external investment managers who adhere to the guidelines of its investment policy.
A hypothetical 10% change in interest rates would not have a material impact on the value of ChargePoint’s cash, cash equivalents and short-term investments. There was no material change in ChargePoint’s interest rate risk during fiscal year ended January 31, 2026 compared to fiscal year ended January 31, 2025.
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
Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies can impact ChargePoint’s net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 10% would not result in a material foreign currency loss on foreign-denominated balances, as of January 31, 2026. There was no material change in ChargePoint’s foreign currency risk during fiscal year ended January 31, 2026 compared to fiscal year ended January 31, 2025.
At this time, ChargePoint does not enter into financial instruments to hedge its foreign currency exchange risk, but it may in the future.

Table of Content
Item 8. Financial Statements and Supplementary Data

Table of Content
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ChargePoint Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of ChargePoint Holdings, Inc. and its subsidiaries (the “Company”) as of January 31, 2026 and 2025, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended January 31, 2026, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Revenue Recognition – Networked Charging Systems and Subscriptions

Table of Content

As described in Note 2 to the consolidated financial statements, the Company’s contracts with customers include promises to transfer multiple products and services, such as Networked Charging Systems, software subscriptions, and extended maintenance. The Company’s revenue from Networked Charging Systems and subscriptions was $216.5 million and $162.4 million for the year ended January 31, 2026, respectively. Management recognizes revenue from sales of Networked Charging Systems upon shipment to distributors, resellers or direct sales customers as these customers obtain title and control over these products. Subscriptions revenue is recognized over time on a straight-line basis as the Company has a stand-ready obligation to deliver such services to the customer. When agreements involve multiple distinct performance obligations, the transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Management determines standalone selling price based on observable standalone selling price when it is available, as well as the price charged to customers, its discounting practices and its overall pricing objectives. In situations where pricing is highly variable, or a product is never sold on a stand-alone basis, management estimates the standalone selling price using the residual approach.

The principal consideration for our determination that performing procedures relating to Networked Charging Systems and subscriptions revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition for Networked Charging Systems revenue and subscriptions revenue.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over (i) the recognition of Networked Charging Systems and subscriptions revenue once the performance obligation has been satisfied and (ii) the estimation of standalone selling prices. These procedures also included, among others, (i) testing revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as purchase orders, invoices, subsequent cash receipts, and proof of shipment; (ii) confirming a sample of outstanding customer invoice balances as of January 31, 2026 and, for confirmations not returned, obtaining and inspecting source documents, such as purchase orders, invoices, subsequent cash receipts, and proof of shipment; (iii) for a sample of Networked Charging Systems revenue transactions before January 31, 2026, testing when control of the Networked Charging Systems was transferred to the customer by obtaining and inspecting source documents, such as purchase order and proof of shipment; (iv) testing the relative allocation of the transaction price to individual performance obligation based on the standalone selling price for a sample of contracts; and (v) evaluating management’s estimates of the standalone selling price. Evaluating management’s estimates of standalone selling price included (i) testing management’s process for estimating the standalone selling price; (ii) evaluating the appropriateness of the observable standalone selling price and residual approach used by management; and (iii) testing the completeness and accuracy of underlying data used in the observable standalone selling price and residual approach.

/s/ PricewaterhouseCoopers LLP
San Jose, California
April 2, 2026
We have served as the Company’s auditor since 2016.

Table of Content
ChargePoint Holdings, Inc.
Consolidated Balance Sheets
January 31, 2026 and 2025
(in thousands, except share and per share data)

	January 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$141,564	$224,571
Restricted cash	400	400
Accounts receivable, net of allowance of $16,000 as of January 31, 2026 and $20,100 as of January 31, 2025	86,132	95,906
Inventories	214,903	209,262
Prepaid expenses and other current assets	19,028	36,435
Total current assets	462,027	566,574
Property and equipment, net	24,665	35,361
Intangible assets, net	60,534	66,175
Operating lease right-of-use assets	11,450	14,680
Goodwill	227,938	207,540
Other assets	5,631	7,845
Total assets	$792,245	$898,175
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$90,094	$64,050
Accrued and other current liabilities	141,723	124,679
Deferred revenue	119,381	105,017
Debt, current	32,371	—
Total current liabilities	383,569	293,746
Deferred revenue, noncurrent	131,200	134,198
Debt, noncurrent	228,480	297,092
Operating lease liabilities	10,677	15,267
Deferred tax liabilities	13,038	12,036
Other long-term liabilities	3,982	8,365
Total liabilities	770,946	760,704
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock: $0.0001 par value; 1,000,000,000 shares authorized as of each of January 31, 2026 and 2025; 24,316,597 and 22,805,115 shares issued and outstanding as of January 31, 2026 and 2025, respectively	2	2
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of each of January 31, 2026 and 2025; zero shares issued and outstanding as of each of January 31, 2026 and 2025	—	—
Additional paid-in capital	2,128,764	2,054,340
Accumulated other comprehensive loss	4,168	(25,433)
Accumulated deficit	(2,111,635)	(1,891,438)
Total stockholders' equity	21,299	137,471
Total liabilities and stockholders' equity	$792,245	$898,175
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
ChargePoint Holdings, Inc.
Consolidated Statements of Operations
Years Ended January 31, 2026, 2025, and 2024
(in thousands, except share and per share data)

	Year Ended January 31,
	2026	2025	2024
Revenue
Networked Charging Systems	$216,514	$234,802	$360,822
Subscriptions	162,387	144,325	120,445
Other	32,323	37,956	25,372
Total revenue	411,224	417,083	506,639
Cost of revenue
Networked Charging Systems	199,668	223,351	386,149
Subscriptions	61,875	71,218	73,595
Other	24,079	21,833	16,777
Total cost of revenue	285,622	316,402	476,521
Gross profit	125,602	100,681	30,118
Operating expenses
Research and development	139,272	141,276	220,781
Sales and marketing	100,720	130,890	150,186
General and administrative	95,748	81,514	109,102
Total operating expenses	335,740	353,680	480,069
Loss from operations	(210,138)	(252,999)	(449,951)
Gain on debt exchange	11,223	—	—
Interest income	4,488	8,347	9,603
Interest expense	(23,860)	(24,653)	(16,273)
Other expense, net	2,138	(3,389)	(1,009)
Net loss before income taxes	$(216,149)	$(272,694)	$(457,630)
Provision (benefit) for income taxes	4,048	4,372	(21)
Net loss	$(220,197)	$(277,066)	$(457,609)
Net loss attributable to common stockholders - Basic	$(220,197)	$(277,066)	$(457,609)
Net loss attributable to common stockholders - Diluted	$(220,197)	$(277,066)	$(457,609)
Weighted average shares outstanding - Basic	23,408,373	21,674,490	18,776,494
Weighted average shares outstanding - Diluted	23,408,373	21,674,490	18,776,494
Net loss per share - Basic	$(9.41)	$(12.78)	$(24.37)
Net loss per share - Diluted	$(9.41)	$(12.78)	$(24.37)
The accompanying notes are an integral part of these consolidated financial statements

Table of Content
ChargePoint Holdings, Inc.
Consolidated Statements of Comprehensive Loss
Years Ended January 31, 2026, 2025, and 2024
(in thousands)

	Year Ended January 31,
	2026	2025	2024
Net loss	$(220,197)	$(277,066)	$(457,609)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	29,601	(9,507)	9
Available-for-sale short-term investments:
Reclassification adjustment for net realized gains on short-term investments included in net income, net of tax	—	—	449
Other comprehensive income (loss)	29,601	(9,507)	458
Comprehensive loss	$(190,596)	$(286,573)	$(457,151)
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
ChargePoint Holdings, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended January 31, 2026, 2025, and 2024
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of January 31, 2023	17,416,524	$2	$1,528,137	$(16,384)	$(1,156,763)	$354,992
Issuance of common stock under stock plans, net of tax withholding	611,156	—	3,763	—	—	3,763
Issuance of common stock in connection with ATM offerings, net of issuance costs	2,964,974	—	287,199	—	—	287,199
Issuance of common stock upon ESPP purchase	63,265	—	8,290	—	—	8,290
Vesting of early exercised stock options	—	—	31	—	—	31
Repurchase of unvested restricted shares	(83)	—	—	—	—	—
Impact of convertible note modification	—	—	13,225	—	—	13,225
Stock-based compensation	—	—	117,327	—	—	117,327
Net loss	—	—	—	—	(457,609)	(457,609)
Other comprehensive income	—	—	—	458	—	458
Balances as of January 31, 2024	21,055,836	$2	$1,957,972	$(15,926)	$(1,614,372)	$327,676
Issuance of common stock under stock plans, net of tax withholding	1,181,700	—	6,194	—	—	6,194
Issuance of common stock in connection with ATM offerings, net of issuance costs	415,915	—	10,214	—	—	10,214
Issuance of common stock upon ESPP purchase	151,664	—	4,309	—	—	4,309
Stock-based compensation	—	—	75,651	—	—	75,651
Net loss	—	—	—	—	(277,066)	(277,066)
Other comprehensive loss	—	—	—	(9,507)	—	(9,507)
Balances as of January 31, 2025	22,805,115	$2	$2,054,340	$(25,433)	$(1,891,438)	$137,471
Issuance of common stock under stock plans, net of tax withholdings	1,115,859	—	(160)	—	—	(160)
Issuance of common stock upon ESPP purchase	194,034	—	2,091	—	—	2,091
Issuance of common stock for contractual Interest Shares and ATM	204,410	—	1,725	—	—	1,725
Issuance of warrants	—	—	6,133	—	—	6,133
Stock-based compensation	—	—	64,694	—	—	64,694
Net loss	—	—	—	—	(220,197)	(220,197)
Other comprehensive income	—	—	—	29,601	—	29,601
Fractional share adjustment due to reverse stock split	(2,821)	—	(59)	—	—	(59)
Balance as of January 31, 2026	24,316,597	$2	$2,128,764	$4,168	$(2,111,635)	$21,299
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
ChargePoint Holdings, Inc.
Consolidated Statements of Cash Flows
Years Ended January 31, 2026, 2025, and 2024
(in thousands)

	Year Ended January 31,
	2026	2025	2024
Cash flows from operating activities
Net loss	$(220,197)	$(277,066)	$(457,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,047	29,192	28,486
Non-cash operating lease cost	3,572	3,535	4,343
Stock-based compensation	64,694	75,651	117,327
Amortization of deferred contract acquisition costs	3,308	3,207	2,859
Inventory impairment	—	—	70,000
Gain on debt exchange	(11,223)	—	—
Paid-in-kind non-cash interest expense	20,076	9,099	—
Foreign currency transactions (gain) loss	(3,740)	2,589	(1,159)
Reserves and other	5,182	26,904	8,439
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	12,886	17,371	36,510
Inventories	7,175	(17,048)	(173,661)
Prepaid expenses and other assets	13,073	2,274	7,002
Accounts payable, operating lease liabilities, and accrued and other liabilities	7,921	(31,897)	(4,307)
Deferred revenue	7,391	9,242	32,829
Net cash used in operating activities	(62,835)	(146,947)	(328,941)
Cash flows from investing activities
Purchases of property and equipment	(4,165)	(12,073)	(19,424)
Maturities of investments	—	—	105,000
Net cash (used in) provided by investing activities	(4,165)	(12,073)	85,576
Cash flows from financing activities
Repayment of borrowings	(39,747)	—	—
Change in driver funds and amounts due to customers	22,477	7,817	13,691
Debt issuance costs related to 2025 Senior Loan	(4,562)	—	—
Debt issuance costs related to the revolving credit facility	—	—	(2,882)
Settlement of contingent earnout liability	—	—	(3,537)
Proceeds from issuance of stock in connection with stock plans, net of withholding taxes	1,888	10,507	12,054
Proceeds from issuance of common stock in connection with ATM offerings, net of issuance costs	—	10,214	287,198
Other financing activities	(59)	—	—
Net cash (used in) provided by financing activities	(20,003)	28,538	306,524
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3,996	(2,357)	89
Net increase (decrease) in cash, cash equivalents, and restricted cash	(83,007)	(132,839)	63,248
Cash, cash equivalents, and restricted cash at beginning of period	224,971	357,810	294,562
Cash, cash equivalents, and restricted cash at end of period	$141,964	$224,971	$357,810
Supplementary cash flow information
Cash paid for interest	$455	$10,673	$10,763
Cash paid for taxes	$2,884	$2,748	$1,107
Supplementary cash flow information on non-cash investing and financing activities
Impact of convertible note modification	$—	$—	$13,225
Right-of-use assets obtained in exchange for lease liabilities	$—	$2,796	$536
Impairment charges and accelerated depreciation of right-of-use assets due to reorganization	$—	$—	$(5,647)
Acquisitions of property and equipment included in accounts payable and accrued and other current liabilities	$617	$229	$2,095
Vesting of early exercised stock options	$—	$—	$30
Issuance of Common Stock for contractual Interest Shares*	$1,721	$—	$—
Convertible notes exchange*
*Refer to Note 6, Debt
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
The Company’s fiscal year ends on January 31. References to fiscal years 2026, 2025, and 2024 relate to the fiscal years ended January 31, 2026, January 31, 2025, and January 31, 2024, respectively.
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
The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has been engaged in developing and marketing its Networked Charging Systems, subscriptions and other offerings, raising capital, and recruiting personnel. The Company has incurred net operating losses and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of January 31, 2026, the Company had an accumulated deficit of $2,111.6 million.
The Company’s principal sources of liquidity are its cash and cash equivalents, cash generated from sales to customers, debt financing (as described in Note 6, Debt), and proceeds from sales of Common Stock. The Company had cash, cash equivalents and restricted cash of $142.0 million as of January 31, 2026. As of the date on which these consolidated financial statements were issued, the Company believes that its cash on hand, together with cash generated from sales to customers, will satisfy its working capital and capital requirements for at least the next twelve months following the issuance of the consolidated financial statements. The Company’s assessment of the period of time its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties. The Company’s actual results could vary as a result of, and its near- and long-term future capital requirements will depend on, many factors, including its growth rate, subscription renewal activity, the timing and extent of spending to support its acquisitions, infrastructure, and research and development efforts, the expansion of sales and marketing activities, the timing of new introductions of products or features, the continuing market adoption of its Networked Charging Systems and ChargePoint Platform, and the overall market acceptance of EVs. The Company has and may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. The Company has based its estimates on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. The Company may be required to seek additional equity or debt financing. Future liquidity and cash requirements will depend on numerous factors, including market penetration, the introduction of new products, and potential acquisitions of related businesses or technology. If additional financing is required from outside sources, the Company may not be able to raise it on acceptable terms or at all. If the Company is unable to raise additional capital when desired, or if it cannot expand its operations or otherwise capitalize on its business opportunities because it lacks sufficient capital, the Company may need to reorganize its operations including through further reductions in its workforce and its business, operating results, and financial condition would be materially adversely affected.
Reclassifications
Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the presentation of the current year consolidated financial statements. These reclassifications had no effect on consolidated total assets and liabilities, consolidated net loss, or stockholders’ equity as previously reported.
Reverse Stock Split
On July 28, 2025, the Company effected a 1-for-20 reverse stock split of the Company’s Common Stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every 20 shares of the Company’s Common Stock issued and outstanding were automatically reclassified into one new share of Common Stock. Proportionate adjustments were also made to securities outstanding or issuable under the Company’s equity incentive plans and existing agreements before the Reverse Stock Split to adjust (i) the exercise

Table of Content
prices, share based vesting criteria and the number of shares underlying the Company’s outstanding equity awards, as applicable, (ii) the number of shares issuable under the Company’s equity incentive plans and certain existing agreements, (iii) the number of shares purchasable upon exercise, and/or the exercise prices, of the Company’s outstanding warrants to purchase shares of the Company’s Common Stock and (iv) the conversion rate of the Company’s convertible notes in accordance with the indenture governing the convertible notes. The Reverse Stock Split did not decrease the number of authorized shares of Common Stock and preferred stock or otherwise affect the par value of the Common Stock. No fractional shares were issued in connection with the Reverse Stock Split and any fractional shares resulting from the Reverse Stock Split were rounded down to the nearest whole share. Stockholders who were otherwise entitled to receive fractional shares as a result of the Reverse Stock Split were paid cash in lieu thereof. All shares of the Company’s Common Stock, per-share data and related information included in the accompanying consolidated financial statements have been retroactively adjusted as though the Reverse Stock Split had been effected prior to all periods presented.
2.Summary of Significant Accounting Policies
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results and outcomes could differ significantly from the Company’s estimates, judgments, and assumptions. Significant estimates include determining standalone selling price for performance obligations in contracts with customers, allowances for expected credit losses, inventory reserves, the useful lives of long-lived assets, the determination of the incremental borrowing rate used for operating lease liabilities, valuation of acquired goodwill and intangible assets, the value of common stock and other assumptions used to measure stock-based compensation, and the valuation of deferred income tax assets and uncertain tax positions. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.
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
Concentration of credit risk with respect to trade accounts receivable is considered to be limited due to the diversity of the Company’s customer base and geographic sales areas. As of January 31, 2026, one customer, a channel partner, individually accounted for 14% of accounts receivable, net. As of January 31, 2025, no customer individually accounted for 10% or more of accounts receivable, net. For the year ended January 31, 2026, one customer, a channel partner, individually accounted for 10% of total revenue. For the year ended January 31, 2025 and 2024, there were no customers that represented 10% or more of total revenue.
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

Table of Content
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. Cash equivalents may be invested in money market funds. Cash and cash equivalents are carried at cost, which approximates their fair value.
Restricted cash relates to cash deposits restricted under letters of credit issued in support of customer and contract manufacturer agreements.
The reconciliation of cash, cash equivalents, and restricted cash to amounts presented in the consolidated statements of cash flows were as follows:

	January 31,
	2026	2025	2024
	(in thousands)
Cash and cash equivalents	$141,564	$224,571	$327,410
Restricted cash	400	400	30,400
Total cash, cash equivalents, and restricted cash	$141,964	$224,971	$357,810
Accounts Receivable, net
Accounts receivable for products, services and in certain scenarios charging sessions are recorded at the invoiced amount and are non-interest bearing. The Company performs ongoing credit evaluations of its customers and maintains an allowance for expected credit losses related to its existing accounts receivable and net realizable value to ensure trade receivables are not overstated due to uncollectibility. Allowances are provided for individual accounts receivable when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration in the customer’s operating results, or change in financial position. If circumstances related to customers change, estimates of the recoverability of receivables are further adjusted. The Company also considers broader factors in evaluating the sufficiency of its allowances, including the length of time receivables are past due, macroeconomic conditions, significant one-time events, and historical experience. When the Company determines that there are accounts receivable that are uncollectible, they are written off against the allowance. The change in the allowance for expected credit losses for the years ended January 31, 2026, 2025, and 2024 was as follows:

	Beginning Balance	Change in Provision	Write-offs	Ending Balance
	(in thousands)
Year ended January 31, 2026
Allowance for expected credit losses	$20,100	$(1,099)	$(3,001)	$16,000
Year ended January 31, 2025
Allowance for expected credit losses	$14,000	$10,571	$(4,471)	$20,100
Year ended January 31, 2024
Allowance for expected credit losses	$10,000	$6,026	$(2,026)	$14,000
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

Table of Content

Useful Lives
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
ChargePoint as a Service (“CPaaS”) combines the customer’s use of the Company’s owned and operated Networked Charging Systems with the ChargePoint Platform and Assure into a single subscription. When CPaaS contracts contain a lease, the underlying asset is carried at its carrying value within property and equipment, net on the consolidated balance sheets.
Internal-Use Software Development Costs
The Company capitalizes qualifying internal-use software development costs incurred during the application development stage for internal tools and cloud-based applications used to deliver its services, provided that management with the relevant authority authorizes and commits to the funding of the project, it is probable the project will be completed, and the software will be used to perform the function intended. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized internal-use software development costs are included in property and equipment and are amortized on a straight-line basis over their estimated useful lives once it is ready for its intended use. Amortization of capitalized internal-use software development costs is included within cost of revenue for Networked Charging Systems and subscriptions, research and development expense, sales and marketing expense, and general and administrative expense based on the use of the software. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized. As of January 31, 2026 and 2025, capitalized costs have not been material.
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

Table of Content
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
Impairment of Long-Lived Assets
The Company evaluates long-lived assets or asset groups for impairment whenever events indicate that the carrying amount of an asset or asset group may not be recoverable based on expected future cash flows attributable to that asset or asset group. Recoverability of assets held and used is measured by comparison of the carrying amounts of an asset or an asset group to the estimated future undiscounted cash flows which the asset or asset group is expected to generate. If the carrying amount of an asset or asset group exceeds estimated undiscounted future cash flows, then an impairment charge would be recognized based on the excess of the carrying amount of the asset or asset group over its fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell. With the exception of impairment charges related to real estate operating right-of-use assets discussed above, there was no other material impairments of long-lived assets for the years ended January 31, 2026, 2025, and 2024.
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
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and identifiable intangible assets acquired. The carrying amount of goodwill is reviewed for impairment at least annually, in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of January 31, 2026 and 2025, the Company had a single operating segment and reporting unit structure. As part of the annual goodwill impairment test performed in the fourth quarter, the Company first performs a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative impairment test will be required. If the Company has determined it necessary to perform a quantitative impairment assessment, the Company will compare the fair value of the reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, limited to the total amount of goodwill of the reporting unit. The carrying value of goodwill was $227.9 million as of January 31, 2026 and $207.5 million as of January 31, 2025, and no goodwill impairment has been recognized to date.
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
As of January 31, 2026 and 2025, there were no assets or liabilities that were measured at fair value on a recurring basis.
Debt Modification and Extinguishments
When debt is modified or extinguished, the Company evaluates whether the modification qualifies as a troubled debt restructuring (“TDR”) under ASC 470-60 - Troubled Debt Restructuring by Debtors (“ASC 470-60”), which requires debt modifications to be evaluation if (1) the borrower is experiencing financial difficulty, and (2) the lender grants the borrower a concession. Concessions may include modifications to the terms of the debt, such as reducing the interest rate, extending the repayment period, or forgiving a portion of the debt. The Company also evaluates debt amendments in accordance with ASC Topic 470-50, Debt Modifications and Extinguishments, which requires modification to debt instruments to be evaluated to assess whether the modifications are considered “substantial modifications.” This evaluation includes (1) if applicable, the change in fair value of an embedded conversion option to that of the carrying value of the debt immediately prior to amendment and (2) the net present value of future cash flows of the amended debt to that of the original debt to determine, in each case, if a change greater than 10% occurred. In instances where the net present value of future cash flows or the fair value of an embedded conversion option, if any, changed more than 10%, the Company applies extinguishment accounting. In instances where the net present value of future cash flows and the fair value of an embedded conversion option, if any, changed less than 10%, the Company obtains the fair value of the embedded conversion option to determine if the change in fair value is an increase of more than 10% of the carrying value of the debt immediately prior to the amendment.
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

Table of Content
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

Table of Content
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. The Company’s Assure, ChargePoint Platform, and CPaaS subscription terms typically range from one to five years and are paid upfront. Revenue expected to be recognized from remaining performance obligations was $260.3 million as of January 31, 2026, of which 48% is expected to be recognized over the next twelve months and the remainder thereafter.
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
The following table shows the total deferred revenue for each period presented.

	January 31, 2026	January 31, 2025
	(in thousands)
Total deferred revenue	$250,581	$239,215
The following table shows the revenue recognized that was included in the deferred revenue balance at the beginning of the period.

	Year Ended January 31,
	2026	2025	2024
	(in thousands)
Total deferred revenue recognized	$105,017	$99,968	$88,777
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

Table of Content
Changes in the deferred contract acquisition costs during the years ended January 31, 2026 and 2025 were as follows:

(in thousands)
Balance as of January 31, 2024	$8,994
Capitalization of deferred contract acquisition costs	3,510
Amortization of deferred contract acquisition costs	(3,207)
Balance as of January 31, 2025	$9,297
Capitalization of deferred contract acquisition costs	1,631
Amortization of deferred contract acquisition costs	(3,308)
Balance as of January 31, 2026	$7,620
Deferred acquisition costs capitalized on the consolidated balance sheets were as follows:

	January 31
	2026	2025
	(in thousands)
Deferred contract acquisition costs, current	$2,885	$3,184
Deferred contract acquisition costs, noncurrent	4,735	6,113
Total deferred contract acquisition costs	$7,620	$9,297
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
Advertising
The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses for the years ended January 31, 2026, 2025, and 2024 were not material.
Warranty
The Company provides standard warranty coverage on its products, providing parts necessary to repair the systems during the warranty period. The Company accounts for the estimated warranty cost as a charge to Networked Charging Systems cost of revenue when revenue is recognized. The estimated warranty cost is based on historical and predicted product failure rates and repair expenses. Warranty expense for the years ended January 31, 2026, 2025, and 2024 was $5.5 million, $6.0 million, and $16.7 million, respectively.
In addition, the Company offers paid-for subscriptions to extended maintenance service plans under Assure. Assure provides both the labor and parts to maintain the products over the subscription terms of typically one to five years. The costs related to the Assure program are expensed as incurred and charged to subscriptions cost of revenue.

Table of Content
Foreign Currency
The reporting currency of the Company is the U.S. dollar. The functional currency of the Company’s foreign subsidiaries is generally the local currency. The translation of foreign currencies into U.S. dollars is performed for monetary assets and liabilities at the end of each reporting period based on the then current exchange rates. Non-monetary items are translated using historical exchange rates. For revenue and expense accounts, an average foreign currency rate during the period is applied. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as part of a separate component of stockholders’ equity (deficit) and reported in the consolidated statements of comprehensive loss. Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured to the functional currency at period-end exchange rates. Foreign currency transaction gains and losses resulting from remeasurement are included in other income (expense), net for the period. The Company incurred net foreign currency transaction gains of $3.4 million for the years ended January 31, 2026 and net foreign currency transaction losses of $3.4 million and $0.8 million for the years ended January 31, 2025 and 2024.
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
Net Loss per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company considers any shares issued on the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have nonforfeitable dividend rights in the event a dividend is paid on common stock. Under the two-class method, net income is attributed to common stockholders and participating securities based on their participation rights. The holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses for the years ended January 31, 2026, 2025, and 2024 were not allocated to these participating securities.
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
Accounting Pronouncements
Recently Adopted Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires companies to provide disaggregated information about a reporting entity’s effective tax rate reconciliation as well as further disaggregation on income taxes paid disclosure by federal, state, and foreign taxes. The guidance is effective for public business entities for the fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 for the year ended January 31, 2026, on a prospective basis. For further information on taxes, refer to Note 11, Income Taxes.
Recent Accounting Pronouncements Not Yet Adopted
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

Table of Content
In November 2024, the FASB issued Accounting Standard Update (ASU) 2024-04, “Induced Conversions of Convertible Debt Instruments,” which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This ASU is effective for fiscal years beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. The Company is currently assessing the impact of adopting this standard on the consolidated financial statements and related disclosures.
In July 2025, the FASB issued Accounting Standard Update (ASU) 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” This amendment introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. The amendment is effective for annual reporting periods beginning after December 15, 2025 and interim periods within those annual reporting periods on a prospective basis, with early adoption permitted. The Company is currently evaluating the timing of adoption and impact of this amendment on the consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40),” which aims to modernize the accounting for internal-use software costs by eliminating references to software development stages and introducing a new threshold for capitalization. Under the updated guidance, capitalization begins when (1) management authorizes and commits to funding the project and (2) it is probable that the project will be completed and the software will be used for its intended purpose. The ASU also provides enhanced guidance on evaluating the “probable-to-complete” threshold and consolidates website development cost guidance into Subtopic 350-40. This ASU will be effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods, with early adoption permitted. The amendments may be applied prospectively, retrospectively, or using a modified basis for in-process projects. The Company is currently evaluating the impact of this amendment on the consolidated financial statements and related disclosures.
3.    Goodwill and Intangible Assets
Goodwill
The following table summarizes the changes in carrying amounts of goodwill:

(in thousands)
Balance as of January 31, 2024	$213,750
Foreign exchange fluctuations	(6,210)
Balance as of January 31, 2025	$207,540
Foreign exchange fluctuations	20,398
Balance as of January 31, 2026	$227,938
There was no impairment recognized for the years ended January 31, 2026, 2025, and 2024.
Intangible Assets
The following table presents the details of intangible assets:

	January 31, 2026
	Cost (1)	Accumulated Amortization (1)	Net (1)	Useful Life
	(amounts in thousands, useful lives in years)
Customer relationships	$97,681	$(42,442)	$55,239	10
Developed technology	19,476	(14,181)	5,295	6
	$117,157	$(56,623)	$60,534
_______________
(1) Values are translated into U.S. Dollars at period-end foreign exchange rates.

	January 31, 2025
	Cost (1)	Accumulated Amortization (1)	Net (1)	Useful Life
	(amounts in thousands, useful lives in years)
Customer relationships	$87,724	$(29,371)	$58,353	10
Developed technology	17,868	(10,046)	7,822	6
	$105,592	$(39,417)	$66,175
_______________

Table of Content
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
The following table presents the amortization expense related to intangible assets:

	Year ended January 31,
	2026	2025	2024
	(in thousands)
Amortization Expense	$12,660	$12,085	$12,140
The following table presents the estimated aggregate amortization expense related to intangible assets:

Years Ending January 31,	(in thousands)
2027	$13,092
2028	11,889
2029	9,829
2030	9,829
2031	9,829
Thereafter	6,066
Total amortization expense	$60,534
The expected amortization expense is an estimate. Actual amounts of amortization may differ from estimated amounts due to additional intangible assets acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, future changes to expected useful lives of intangible assets, and other events.
4.    Balance Sheet Components
Inventories
Inventories consisted of the following:

	January 31,
	2026	2025
	(in thousands)
Raw materials	$6,595	$5,902
Finished goods	208,308	203,360
Total Inventories	$214,903	$209,262
During the fiscal year ended January 31, 2026 and 2025, there were no substantial and unusual impairment charges to write down the carrying value of inventory. During the fiscal year ended January 31, 2024, the Company recorded an impairment charge of $70.0 million to write down the carrying value of inventory on hand and charges for losses on non-cancelable purchase commitments to reduce the carrying value of certain products to their estimated net realizable value, address supply overruns related to product transitions, and to better align inventory with current demand. The inventory impairment charge is included in the cost of revenue - Networked Charging Systems in the consolidated statements of operations.
Prepaid expense and other current assets
Prepaid expense and other current assets consisted of the following:

Table of Content

	January 31,
	2026	2025
	(in thousands)
Prepaid expense	$5,988	$15,961
Other current assets	13,040	20,474
Total Prepaid Expense and Other Current Assets	$19,028	$36,435
Property and Equipment, net
Property and equipment, net consisted of the following:

	January 31,
	2026	2025
	(in thousands)
Furniture and fixtures	$1,409	$1,683
Computers and software	9,710	9,937
Machinery and equipment	35,320	39,786
Tooling	17,277	16,524
Leasehold improvements	8,823	9,289
Owned and operated systems	24,437	31,880
Construction in progress	309	751
	97,285	109,850
Less: Accumulated depreciation	(72,620)	(74,489)
Total Property and Equipment, Net	$24,665	$35,361
The following table presents the depreciation expense related to fixed assets:

	Year ended January 31,
	2026	2025	2024
	(in thousands)
Depreciation Expense	$14,387	$17,107	$16,345
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	January 31,
	2026	2025
	(in thousands)
Accrued expenses	$46,184	$37,187
Reserve for losses on non-cancellable purchase commitments	7,029	11,928
Refundable customer deposits(1)	24,316	17,201
Payroll and related expenses	8,379	12,064
Taxes payable	21,131	17,294
Customer funds(2)	21,043	17,440
Other current liabilities	13,641	11,565
Total Accrued and Other Current Liabilities	$141,723	$124,679
(1) Refundable customers deposits represent refundable prepayments for future charging sessions.
(2) Customer funds represent amounts related to charging sessions collected from drivers on behalf of our station owners, pending reimbursement.
5.    Leases
The Company leases its office facilities under non-cancellable operating leases with various lease terms. The Company also leases certain office equipment under operating lease agreements. As of January 31, 2026, non-cancellable leases expire on various dates between fiscal years 2027 and 2030.

Table of Content
Generally, the Company's non-cancellable leases include renewal options to extend the lease term from one to five years. The Company has not included any renewal options in its lease terms as these options are not reasonably certain of being exercised. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of January 31, 2026 and 2025, lease balances were as follows:

	January 31,
	2026	2025
	(in thousands)
Operating leases
Operating lease right-of-use assets	$11,450	$14,680
Operating lease liabilities, current	4,901	4,636
Operating lease liabilities, noncurrent	10,677	15,267
Total operating lease liabilities	$15,578	$19,903
The Company recognizes operating lease costs on a straight-line basis over the lease period. Lease expense for the years ended January 31, 2026, 2025, and 2024 was $5.0 million, $5.1 million, and $6.0 million, respectively. Operating lease costs for short-term leases and variable lease costs were not material during the years ended January 31, 2026, 2025 and 2024.
In September 2023, January 2024 and September 2024, the Company implemented reorganizations which included restructuring charges related to a decision to exit and sublease or cease use of certain facilities to align with the Company’s plan to reduce its operating expense and increase efficiencies. Refer to Note 14, Restructuring, in the notes to the consolidated financial statements in this Annual Report for more information.
Future payments of operating lease liabilities under the Company’s non-cancellable operating leases as of January 31, 2026 were as follows:

(in thousands)
Years Ending January 31,
2027	$5,831
2028	4,910
2029	4,298
2030	2,517
Total undiscounted operating lease payments	17,556
Less: imputed interest	(1,978)
Total operating lease liabilities	15,578
Less: current portion of operating lease liabilities	(4,901)
Operating lease liabilities, noncurrent	$10,677
Other supplemental information as of January 31, 2026 and 2025 was as follows:

	January 31,
	2026	2025
Lease Term and Discount Rate
Weighted-average remaining operating lease term (years)	3.3	4.2
Weighted-average operating lease discount rate	7.5%	7.4%
Other supplemental cash flow information for the years ended January 31, 2026, 2025 and 2024 was as follows:

	Year ended January 31,
	2026	2025	2024
	(in thousands)
Supplemental Cash Flow Information
Cash paid for amounts in the measurement of operating lease liabilities	$5,919	$5,670	$6,760
As of January 31, 2026, the Company has no additional operating leases that have not yet commenced and as such, have not yet been recognized on the Company’s consolidated balance sheets.

Table of Content
6.    Debt
The following table presents a summary of debt, current and debt, noncurrent:

		Year Ended January 31,
	Maturity	2026	2025
		(in thousands)
Debt, current
2025 Senior Loan	January 2030	$32,371	$—
Total debt, current		$32,371	$—

Debt, noncurrent
2025 Senior Loan		$217,692	$—
2028 Convertible Notes	April 2028
Gross amount		11,330	312,750
Debt discount and issuance costs		(542)	(15,658)
2028 Convertible Note total		10,788	297,092
Total debt, noncurrent		$228,480	$297,092
2025 Senior Loan

On November 14, 2025, the Company entered into a privately negotiated exchange agreement (the “Exchange Agreement”) with certain holders (the “Exchanging Holders”) of its outstanding 2028 Convertible Notes (as described below). Pursuant to the Exchange Agreement, the Company exchanged $328.6 million of aggregate capitalized principal amount of the 2028 Notes for the following consideration (the “Exchange Transaction”): (i) $186.5 million in aggregate principal loan amount (the “2025 Senior Loan”) issued under a Credit and Security Agreement, dated November 14, 2025, by and among the Company, as parent, ChargePoint, Inc., a Delaware corporation and wholly owned subsidiary of the Company, as borrower (the “Borrower”), certain subsidiaries of the Company, as subsidiary guarantors (the “Subsidiary Guarantors”), the Exchanging Holders, and an administrative and collateral agent (the “2025 Credit Agreement”) (ii) $25.0 million in cash, and (iii) warrants to purchase up to 1,671,000 shares of the Company’s Common Stock at an exercise price of $25.00 per share (the “2025 Warrants), as discussed in Note 9, Stock Warrants. ChargePoint did not receive any cash proceeds from the Exchange Transaction. Following the consummation of the Exchange Transaction, $11.3 million in capitalized principal amount of 2028 Convertible Notes remains outstanding.
The Exchange Transaction was accounted for under ASC 470-60 - Troubled Debt Restructurings by Debtors. The Company recorded a gain of $11.2 million, which resulted in a decrease of basic net loss per share of $0.48, during the year ended January 31, 2026 in its consolidated statement of operations. The gain was calculated as the difference between the carrying amount of the exchanged 2028 Convertible Notes and the undiscounted cash flows of the 2025 Senior Loan, adjusted for debt issuance costs. As a result, no interest expense will be recognized for the 2025 Senior Loan through the maturity date of January 31, 2030. The Company incurred issuance costs related to the 2025 Senior Loan of approximately $4.9 million which were recorded as a reduction to the gain on debt exchange on its consolidated statement of operations.
The Borrower’s obligations under the 2025 Credit Agreement are guaranteed by the Company and the Subsidiary Guarantors. In addition, the 2025 Senior Loan is secured by (i) a first priority pledge of the equity securities of the Borrower and certain of its subsidiaries, subject to customary exceptions (including a 65% limitation on pledges of first-tier foreign subsidiary equity, except with respect to foreign subsidiaries in specified jurisdictions), and (ii) first priority security interests in substantially all current and after-acquired tangible and intangible personal property of the Borrower, the Company and each Subsidiary Guarantor, including intellectual property, in each case, subject to customary exclusions, permitted liens and other agreed limitations.
The 2025 Senior Loan matures on January 31, 2030, and the loans thereunder (the “Loans”) do not amortize, except as described below. In accordance with the 2025 Credit Agreement, the Borrower was obligated to pay up to an aggregate of $30.0 million of the Loans (the “Short-Term Loans”) in two installments originally due on November 24, 2025 and February 16, 2026 (each such date, a “Prepayment Date”), pursuant to a formulaic repayment measure based on volume-weighted average price share of Common Stock for the thirty consecutive trading days preceding the applicable Prepayment Date. The Company made separate payments of $14.8 million and $9.6 million on the respective Prepayment Dates in connection with the cancellation of the Short-Term Loans. The remaining Loans of $156.5 million will bear interest at a fixed rate of 12.00% per annum, payable quarterly. All future interest payment obligations on the 2025 Senior Loans are included in the carrying value of the 2025 Senior Loans. As a result, future interest payments are reported as a reduction in the carrying value of the 2025 Senior Loans and not as interest expense. As of January 31, 2026, $17.4 million and $61.2 million of interest is recorded as debt, current and debt, non-current, respectively, in the Consolidated Balance Sheet.

Table of Content
For any interest payment date occurring on or prior to November 14, 2026, the Company may elect to pay interest in shares of common stock of the Company (“Interest Shares”) in lieu of cash. Interest Shares will be valued based on the thirty-day trailing volume-weighted average price (“VWAP”) preceding the applicable interest payment date. Issuance of Interest Shares is subject to a cap of 19.99% of the Company’s outstanding shares to comply with NYSE listing requirements, unless stockholder approval is obtained. Subsequent to the Exchange Transaction the Company issued 193,210 of shares of Common Stock valued at $1.7 million in Interest Shares during the year ended January 31, 2026.
The 2025 Credit Agreement permits the Borrower to make voluntary prepayments at its discretion. On or prior to the second anniversary of the closing date, voluntary principal payments in respect of the Loans and mandatory principal payments in connection with any acceleration of the Loans will be subject to a customary make-whole premium based on the yield on U.S. Treasury notes with a maturity closest to the second anniversary of the closing date plus 50 basis points. Thereafter, principal payments in respect of such Loans will be subject to a premium equal to 2.00% after the second anniversary of the closing date and on or prior to the third anniversary of the closing date and 0.00% thereafter. Notwithstanding the foregoing, any principal payments in respect of such Loans made in connection with a “change of control” may be prepaid at (1) 3.00% on or prior to the second anniversary of the closing date, (2) 2.00% after the second anniversary of the closing date and on or prior to the third anniversary of the closing date and (3) 0.00% thereafter.
The 2025 Credit Agreement also requires the Borrower to apply net cash proceeds from certain asset dispositions, in excess of an aggregate threshold of $25.0 million and subject to customary exceptions, to prepay outstanding Loans under the 2025 Senior Loan facility or other indebtedness that ranks pari passu in right of payment and security with the 2025 Credit Agreement. Such prepaid amounts in the 2025 Credit Agreement may not be re-borrowed.
The 2025 Credit Agreement contains (i) customary affirmative and negative covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness, incur liens, make investments or acquisitions, declare or pay dividends or other restricted payments, dispose of assets, or enter into transactions with affiliates and (ii) customary events of default, including a cross-default to material indebtedness and bankruptcy-related triggers. In addition, the 2025 Credit Agreement requires the Borrower to maintain minimum liquidity of $25.0 million, tested on the last business day of each fiscal month commencing on November 30, 2025. Liquidity includes unrestricted cash and cash equivalents held by the Credit Parties and up to $10.0 million in unused commitments under any revolving credit facility.
As of January 31, 2026, the estimated fair value of the 2025 Senior Loan was $153.3 million, using Level 2 fair value inputs. The fair value of the 2025 Senior Loan is estimated using a binomial lattice model that is primarily affected by market interest rates.

2028 Convertible Notes

The following table presents the Company’s interest expense related to convertible debt:

	Twelve Months Ended January 31,
	2026	2025
	(in thousands)
Contractual interest expense (1)	$23,764	$23,548
PIK Fair Value Adjustment	(7,073)	(3,651)
Amortization of debt discount and issuance costs	4,950	3,328
Total interest expense	$21,641	$23,225
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
The Original Convertible Notes are convertible, based on the applicable conversion rate, into cash, shares of the Company’s Common Stock or a combination thereof, at the Company’s election. The initial conversion rate was 2.0806 shares per $1,000 principal

Table of Content
amount of the Original Convertible Notes, subject to customary anti-dilution adjustment in certain circumstances, which represented an initial conversion price of approximately $480.63 per share.
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
Interest is payable semi-annually on April 1 and October 1 and may be paid in cash, additional notes or a combination thereof. The notes are convertible into cash, shares of Common Stock, or a combination thereof at the Company’s election, subject to customary conversion conditions and anti-dilution adjustments. The indenture governing the notes contains customary events of default and restrictions on the occurrence of certain secured indebtedness.
As of January 31, 2026, the aggregate principal amount of $11.3 million of the 2028 Convertible Notes remained outstanding.

Table of Content
Amortization of debt discount and issuance costs is reported as a component of interest expenses and is computed using the straight-line method over the term of the 2028 Convertible Notes, which approximates the effective interest method. As a result of the Exchange Transaction, the remaining unamortized debt discount and issuance costs related to the 2028 Convertible Notes was $0.5 million as of January 31, 2026. As of January 31, 2026, the effective interest rate on the 2028 Convertible Notes was approximately 9.96%.
The estimated fair value of the 2028 Convertible Notes, as of January 31, 2026 using Level 2 fair value inputs, was $9.4 million. The fair value of the 2028 Convertible Notes was estimated using a binomial lattice model that is primarily affected by market interest rates.

2027 Revolving Credit Facility
On July 27, 2023, the Company entered into a revolving credit agreement by and among the Company, ChargePoint, Inc. (the “Former Borrower”), certain subsidiaries of the Former Borrower as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (the “Former Credit Agreement”). The Former Credit Agreement provided for a senior secured revolving credit facility in an initial aggregate principal amount of up to $150.0 million, with a maturity date of January 1, 2027 (the “2027 Revolving Credit Facility”). Pursuant to the Former Credit Agreement, the Former Borrower was permitted from time to time to arrange for one or more increases in the commitments under the 2027 Revolving Credit Facility in an aggregate principal amount not to exceed $150.0 million, subject to obtaining the consent of the lenders participating in any such increase. Up to $100.0 million of the 2027 Revolving Credit Facility was permitted to be used for the issuance of letters of credit.
On November 14, 2025, the Company terminated the 2027 Revolving Credit Facility in connection with the Exchange Transaction and accordingly, as of January 31, 2026, the Former Borrower had no borrowings or letters of credit outstanding under the Former Credit Agreement.
The following presents the Company’s financing charge related to the 2027 Revolving Credit Facility:

	Twelve Months Ended January 31,
	2026	2025
	(in thousands)
Amortization of debt issuance costs	$1,742	$851
Commitment fees	477	610
Total financing charge	$2,219	$1,461
7.    Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services related to, but not limited to, manufacturing, facilities, and professional services under non-cancellable contracts. They were not recorded as liabilities on the consolidated balance sheets as of January 31, 2026 and 2025 as the Company had not yet received the related goods or services.
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
Class Action Litigation
A class action lawsuit alleging violations of federal securities laws was filed on November 29, 2023 in the U.S. District Court for the Northern District of California (the “NorCal Court”) against the Company and certain of its former officers (the “Class Defendants”). A second class action lawsuit (together with the November 2023 Class Action, the “Class Actions”) was filed against the Class Defendants on January 22, 2024. On May 16, 2024, the NorCal Court consolidated the Class Actions into one action captioned Khan v. ChargePoint Holdings, Inc., et al., Case No. 23-cv-06172-NW, appointed two lead plaintiffs (“Lead Plaintiffs”), and appointed lead counsel. On July 19, 2024, Lead Plaintiffs filed a Consolidated Amended Complaint which purported to be on behalf of purchasers of the Company’s stock between December 7, 2021 and November 16, 2023. This Consolidated Amended Complaint alleged that the Class Defendants made materially false and misleading statements in violation of Section 10(b) and Rule 10b-5(b) of the Securities

Table of Content
Exchange Act of 1934, as amended (“Exchange Act”) regarding, (1) ChargePoint’s handling of supply chain disruptions; (2) ChargePoint’s revenue; and (3) the value of ChargePoint’s inventory. Lead Plaintiffs also alleged the Class Defendants engaged in a scheme to prematurely recognize revenue in violation of Sections 10(b) and Rules 10b-5(a) and (c) of the Exchange Act. The Class Defendants filed a motion to dismiss the Consolidated Amended Complaint on September 17, 2024, and the motion was fully briefed and scheduled to be heard on July 16, 2025. On July 8, 2025, pursuant to the parties’ stipulation, the NorCal Court vacated the hearing so plaintiffs could file a Second Amended Complaint, which they did on July 22, 2025. The Second Amended Complaint alleged the same claims based on the same theories as the Consolidated Amended Complaint, but named an additional former officer as a defendant and added additional challenged statements made within the same class period. The Class Defendants filed a motion to dismiss the Second Amended Complaint on September 17, 2025. On February 20, 2026, the NorCal Court granted the Class Defendants’ motion to dismiss with leave to amend. On March 3, 2026, plaintiffs filed a Third Amended Complaint. The Third Amended Complaint alleges the same claims based on the same theories as the Second Amended Complaint but removes some challenged statements related to ChargePoint’s handling of supply chain disruptions. The Class Defendants filed a motion to dismiss the Third Amended Complaint on March 20, 2026. Plaintiffs’ opposition is due on April 3, 2026 and the Class Defendants’ reply is due April 13, 2026. The hearing on the motion to dismiss is scheduled for June 17, 2026. A Case Management Conference is currently set for May 26, 2026.
Derivative Actions
On January 4, 2024, a ChargePoint stockholder purporting to act on behalf of the Company filed an action in the U.S. District Court for the District of Delaware against ChargePoint’s Board of Directors and certain of its former officers (“Derivative Defendants”), alleging that the Derivative Defendants breached their fiduciary duties to ChargePoint in connection with the same alleged events and alleged materially false and misleading statements asserted in the Class Actions described above. This action has been stayed. Four additional substantively duplicative actions were filed in the NorCal Court on January 8, 2024, March 1, 2024, May 2, 2024, and May 24, 2024. The complaints seek unspecified monetary damages and other relief. On September 23, 2024, the NorCal Court consolidated the four California actions into one action captioned In re ChargePoint Holdings, Inc. Derivative Litigation, Case No. 24-cv-00149-NW (“Consolidated Derivative Action”). On November 4, 2024, the NorCal Court entered an order staying the Consolidated Derivative Action pending resolution of Class Defendants’ motion to dismiss in the Class Action Litigation. A Case Management Conference for the Consolidated Derivative Action is scheduled to be held on May 26, 2026, concurrently with the Case Management Conference for the Class Actions.
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
Letters of Credit
The Company had $0.4 million of secured letters of credit outstanding as of January 31, 2026 and 2025.

Table of Content
8.    Common Stock
As of each of January 31, 2026 and 2025, the Company was authorized to issue 1,000,000,000 shares of Common Stock, with a par value of $0.0001 per share. There were 24,316,597 and 22,805,1151 shares issued and outstanding as of January 31, 2026 and 2025, respectively.
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
On September 8, 2025, ChargePoint filed a registration statement on Form S-3 (File No. 333-290113) with the SEC, which was amended on December 5, 2025 and was declared effective by the SEC on December 8, 2025, which permits the Company to offer up to $400.0 million of Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time (the “2025 Shelf Registration Statement”). The 2025 Shelf Registration Statement includes a sales agreement prospectus pursuant to which ChargePoint may, from time to time, offer and sell up to $150.0 million of Common Stock pursuant to a sales agreement (the “2025 ATM Facility”).
There were no material amounts of shares issued of the Company’s Common Stock pursuant to the 2025 ATM Facility during the fiscal year ended January 31, 2026. As of January 31, 2026, 13,903,800 shares of Common Stock were reserved for future issuance under the 2025 ATM Facility. During the fiscal year ended January 31, 2025, the Company sold a total of 415,9151 shares of its Common Stock pursuant to the 2022 ATM Facility at the prevailing market prices for total proceeds of $10.2 million, net of $0.1 million of issuance costs. During the fiscal year ended January 31, 2024, the Company sold a total of 2,964,9741 shares of its Common Stock pursuant to the 2022 ATM Facility at the prevailing market prices for total proceeds of $287.2 million, net of $1.2 million of issuance costs.

(1) Amounts have been adjusted to reflect 1-for-20 reverse stock split that became effective on July 28, 2025. See Note 1, Description of Business and Basis of Presentation for additional details.
9.    Stock Warrants
The Company had outstanding warrants issued prior to 2021 to purchase shares of Common Stock (collectively, “Legacy Warrants”). As of January 31, 2026, there were 1,724,961 Legacy Warrants outstanding which are classified as equity and no Legacy Warrants were exercised during the fiscal years ended January 31, 2026, January 31, 2025 and January 31, 2024. 1,046,106 Legacy Warrants have exercise price of $120.60 per share and expire between July 31, 2030 and August 4, 2030. 678,855 Legacy Warrants have exercise price of $180.80 per share and expire between November 16, 2028 and February 14, 2029. Warrants outstanding and warrant activity are adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 1, Description of Business and Basis of Presentation.
In connection with the Exchange Transaction, on November 14, 2025, described Note 6, Debt in Part II, Item 8, “Financial Statements” of this Annual Report on Form 10-K, under “2028 Convertible Notes”, the Company issued the warrants to purchase an aggregate of 1,671,000 shares of ChargePoint’s Common Stock to the Exchanging Holders (2025 Warrants). The 2025 Warrants were exercisable immediately upon issuance and will expire on November 14, 2030. The 2025 Warrants are accounted for as equity as they are redeemable only in shares of Common Stock, with an exercise price of $25.00 per share and may be exercised at the election of the holder on a cash basis or through a cashless exercise. The Company recorded $6.1 million at fair value using a Black-Scholes model as additional paid-in capital on the Consolidated Balance Sheet. As of January 31, 2026, 1,671,000 2025 Warrants were outstanding and no 2025 Warrants were exercised during the fiscal year ended January 31, 2026.

Table of Content

The fair value of the 2025 Warrants were determined as of the issuance date, using the Black-Sholes option pricing model. The following assumptions were used in the model:

November 14, 2025
Market price of public stock	$8.64
Exercise price	$25.00
Expected term	5.0 years
Volatility	76.1%
Risk-free interest rate	3.7%
Dividend rate	0.0%

10.    Equity Plans and Stock-Based Compensation
The following sets forth the total stock-based compensation expense for employee equity plans included in the Company’s consolidated statements of operations:

	Year Ended January 31,
	2026	2025	2024
	(in thousands)
Cost of revenue	$4,702	$5,102	$6,154
Research and development	31,161	37,050	50,935
Sales and marketing	11,058	15,875	22,934
General and administrative	17,773	17,624	37,314
Total stock-based compensation expense	$64,694	$75,651	$117,337
As of January 31, 2026, the Company had unrecognized stock-based compensation expense related to stock options, RSUs, PRSUs, and ESPP of $50.2 million, which is expected to be recognized over a weighted-average period of 2.1 years.
2021 Employee Stock Purchase Plan
On February 25, 2021, the stockholders of the Company approved the 2021 Employee Stock Purchase Plan (“2021 ESPP”). The 2021 ESPP permits participants to purchase shares of the Company’s Common Stock, up to the IRS allowable limit, through contributions (in the form of payroll deductions or otherwise to the extent permitted by the administrator) of up to 15% of their eligible compensation. The 2021 ESPP provides for consecutive, overlapping 24-month offering periods, subject to certain rollover and reset mechanisms as defined in the ESPP. Participants are permitted to purchase shares of the Company’s Common Stock at the end of each 6-month purchase period at 85% of the lower of the fair market value of the Company’s Common Stock on the first trading day of an offering period or on the last trading date of each purchase period. A participant may purchase a maximum of 500 shares of the Company’s Common Stock during a purchase period. Participants may end their participation at any time during an offering and will be refunded any accrued contributions that have not yet been used to purchase shares. Participation ends automatically upon termination of employment with the Company. The initial offering period was from October 1, 2021 through September 9, 2023. Thereafter, offering periods begin on March 10 and September 10.
Further, on the first day of each March during the term of the 2021 ESPP, commencing on March 1, 2021 and ending on (and including) March 1, 2040, the aggregate number of shares of Common Stock that may be issued under the 2021 ESPP shall automatically increase by a number equal to the lesser of (i) one percent (1%) of the total number of shares of Common Stock issued and outstanding on the last day of the preceding month, (ii) 270,000 shares of Common Stock (subject to standard anti-dilution adjustments), or (iii) a number of shares of Common Stock determined by the Company’s Board of Directors. As of January 31, 2026, 751,149 shares of Common Stock were available under the 2021 ESPP.
During the year ended January 31, 2026, the Company’s employees purchased 194,034 shares of its Common Stock under the 2021 ESPP. The shares were purchased at a weighted-average purchase price of $10.77 per share, with proceeds of $2.1 million. During the year ended January 31, 2025, the Company’s employees purchased 151,664 shares of its Common Stock under the 2021 ESPP. The shares were purchased at a weighted-average purchase price of $28.41 per share, with proceeds of $4.3 million. During the year ended January 31, 2024, the Company’s employees purchased 63,265 shares of its Common Stock under the 2021 ESPP. The shares were purchased at a weighted-average purchase price of $130.81 per share, with proceeds of $8.3 million.

Table of Content
2021 Equity Incentive Plan
On February 25, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (“2021 EIP”). Under the 2021 EIP, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), and certain other awards which are settled in the form of shares of Common Stock issued under this 2021 EIP. On the first day of each March, beginning on March 1, 2021 and continuing through March 1, 2030, the 2021 EIP reserve will automatically increase by a number equal to the lesser of (a) 5% of the total number of shares of Common Stock actually issued and outstanding on the last day of the preceding month and (b) a number of shares of Common Stock determined by the Company’s Board of Directors. As of January 31, 2026, 1,000,234 shares of Common Stock were available under the 2021 EIP.
There were no options granted for the year ended January 31, 2026.
Restricted Stock Units
The 2021 EIP provides for the issuance of RSUs to employees and directors. A summary of activity of RSUs under the 2021 EIP at January 31, 2026 and changes during the periods then ended is presented in the following table, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 1, Description of Business and Basis of Presentation:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 31, 2025	1,827,940	$57.32
RSU granted	1,971,733	$12.42
RSU vested	(1,145,673)	$49.95
RSU forfeited	(458,703)	$29.92
Outstanding as of January 31, 2026	2,195,297	$26.56
The total grant date fair value of RSUs vested during the year ended January 31, 2026, 2025 and 2024 were $57.2 million, $74.6 million, and $84.5 million, respectively.
Performance Restricted Stock Units
Pursuant to the 2021 EIP, the Company grants Performance Restricted Stock Units (PRSUs) to certain officers, including the Company’s Chief Executive Officer. Vesting of the PRSUs is dependent upon the satisfaction of either market-based or performance based conditions as well as service-based conditions.
The grant date fair value of market-based PRSUs are valued based on a Monte Carlo valuation model. Vesting of the PRSUs is dependent upon the satisfaction of both market- and service-based conditions occurring at the end of a four- or five- year period. The market-based condition is achieved if the closing price of the Company’s Common Stock is greater than or equal to the applicable stock price target over a specified consecutive period at any time during the period beginning the date of the grant and ending on the expiration date.
The grant date fair value of performance-based PRSUs are valued based on the Company’s stock market value on the grant date. Stock-based compensation expense is recognized over the requisite service period based on the number of units expected to vest, which is reassessed during each reporting period based on the Company’s evaluation of the probability of achieving the applicable performance conditions.
A summary of activity of PRSUs under the 2021 EIP at January 31, 2026 and changes during the periods then ended is presented in the following table, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 1, Description of Business and Basis of Presentation:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 31, 2025	186,646	$47.75
PRSU granted	348,187	$12.52
PRSU forfeited	(89,900)	$32.70
Outstanding as of January 31, 2026	444,933	$23.22

Table of Content
2026 Inducement Plan
On January 15, 2026, the Board of Directors of the Company adopted the ChargePoint Holdings, Inc. 2026 Inducement Plan (the “Inducement Plan”). The Inducement Plan will serve to advance the interests of the Company by providing a material inducement for individuals to join the Company as employees by affording such individuals an opportunity to acquire a proprietary interest in the Company. The Inducement Plan has not been and will not be approved by the Company’s stockholders. Awards under the Inducement Plan will be made pursuant to the exemption from NYSE stockholder approval requirements for equity compensation provided by NYSE Listed Company Manual 303A.08 or any successor rule thereto (the “Inducement Rules”).
The Inducement Plan provides for the grant of certain equity-based awards solely to persons expected to become officers and other employees of the Company and its subsidiaries as the Company’s Compensation and Organizational Development Committee of its Board of Directors (the “Compensation Committee”) in its sole discretion may select from time to time and who is eligible to receive an award under the Inducement Plan pursuant to the Inducement Rules. The maximum number of shares available for grant under the Inducement Plan is 300,000 shares of the Company’s Common Stock (subject to adjustment for recapitalizations, stock splits, reorganizations and similar transactions). The terms of the Inducement Plan are generally identical to the terms of the 2021 EIP (modified as necessary to comply with the Inducement Rules), is administered by the Compensation Committee, and expires ten years from the date of effectiveness. As of January 31, 2026, 300,000 shares were reserved for future issuance under the Inducement Plan.

2017 Plan and 2007 Plan
In fiscal year 2022, the Company terminated its 2017 Stock Option Plan (the “2017 Plan”) and 2007 Stock Option Plan (the “2007 Plan”). No further awards will be granted under the 2017 and 2007 Plans. As of January 31, 2026, 98,783 shares and 19,973 shares of Common Stock remain reserved for outstanding awards issued under the 2017 and 2007 Plans, respectively. Stock-based awards forfeited, cancelled or repurchased from the above plans generally are returned to the pool of shares of Common Stock available for issuance under the 2021 EIP Plan.
Stock Options Activity
A summary of option activity under the 2017 and 2007 Plans at January 31, 2026 and changes during the periods then ended is presented in the following table, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 1, Description of Business and Basis of Presentation:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2025	135,179	$15.34	3.9	$528
Exercised	(4,004)	$11.95
Cancelled	(12,419)	$14.90
Outstanding as of January 31, 2026	118,756	$15.51	3.1	$—
Options vested and expected to vest as of January 31, 2026	118,756	$15.51	3.1	$—
Exercisable as of January 31, 2026	118,756	$15.51	3.1	$—
The Company did not grant any options during the years ended January 31, 2026 and 2025. The total fair value of options vested during the years ended January 31, 2025 and 2024 was $0.2 million, and $46.3 million, respectively. There were no options that vested during the year ended January 31, 2026.
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

Table of Content
The weighted-average assumptions in the Black-Scholes option-pricing models used to determine the fair value of ESPP rights granted during the year ended January 31, 2026, 2025 and 2024 were as follows:

	Year Ended January 31,
	2026	2025	2024
Expected volatility	78.8% - 97.8%	83.2% - 100.3%	62.3% - 70.8%
Risk-free interest rate	3.5% - 5.2%	3.5% - 5.2%	4.5% - 5.4%
Dividend rate	0.0%	0.0%	0.0%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
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
There were no PRSU awards granted during the year ended January 31, 2026 that required the fair value to be determined using a Monte Carlo simulation model on the grant date. The weighted-average assumptions in the Monte Carlo valuation model used to determine the fair value of PRSUs granted during the year ended January 31, 2025, and 2024 were as follows:

	Year Ended January 31,
	2025	2024
Expected volatility	81.7% - 84.8%	68.4% - 82.4%
Risk-free interest rate	3.6% - 4.3%	4.0% - 4.3%
Dividend rate	0.0%	0.0%
Expected term (in years)	1.1 - 3.1	0.9 - 3.1

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
11.    Income Taxes
The components of net loss before income taxes were as follows:

	Year Ended January 31,
	2026	2025	2024
	(in thousands)
Domestic	$(220,155)	$(277,823)	$(457,788)
Foreign	4,006	5,129	158
Net loss before income taxes	$(216,149)	$(272,694)	$(457,630)

Table of Content
The components of the provision for (benefit from) income taxes were as follows:

	Year Ended January 31,
	2026	2025	2024
	(in thousands)
Current
Federal	$—	$61	$218
State	123	13	17
Foreign	4,366	3,998	1,942
Total current	$4,489	$4,072	$2,177
Deferred
Foreign	(441)	300	(2,198)
Total deferred	(441)	300	(2,198)
Total provision for (benefit from) income taxes	$4,048	$4,372	$(21)
The table below provides the updated requirements of ASU 2023-09 for the Company’s effective tax rate for the year ended January 31, 2026. See Note 1, Description of the Business and Summary of Significant Accounting Policies for additional details on the adoption of ASU 2023-09.

	Year Ended January 31,
	2026
U.S. federal statutory tax rate	$(45,391)	21.0%
State and local income taxes, net of federal tax effect	(676)	0.3%
Effect of cross-border tax laws	513	(0.2%)
Change in valuation allowances	30,507	(14.1%)
Nondeductible items
Nondeductible stock-based compensation	11,145	(5.2%)
Permanent difference on debt Exchange Transaction	3,164	(1.5)%
Other adjustments	1,401	(0.7)%
Changes in unrecognized tax benefits	3,331	(1.5)%
Foreign tax effects	54	—%
Total income tax expense	$4,048	(1.9)%
The Company presents the impact of uncertain tax positions in the effective tax rate reconciliation on an aggregate worldwide basis. This uncertain tax position line amounts includes the positions related to federal and state research and development (“R&D”) credits as well as transfer pricing matters.  Accordingly, amounts related to uncertain tax positions are included in the “Changes in unrecognized tax benefits” line and are not allocated to specific jurisdictions, such as federal, state, or foreign taxes. As a result, certain items related to state or foreign tax matters may be reflected within this line rather than within the respective jurisdictional categories in the rate reconciliation. Greater than 50% of the state tax benefit was primarily due to California R&D credits.

As previously disclosed for the periods ended January 31, 2025 and 2024, prior to the adoption of ASU 2023-09, the effective income tax rate differed from the statutory federal income tax rate as follows:

	Year Ended January 31,
	2025	2024
Tax at federal statutory rate	21.0%	21.0%
Stock-based compensation	(7.6%)	(2.6%)
Change in valuation allowance	(13.4%)	(19.5%)
Research and development tax credits	0.4%	0.6%
Other	(2.0)%	0.6%
Effective tax rate	(1.6)%	0.1%

Table of Content
The significant components of the Company’s deferred tax assets and liabilities as of January 31, 2026 and 2025 were as follows:

	Year Ended January 31,
	2026	2025
	(in thousands)
Deferred tax assets:
Net operating losses	$304,482	$278,637
Research & development credits	45,207	44,047
Deferred revenue	28,649	33,188
Accruals and reserves	18,307	20,377
Stock-based compensation	2,732	3,860
Operating lease liabilities	3,953	5,024
Capitalized research & development expense	71,713	78,632
Interest expense limitation	12,340	8,550
Inventory reserves	13,022	15,350
Debt book-tax basis difference	19,339	—
UNICAP adjustment	9,243	8,850
Depreciation and amortization	296	—
Total deferred tax assets	529,283	496,515
Less: valuation allowance	(523,065)	(486,356)
Deferred tax liabilities:
Depreciation and amortization	—	(345)
Operating lease right-of-use assets	(2,905)	(3,706)
Acquired intangible assets	(14,229)	(15,598)
Deferred commission	(1,933)	(2,347)
Other	(189)	—
Total deferred tax liabilities	(19,256)	(21,996)
Net deferred tax assets (liabilities)	$(13,038)	$(11,837)
Under the Tax Cuts and Jobs Act, for tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize all R&D expenditures that are paid or incurred in connection with their trade or business which represent costs in the experimental or laboratory sense. Specifically, research and development expenditures capitalized pursuant to Internal Revenue Code Section 174 are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. The One Big Beautiful Bill Act (“OBBBA”), enacted on July 4, 2025, restored the immediate expensing of domestic R&D expenses and allowed accelerated expensing of previously capitalized domestic R&D as of December 31, 2024. Foreign research costs remain subject to capitalization and amortization over a 15-year period.
The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the Company’s historical operating losses in the United States (“US”), the Company believes that it is more likely than not that the US deferred taxes will not be realized; accordingly, the Company has recorded a full valuation allowance on its net US deferred tax assets as of January 31, 2026 and 2025. The valuation allowance increased by $36.7 million, $46.9 million, and $110.7 million during the years ended January 31, 2026, 2025, and 2024, respectively, primarily driven by losses, capitalized research and development expenses, and tax credits generated in the United States.
As of January 31, 2026, the Company had federal and California state net operating loss (“NOL”) carryforwards of $1,163.6 million and $456.2 million, respectively, of which $974.9 million of the federal NOL carryforwards can be carried forward indefinitely. The federal and California state net operating loss carryforwards begin to expire in 2028 and 2029, respectively. In addition, the Company had NOLs for other states of $515.8 million, which began to expire in the year 2026.
As of January 31, 2026, the Company had federal and California state research credit carryforwards of $41.2 million and $43.3 million, respectively. The federal credit carryforwards will begin to expire in 2038. The California research credit carryforwards can be carried forward indefinitely.
Under Internal Revenue Code Section 382 (“Section 382”), the Company’s ability to utilize NOL carryforwards or other tax attributes such as research tax credits, in any taxable year may be limited if the Company experiences, or has experienced, an “ownership change.” A Section 382 ownership change generally occurs if one or more stockholders or groups of stockholders, who own at least 5% of the Company’s stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. The Company completed its Section 382 analysis and determined

Table of Content
it had experienced ownership changes in some periods through January 31, 2026. As a result of the ownership changes, approximately $17.1 million of Federal NOLs, $17.5 million of California NOLs, and $4.7 million of federal tax credits are expected to expire unutilized for income tax purposes and have been excluded from the deferred tax asset table. Subsequent ownership changes may affect the limitation in future years.
The following table summarizes the activity related to unrecognized tax benefits as follows:

	Year Ended January 31,
	2026	2025	2024
	(in thousands)
Unrecognized tax benefits - beginning	$35,533	$32,093	$25,762
Gross changes - prior period tax position	—	(103)	—
Gross changes - current period tax position	3,537	3,543	6,331
Unrecognized tax benefits — ending	$39,070	$35,533	$32,093
As of January 31, 2026, the Company had unrecognized tax benefits of $39.1 million, which would not impact the effective tax rate, if recognized, due to the valuation allowance. The unrecognized tax benefits are primarily related to activities which the Company believes qualify for research and development tax credits. The nature of these activities as creditable may be subject to a different interpretation upon a tax examination. It is unlikely that the amount of liability for unrecognized tax benefits will significantly change over the next twelve months.
It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. As of January 31, 2026, the Company had no accrued interest and penalties related to uncertain tax positions. The fiscal years ended March 2008 through January 2025 remain open to examination due to the carryover of unused net operating losses and tax credits. The Company does not expect its uncertain tax positions to change significantly within the next twelve months.
In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Cuts and Jobs Act of 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or treating any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. The Company has elected to treat any potential GILTI inclusions as a period cost.
Income taxes paid are as follows (in thousands):

Year Ended January 31,
2026
(in thousands)
U.S. State	$—
Foreign
India	928
UK	644
Germany	408
Canada	399
Netherlands	276
Austria	176
All other foreign	53
Income taxes paid	$2,884
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
Revenue by geographic area based on the shipping address of the customers was as follows:

	Year Ended January 31,
	2026	2025	2024
	(in thousands)
United States	$306,953	$299,999	$380,067
Rest of World	104,271	117,084	126,572
Total revenue	$411,224	$417,083	$506,639
Long-lived assets by geographic area were as follows:

	January 31,
	2026	2025
	(in thousands)
United States	$40,793	$55,198
Netherlands	50,406	54,000
Rest of World	5,450	7,018
Total long-lived assets	$96,649	$116,216
13.    Basic and Diluted Net Loss per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the years ended January 31, 2026, 2025, and 2024, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 1, Description of Business and Basis of Presentation:

	Year Ended January 31,
	2026	2025	2024
	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$(220,197)	$(277,066)	$(457,609)
Net loss attributable to common stockholders - Basic	$(220,197)	$(277,066)	$(457,609)
Net loss attributable to common stockholders - Diluted	$(220,197)	$(277,066)	$(457,609)
Denominator:
Weighted average common shares outstanding	23,408,373	21,674,490	18,777,196
Less: Weighted-average unvested restricted shares and shares subject to repurchase	—	—	(702)
Weighted average shares outstanding - Basic	23,408,373	21,674,490	18,776,494
Weighted average shares outstanding - Diluted	23,408,373	21,674,490	18,776,494

Net loss per share - Basic	$(9.41)	$(12.78)	$(24.37)
Net loss per share - Diluted	$(9.41)	$(12.78)	$(24.37)

Table of Content

The potential shares of Common Stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 1, Description of Business and Basis of Presentation, because including them would have had an antidilutive effect were as follows:

	Year Ended January 31,
	2026	2025	2024
2028 Convertible Notes (on an as-converted basis)	47,208	1,303,124	1,250,000
Options to purchase common stock	118,756	135,296	569,838
Restricted stock units	2,195,297	1,830,854	1,420,806
Unvested early exercised common stock options	—	—	33
2025 Warrants	1,671,000	—	—
Legacy Warrants	1,724,961	1,724,961	1,724,961
Employee stock purchase plan	840,035	422,113	467,433
Total potentially dilutive common share equivalents	6,597,257	5,416,348	5,433,071
PRSUs granted during the fiscal years ended January 31, 2026, 2025 and 2024 were excluded from the above table because the respective stock price targets had not been met as of the year end.
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
As of January 31, 2026, no restructuring-related liabilities remained in accrued and other current liabilities. As of January 31, 2025, $0.4 million in restructuring-related liabilities related to the September 2024 Reorganization remained in accrued and other current liabilities.
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

Table of Content
During the twelve months ended January 31, 2026, no further restructuring charges related to the January 2024 Reorganization were incurred. The following table summarizes the January 2024 Reorganization charges by line item within the Company’s consolidated statements of operations for the year ended January 31, 2024:

	Severances and employment-related termination costs	Facility and other contract terminations	Total
	(in thousands)
Cost of revenue	$632	$—	$632
Research and development	7,540	—	7,540
Sales and marketing	500	—	500
General and administrative	1,274	2,708	3,982
Total	$9,946	$2,708	$12,654
During the twelve months ended January 31, 2026, changes to the restructuring-related liabilities were primarily due to cash disbursements of severance and employment-related exit costs and facility exit costs. As of January 31, 2026, no restructuring-related liabilities remained in accrued and other current liabilities. As of January 31, 2025, restructuring liabilities related to the January 2024 Reorganization were $1.2 million entirely related to severance and employment-related exit costs.
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
During the twelve months ended January 31, 2026, changes to the restructuring-related liabilities were primarily due to cash disbursements of severance and employment-related exit costs. As of January 31, 2026, restructuring liabilities related to the September 2023 Reorganization were $0.1 million entirely related to facility exit cost. As of January 31, 2025, restructuring liabilities related to the September 2023 Reorganization were $0.3 million, including $0.1 million in severance and employment-related exit cost and $0.2 million in facility exit cost.
15.     Subsequent Events
On March 31, 2026, the Company implemented a reorganization of its operations including a reduction of the Company’s current global workforce by approximately 10% (the “March 2026 Reorganization”). The Company estimates the aggregate restructuring costs associated with the March 2026 Reorganization to be approximately $8.0 million, primarily consisting of severance benefits, employee benefits and related costs and facility exit costs. The Company expects to complete the March 2026 Reorganization during its second quarter for fiscal year 2027 and to incur these costs primarily during its first and second quarters for fiscal year 2027. The estimates of the charges and expenditures that the Company expects to incur in connection with the March 2026 Reorganization, and the timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from estimates. In addition, the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the March 2026 Reorganization.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Table of Content
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
ChargePoint’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated, as of January 31, 2026, the effectiveness of ChargePoint’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that ChargePoint’s disclosure controls and procedures were effective at the reasonable assurance level as of January 31, 2026.
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
ChargePoint’s management, under the supervision of and with the participation of its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of ChargePoint’s internal control over financial reporting as of January 31, 2026 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on the assessment by ChargePoint’s management, ChargePoint’s management concluded that ChargePoint’s internal control over financial reporting was effective as of January 31, 2026.
ChargePoint’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of ChargePoint’s internal control over financial reporting as of January 31, 2026, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, ChargePoint’s internal control over financial reporting.
Item 9B. Other Information.
During the three months ended January 31, 2026, none of our directors or executive officers modified or terminated a Rule 10b5-1 trading arrangement or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.
March 2026 Reorganization
On March 31, 2026, the Company implemented a reorganization of its operations including a reduction of the Company's current global workforce by approximately 10% (the “March 2026 Reorganization”). The Company estimates the aggregate restructuring costs associated with the March 2026 Reorganization to be approximately $8.0 million, primarily consisting of severance benefits, employee benefits and related costs. The Company expects to complete the March 2026 Reorganization during its second quarter for fiscal year 2027 and to incur these costs primarily during its first and second quarters for fiscal year 2027. The estimates of the charges and expenditures that the Company expects to incur in connection with the March 2026 Reorganization, and the timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from

Table of Content
estimates. In addition, the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the March 2026 Reorganization.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Table of Content
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information relating to directors, executive officers and corporate governance will be presented in the definitive proxy statement filed pursuant to Regulation 14A for the 2026 Annual Meeting of Stockholders to be held on or about July 21, 2026, which information is incorporated herein by reference.
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
Item 11. Executive Compensation.
Information relating to executive compensation will be presented in the definitive proxy statement filed pursuant to Regulation 14A for the 2026 Annual Meeting of Stockholders to be held on or about July 21, 2026, which information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information relating to securities authorized for issuance under equity compensation plans and other information required to be provided in response to this item will be presented in the definitive proxy statement filed in pursuant to Regulation 14A for the 2026 Annual Meeting of Stockholders to be held on or about July 21, 2026, which information is incorporated herein by reference. In addition, descriptions of ChargePoint’s equity compensation plans are set forth in Note 10, Equity Plans and Stock-Based Compensation, in Part II, Item 8 in the notes to the consolidated financial statements included in this Annual Report.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required to be provided in response to this item will be presented in the definitive proxy statement filed pursuant to Regulation 14A for the 2026 Annual Meeting of Stockholders to be held on or about July 21, 2026, which information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
Information required to be provided in response to this item will be presented in the definitive proxy statement filed pursuant to Regulation 14A for the 2026 Annual Meeting of Stockholders to be held on or about July 21, 2026, which information is incorporated herein by reference.

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

3.4
Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of ChargePoint Holdings, Inc. dated July 25, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K (File No. 001-39004) filed with the SEC on July 28, 2025).

4.1
Form of Warrant to Purchase Shares of Common Stock of ChargePoint, Inc. (incorporated by reference to Exhibit 4.2 to Switchback Energy Acquisition Corporation’s Registration Statement on Form S-4/A (File No. 333-249549), filed with the SEC on December 4, 2020).

4.2	Form of 2025 Warrant (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K (File No. 001-39004) filed with the SEC on November 18, 2025).

4.3+	Description of Registrant’s Securities.

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

10.1^
Exchange Agreement, dated November 14, 2025, by and between ChargePoint Holdings, Inc. and the Exchanging Creditors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-39004) filed with the SEC on November 18, 2025).

10.2^
Credit and Security Agreement, dated November 14, 2025, by and among ChargePoint, Inc., ChargePoint Holdings, Inc., certain subsidiary guarantors, the lenders party thereto and Alter Domus (US) LLC (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K (File No. 001-39004) filed with the SEC on November 18, 2025).

10.3*^
Offer Letter, dated September 2, 2022, between ChargePoint, Inc. and Jagdeep Singh (incorporated by reference to Exhibit 10.3 to ChargePoint Holdings, Inc.’s Annual Report on Form 10-K (File No. 001-39004), filed with the SEC on April 1, 2024).

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

Table of Content

Exhibit No.	Description

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to ChargePoint Holdings, Inc.’s Annual Report on Form 10-K (File No. 001-39004), filed with the SEC on April 4, 2022).

10.7*
ChargePoint Holdings Incentive Bonus Plan (incorporated by reference to Exhibit 10.10 to ChargePoint Holdings, Inc.’s Current Report on Form 8-K (File No. 001-39004), filed with the SEC on March 1, 2021).

10.8*
ChargePoint Holdings, Inc. Compensation Program for Non-Employee Directors, dated June 8, 2023 (incorporated by reference to Exhibit 10.2 to ChargePoint Holdings, Inc.’s Quarterly Report on Form 10-Q (File No. 001-39004), filed with the SEC on September 11, 2023).

10.9
Registration Rights Agreement, dated November 14, 2025, by and between ChargePoint Holdings, Inc. and the Exchanging Holders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K (File No. 001-39004) filed with the SEC on November 18, 2025).

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

10.12*
Form of Restricted Stock Unit Award Agreement and Notice under ChargePoint Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to ChargePoint Holdings, Inc.’s Quarterly Report on Form 10-Q (File No. 001-39004), filed with the SEC on September 11, 2023).

10.13*
Form of Performance Restricted Stock Unit Award Agreement and Notice under ChargePoint Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to ChargePoint Holdings, Inc.’s Quarterly Report on Form 10-Q (File No. 001-39004), filed with the SEC on September 11, 2023).

10.14*
ChargePoint Holdings, Inc. Executive Severance Plan, effective February 29, 2024 (incorporated by reference to Exhibit 10.18 to ChargePoint Holdings, Inc.’s Annual Report on Form 10-K (File No. 001-39004), filed with the SEC on April 1, 2024).

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

10.21*
Offer Letter, dated August 16, 2024, between ChargePoint, Inc. and David Vice (incorporated by reference to Exhibit 10.1 to ChargePoint Holdings, Inc.’s Quarterly Report on Form 10-Q (File No. 001-39004), filed with the SEC on June 6, 2025).

10.22*
Offer Letter, dated December 30, 2020, between ChargePoint, Inc. and Rebecca Chavez (incorporated by reference to Exhibit 10.2 to ChargePoint Holdings, Inc.’s Quarterly Report on Form 10-Q (File No. 001-39004), filed with the SEC on September 9, 2024).

10.23+*	ChargePoint Holdings, Inc. 2026 Inducement Plan.

19.1
ChargePoint Holdings, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to ChargePoint Holdings, Inc.’s Annual Report on Form 10-K (File No. 001-39004), filed with the SEC on March 28, 2025)

21.1	Material Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to ChargePoint Holdings, Inc.’s Annual Report on Form 10-K (File No. 001-39004), filed with the SEC on April 1, 2024)

23.1+	Consent of PricewaterhouseCoopers LLP.

Table of Content

Exhibit No.	Description

24.1+	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K)

31.1+	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1***	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2***	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

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

April 2, 2026

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

Signature	Title	Signature Date

/s/ Mansi Khetani	Chief Financial Officer	April 2, 2026
MANSI KHETANI	(Principal Financial Officer & Principal Accounting Officer)

/s/ Rick Wilmer	Chief Executive Officer and Director	April 2, 2026
RICK WILMER	(Principal Executive Officer)

/s/ Roxanne Bowman	Director	April 2, 2026
ROXANNE BOWMAN

/s/ Elaine L. Chao	Director	April 2, 2026
ELAINE L. CHAO

/s/ Bruce Chizen	Director	April 2, 2026
BRUCE CHIZEN

/s/ Mitesh Dhruv	Director	April 2, 2026
MITESH DHRUV

/s/ Axel Harries	Director	April 2, 2026
AXEL HARRIES

/s/ Jeffrey Harris	Director	April 2, 2026
JEFFREY HARRIS

/s/ Susan Heystee	Director	April 2, 2026
SUSAN HEYSTEE

Table of Content

Signature	Title	Signature Date

/s/ Mark Leschly	Director	April 2, 2026
MARK LESCHLY

/s/ Michael Linse	Director	April 2, 2026
MICHAEL LINSE

/s/ Ekta Singh-Bushell	Director	April 2, 2026
EKTA SINGH-BUSHELL

/s/ G. Richard Wagoner, Jr.	Director	April 2, 2026
G. RICHARD WAGONER, JR.