Form 10-Q
period 2026-04-30
ChargePoint Holdings, Inc.
filed 2026-06-08
CIK 1777393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2026
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

The registrant had outstanding 25,897,631 shares of common stock as of May 22, 2026.

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

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ChargePoint Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data, unaudited)

	April 30, 2026	January 31, 2026
Assets
Current assets:
Cash and cash equivalents	$95,779	$141,564
Restricted cash	400	400
Accounts receivable, net of allowance of $14,000 as of April 30, 2026 and $16,000 as of January 31, 2026	80,555	86,132
Inventories	203,596	214,903
Prepaid expenses and other current assets	20,735	19,028
Total current assets	401,065	462,027
Property and equipment, net	22,437	24,665
Intangible assets, net	56,664	60,534
Operating lease right-of-use assets	9,518	11,450
Goodwill	225,767	227,938
Other assets	5,538	5,631
Total assets	$720,989	$792,245

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$77,885	$90,094
Accrued and other current liabilities	137,122	141,723
Deferred revenue	119,072	119,381
Debt, current	15,598	32,371
Total current liabilities	349,677	383,569
Deferred revenue, noncurrent	129,575	131,200
Debt, noncurrent	224,135	228,480
Operating lease liabilities	9,504	10,677
Deferred tax liabilities	12,358	13,038
Other long-term liabilities	4,842	3,982
Total liabilities	730,091	770,946
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Common stock: $0.0001 par value; 1,000,000,000 shares authorized as of each of April 30, 2026 and January 31, 2026; 25,897,631 and 24,316,597 shares issued and outstanding as of April 30, 2026 and January 31, 2026, respectively	2	2
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of each of April 30, 2026 and January 31, 2026; zero shares issued and outstanding as of April 30, 2026 and January 31, 2026	—	—
Additional paid-in capital	2,145,153	2,128,764
Accumulated other comprehensive income	582	4,168
Accumulated deficit	(2,154,839)	(2,111,635)
Total stockholders’ equity (deficit)	(9,102)	21,299
Total liabilities and stockholders’ equity (deficit)	$720,989	$792,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Three months ended April 30,
	2026	2025
Revenue
Networked Charging Systems	$53,307	$52,059
Subscriptions	40,775	38,020
Other	7,737	7,561
Total revenue	101,819	97,640
Cost of revenue
Networked Charging Systems	48,954	48,638
Subscriptions	17,920	15,366
Other	5,323	5,650
Total cost of revenue	72,197	69,654
Gross profit	29,622	27,986
Operating expenses
Research and development	35,597	33,510
Sales and marketing	23,594	26,192
General and administrative	17,585	22,124
Total operating expenses	76,776	81,826
Loss from operations	(47,154)	(53,840)
Interest income	336	1,164
Interest expense	(274)	(6,436)
Other income, net	5,096	2,613
Net loss before income taxes	(41,996)	(56,499)
Provision for income taxes	1,208	622
Net loss	$(43,204)	$(57,121)
Weighted average shares outstanding - Basic and Diluted (1)	24,630,127	22,952,278
Net loss per share - Basic and Diluted (1)	$(1.75)	$(2.49)
(1) Amounts have been adjusted to reflect 1-for-20 reverse stock split that became effective on July 28, 2025. See Note 1, “Description of Business and Basis of Presentation” for additional details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, unaudited)

	Three months ended April 30,
	2026	2025
Net loss	$(43,204)	$(57,121)
Other comprehensive income:
Foreign currency translation adjustment	(3,586)	20,112
Other comprehensive income (loss)	(3,586)	20,112
Comprehensive loss	$(46,790)	$(37,009)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data, unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of January 31, 2026	24,316,597	$2	$2,128,764	$4,168	$(2,111,635)	$21,299
Issuance of common stock under stock plans, net of tax withholding	281,530	—	(44)	—	—	(44)
Issuance of common stock upon ESPP purchase	99,562	—	472	—	—	472
Issuance of common stock in connection with Interest Shares	1,199,942	—	6,573	—	—	6,573
Stock-based compensation	—	—	9,388	—	—	9,388
Net loss	—	—	—	—	(43,204)	(43,204)
Other comprehensive loss	—	—	—	(3,586)	—	(3,586)
Balances as of April 30, 2026	25,897,631	$2	$2,145,153	$582	$(2,154,839)	$(9,102)

	Common Stock (1)		Additional Paid-In Capital (1)	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2025	22,805,115	$2	$2,054,340	$(25,433)	$(1,891,438)	$137,471
Issuance of common stock under stock plans, net of tax withholding	175,317	—	19	—	—	19
Issuance of common stock upon ESPP purchase	101,976	—	1,269	—	—	1,269
Stock based compensation	—	—	16,838	—	—	16,838
Net loss	—	—	—	—	(57,121)	(57,121)
Other comprehensive income	—	—	—	20,112	—	20,112
Balances as of April 30, 2025	23,082,408	$2	$2,072,466	$(5,321)	$(1,948,559)	$118,588
(1) Amounts have been adjusted to reflect 1-for-20 reverse stock split that became effective on July 28, 2025. See Note 1, “Description of Business and Basis of Presentation” for additional details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended April 30,
	2026	2025
Cash flows from operating activities
Net loss	$(43,204)	$(57,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,332	6,928
Non-cash operating lease cost	837	876
Stock-based compensation	10,595	17,863
Amortization of deferred contract acquisition costs	780	844
Paid-in-kind non-cash interest expense	387	9,397
Foreign currency transactions (gain) loss	321	(3,499)
Reserves and other	(9,538)	1,644
Changes in operating assets and liabilities:
Accounts receivable, net	5,470	(13)
Inventories	15,749	2,816
Prepaid expenses and other assets	(2,486)	(10,703)
Accounts payable, operating lease liabilities, and accrued and other liabilities	(20,331)	(6,418)
Deferred revenue	(1,472)	4,418
Net cash used in operating activities	(36,560)	(32,968)
Cash flows from investing activities
Purchases of property and equipment	(1,137)	(1,060)
Net cash used in investing activities	(1,137)	(1,060)
Cash flows from financing activities
Repayment of borrowings	(9,625)	—
Proceeds from the issuance of common stock under employee equity plans, net of tax withholding	428	1,288
Change in driver funds and amounts due to customers	1,643	1,149
Net cash (used in) provided by financing activities	(7,554)	2,437
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(534)	2,969
Net decrease in cash, cash equivalents, and restricted cash	(45,785)	(28,622)
Cash, cash equivalents, and restricted cash at beginning of period	141,964	224,971
Cash, cash equivalents, and restricted cash at end of period	$96,179	$196,349
Supplementary cash flow information
Cash paid for interest	$—	$150
Cash paid for taxes	$767	$1,419
Supplementary cash flow information on noncash investing and financing activities
Acquisitions of property and equipment included in accounts payable and accrued and other current liabilities	$452	$95
Issuance of Common Stock for contractual Interest Shares*	$6,573	$—
Non-cash adjustment to right-of-use asset due to reorganization	$(1,040)	$—

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
The Company’s fiscal year ends on January 31. References to fiscal year 2026 relate to the fiscal year ended January 31, 2026 and to fiscal year 2027 refer to the fiscal year ending January 31, 2027.
Basis of Presentation
The condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended January 31, 2026 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2026, which provides a more complete discussion of the Company’s accounting policies and certain other information. The information as of January 31, 2026, included on the condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position as of April 30, 2026, the results of operations for the three months ended April 30, 2026 and 2025, and cash flows for the three months ended April 30, 2026 and 2025. The results of operations for the three months ended April 30, 2026, are not necessarily indicative of the results that may be expected for the year ending January 31, 2027.
The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has been engaged in developing and marketing its Networked Charging Systems, subscriptions and other offerings, raising capital, and recruiting personnel, and it has incurred net operating losses and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of April 30, 2026, the Company had an accumulated deficit of $2,154.8 million.
The Company’s principal sources of liquidity are its cash and cash equivalents, cash generated from sales to customers, debt financing (as described in Note 6, Debt), and sales of Common Stock. The Company had cash, cash equivalents and restricted cash of $96.2 million as of April 30, 2026. Cash outflow from operations was $36.6 million and $33.0 million for the three months ended April 30, 2026 and 2025, respectively. As of the date on which these condensed consolidated financial statements were issued, the Company believes that its cash on hand, together with cash generated from sales to customers, will satisfy its working capital and capital requirements for at least the next twelve months following the issuance of the condensed consolidated financial statements. The Company’s assessment of the period of time its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties. The Company’s actual results could vary as a result of, and its near- and long-term future capital requirements will depend on, many factors, including its growth rate, subscription renewal activity, the timing and extent of spending to support its acquisitions, infrastructure and research and development efforts, the expansion of sales and marketing activities, the timing of new introductions of products or features, the continuing market adoption of its Networked Charging Systems and ChargePoint Platform, and the overall market acceptance of EVs. The Company has and may in the future enter into arrangements to acquire or invest in complementary businesses,

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
services and technologies, including intellectual property rights. The Company has based its estimates on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. The Company may be required to seek additional equity or debt financing. Future liquidity and cash requirements will depend on numerous factors, including market penetration, the introduction of new products, and potential acquisitions of related businesses or technology. If additional financing is required from outside sources, the Company may not be able to raise it on acceptable terms or at all. If the Company is unable to raise additional capital when desired, or if it cannot expand its operations or otherwise capitalize on its business opportunities because it lacks sufficient capital, the Company may need to reorganize its operations including through further reductions in its workforce and its business, operating results and financial condition would be materially adversely affected.
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
2.Summary of Significant Accounting Policies
Other than policies noted below, there have been no significant changes to the significant accounting policies disclosed in Note 2 of the audited consolidated financial statements as of January 31, 2026 and 2025 and for the years ended January 31, 2026, 2025 and 2024 included in ChargePoint’s Annual Report on Form 10-K filed with the SEC on April 2, 2026.
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results and outcomes could differ significantly from the Company’s estimates, judgments and assumptions. Significant estimates include determining standalone selling price for performance obligations in contracts with customers, the estimated expected benefit period for deferred contract acquisition costs, allowances for expected credit losses, inventory reserves, the useful lives of long-lived assets, the determination of the incremental borrowing rate used for operating lease liabilities, valuation of acquired goodwill and intangible assets, the fair value of equity instruments and assumptions used to measure stock-based compensation, and the valuation of deferred income tax assets and uncertain tax positions. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, and accounts receivable. Cash and cash equivalents are held in domestic and foreign cash accounts across large, creditworthy

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents through deposits with federally insured commercial banks and at times cash balances may be in excess of federal insurance limits.
Accounts receivable are stated at the amount the Company expects to collect. The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition.
Concentration of credit risk with respect to trade accounts receivable is considered to be limited due to the diversity of the Company’s customer base and geographic sales areas. As of April 30, 2026, one customer, a channel partner, individually accounted for 14% of total accounts receivable, net. As of January 31, 2026, one customer, a channel partner, individually accounted for 14% of accounts receivable, net. For the three months ended April 30, 2026, one customer individually represented 16% of total revenue. For the three months ended April 30, 2025, one customer individually represented 13% of total revenue.
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
The reconciliation of cash, cash equivalents, and restricted cash to amounts presented in the condensed consolidated statements of cash flows were as follows:

	April 30, 2026	January 31, 2026
	(in thousands)
Cash and cash equivalents	$95,779	$141,564
Restricted cash	400	400
Total cash, cash equivalents, and restricted cash	$96,179	$141,964

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

As of April 30, 2026 and January 31, 2026, there were no assets or liabilities that were measured at fair value on a recurring basis.
Revenue Recognition
ChargePoint accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company’s contracts with customers typically include multiple performance obligations - Networked Charging Systems hardware, software subscriptions, extended maintenance, and professional services. For further details on the Company's revenue recognition policies, including the Company's significant judgments in identifying performance obligations and estimating standalone selling prices, refer to Note 2 in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2026.
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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

Recent Accounting Pronouncements
Recently Adopted Accounting Standards

In November 2024, the FASB issued Accounting Standard Update (ASU) 2024-04, “Induced Conversions of Convertible Debt Instruments”, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This ASU is effective for fiscal years beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. The Company adopted ASU 2024-04 as of February 1, 2026, on a prospective basis, and it did not have a material impact on the condensed consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This amendment introduces a practical expedient for the application of the current expected credit loss (“CECL”) model to current accounts receivable and contract assets. The amendment is effective for annual reporting periods beginning after December 15, 2025 and interim periods within those annual reporting periods on a prospective basis, with early adoption permitted. The Company adopted ASU 2025-05 as of February 1, 2026 and elected to utilize the practical expedient. The adoption of ASU 2025-05 and the election of the practical expedient did not have a material impact on the condensed consolidated financial statements.

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

In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)”, which aims to modernize the accounting for internal-use software costs by eliminating references to software development stages and introducing a new threshold for capitalization. Under the updated guidance, capitalization begins when (1) management authorizes and commits to funding the project and (2) it is probable that the project will be completed and the software will be used for its intended purpose. The ASU also provides enhanced guidance on evaluating the “probable-to-complete” threshold and consolidates website development cost guidance into Subtopic 350-40. This ASU will be effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods, with early adoption permitted. The amendments may be applied prospectively, retrospectively, or using a modified basis for in-process projects The Company is currently evaluating the impact of this amendment on the condensed consolidated financial statements and related disclosures.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In May 2026, the FASB issued ASU 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818)”, which establishes recognition, measurement, presentation, and disclosure requirements for environmental credits and related environmental credit obligations. The guidance is effective for public business entities for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. The requirements will be applied retrospectively. Early adoption is permitted. The Company is currently assessing the impact of adopting this standard on the condensed consolidated financial statements and related disclosures.
3.Goodwill and Intangible Assets
The following table summarizes the changes in carrying amounts of goodwill (in thousands):

Balance as of January 31, 2026	$227,938
Foreign exchange fluctuations	(2,171)
Balance as of April 30, 2026	$225,767
There was no impairment recognized for the three months ended April 30, 2026 and 2025.
The following table presents the details of intangible assets:

	April 30, 2026
	Cost (1)	Accumulated Amortization (1)	Net (1)	Useful Life
	(amounts in thousands, useful lives in years)
Customer relationships	$96,621	$(44,400)	$52,221	10
Developed technology	19,305	(14,862)	4,443	6
	$115,926	$(59,262)	$56,664
_______________
(1) Values are translated into U.S. Dollars at period-end foreign exchange rates.

	January 31, 2026
	Cost (1)	Accumulated Amortization (1)	Net (1)	Useful Life
	(amounts in thousands, useful lives in years)
Customer relationships	$97,681	$(42,442)	$55,239	10
Developed technology	19,476	(14,181)	5,295	6
	$117,157	$(56,623)	$60,534
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
The following table presents the amortization expense related to intangible assets:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Amortization expense	$3,213	$3,041

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4.Composition of Certain Financial Statement Items
Inventories
Inventories consisted of the following:

	April 30, 2026	January 31, 2026
	(in thousands)
Raw materials	$5,133	$6,595
Finished goods and components	198,463	208,308
Total Inventories	$203,596	$214,903
Prepaid expense and other current assets
Prepaid expense and other current assets consisted of the following:

	April 30, 2026	January 31, 2026
	(in thousands)
Prepaid expense	$7,506	$5,988
Other current assets	13,229	13,040
Total Prepaid Expense and Other Current Assets	$20,735	$19,028
Property and Equipment, net
Property and equipment, net consisted of the following:

	April 30, 2026	January 31, 2026
	(in thousands)
Machinery and equipment	$35,578	$35,320
Owned and operated systems	24,186	24,437
Tooling	17,639	17,277
Computers and software	9,546	9,710
Leasehold improvements	8,801	8,823
Furniture and fixtures	1,396	1,409
Construction in progress	243	309
	97,389	97,285
Less: Accumulated depreciation	(74,952)	(72,620)
Total Property and Equipment, Net	$22,437	$24,665

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents the depreciation expense:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Depreciation expense	$3,119	$3,887
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	April 30, 2026	January 31, 2026
	(in thousands)
Accrued expenses	$39,434	$46,184
Customer funds	20,705	21,043
Taxes payable	20,932	21,131
Refundable customer deposits	25,102	24,316
Payroll and related expenses	9,210	8,379
Reserve for losses on non-cancellable purchase commitments	7,029	7,029
Other current liabilities	14,710	13,641
Total Accrued and Other Current Liabilities	$137,122	$141,723

Revenue
Revenue consisted of the following:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
United States	$69,809	$74,874
Canada	11,551	7,935
Rest of World	20,459	14,831
Total revenue	$101,819	$97,640
Deferred Revenue
The following table shows the total deferred revenue for each period presented.

	April 30, 2026	January 31, 2026
	(in thousands)
Total deferred revenue	$248,647	$250,581

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table shows the revenue recognized that was included in the deferred revenue balance at the beginning of the period.

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Total deferred revenue recognized	$33,613	$31,345
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancellable contracted amounts that will be invoiced and recognized as revenue in future periods. Revenue expected to be recognized from remaining performance obligations was $256.9 million as of April 30, 2026, of which 49% is expected to be recognized over the next twelve months.
5.Restructuring
March 2026 Reorganization
On March 31, 2026, the Company implemented a reorganization of its operations including a reduction of the Company’s current global workforce of approximately 146 employees, or 10% of the Company’s global workforce at the time (the “March 2026 Reorganization”). As a result, in the first quarter of fiscal year 2027, the Company incurred $7.3 million of employee severance, termination and employment-related exit costs and $1.0 million of facility exit costs.

The following table summarizes the charges by line item within the Company’s condensed consolidated statements of operations for the quarter ended April 30, 2026:

	Severance and employment-related termination costs	Facility and other contract terminations	Total
	(in thousands)
Cost of revenue	$730	$—	$730
Research and development	4,122	—	4,122
Sales and marketing	1,681	—	1,681
General and administrative	786	1,040	1,826
Total	$7,319	$1,040	$8,359
During the three months ended April 30, 2025, no restructuring charges were incurred.

As of April 30, 2026, $5.3 million in restructuring-related liabilities remained in accrued and other current liabilities in the condensed consolidated balance sheets. As of January 31, 2026, restructuring liabilities related to the September 2023 reorganization of $0.1 million remained in accrued and other current liabilities in the condensed consolidated balance sheets.

ChargePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6.Debt
The following table presents a summary of debt, current and debt, noncurrent:

	Maturity	April 30, 2026	January 31, 2026
		(in thousands)
Debt, current
2025 Senior Loan	January 2030	$15,598	$32,371
Total debt, current		$15,598	$32,371

Debt, noncurrent
2025 Senior Loan	January 2030	$212,892	$217,692
2028 Convertible Notes	April 2028
Gross amount		11,811	11,330
Debt discount and issuance costs		(568)	(542)
Total 2028 Convertible Note		11,243	10,788
Total debt, noncurrent		$224,135	$228,480
2025 Senior Loan

On November 14, 2025, the Company entered into a privately negotiated exchange agreement (the “Exchange Agreement”) with certain holders (the “Exchanging Holders”) of its outstanding 2028 Convertible Notes (as described below). Pursuant to the Exchange Agreement, the Company exchanged $328.6 million of aggregate capitalized principal amount of the 2028 Notes for the following consideration (the “Exchange Transaction”): (i) $186.5 million in aggregate principal loan amount (the “2025 Senior Loan”) issued under a Credit and Security Agreement, dated November 14, 2025, by and among the Company, as parent, ChargePoint, Inc., a Delaware corporation and wholly owned subsidiary of the Company, as borrower (the “Borrower”), certain subsidiaries of the Company, as subsidiary guarantors (the “Subsidiary Guarantors”), the Exchanging Holders, and an administrative and collateral agent, as amended by Amendment No. 1 to Credit and Security Agreement, dated April, 23, 2026 ( collectively, the “2025 Credit Agreement”) (ii) $25.0 million in cash, and (iii) warrants to purchase up to 1,671,000 shares of the Company’s Common Stock at an exercise price of $25.00 per share (the “2025 Warrants), as discussed in Note 9, Stock Warrants. ChargePoint did not receive any cash proceeds from the Exchange Transaction. Following the consummation of the Exchange Transaction, $11.3 million in capitalized principal amount of 2028 Convertible Notes remained outstanding.
The Exchange Transaction was accounted for under ASC 470-60 - Troubled Debt Restructurings by Debtors. The Company recorded a gain of $11.2 million, which resulted in a decrease of basic net loss per share of $0.48, during the year ended January 31, 2026 in its consolidated statement of operations. The gain was calculated as the difference between the carrying amount of the exchanged 2028 Convertible Notes and the undiscounted cash flows of the 2025 Senior Loan, adjusted for debt issuance costs. As a result, no interest expense will be recognized for the 2025 Senior Loan through the maturity date of January 31, 2030. The Company incurred issuance costs related to the 2025 Senior Loan of approximately $4.9 million which were recorded as a reduction to the gain on debt exchange on its consolidated statement of operations for the year ended January 31, 2026.
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
The 2025 Senior Loan matures on January 31, 2030, and the loans thereunder (the “Loans”) do not amortize, except as described below. In accordance with the 2025 Credit Agreement, the Borrower was obligated to pay up to an aggregate of $30.0 million of the Loans (the “Short-Term Loans”) in two equal installments originally due on November 24, 2025 and

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

February 16, 2026 (each such date, a “Prepayment Date”), pursuant to a formulaic repayment measure based on volume-weighted average price share of Common Stock for the thirty consecutive trading days preceding the applicable Prepayment Date. The Company made separate payments of $14.8 million and $9.6 million on the respective Prepayment Dates in connection with the repayment of the Short-Term Loans with resulting gains of $0.2 million and $5.4 million respectively reflected in other income. The remaining Loans of $156.5 million will bear interest at a fixed rate of 12% per annum, payable quarterly. All future interest payment obligations on the 2025 Senior Loans are included in the carrying value of the 2025 Senior Loans. As a result, future interest payments are reported as a reduction in the carrying value of the 2025 Senior Loans and not as interest expense. Interest recorded as debt, current was $15.6 million and $17.4 million in the Condensed Consolidated Balance Sheet as of April 30, 2026 and January 31, 2026, respectively. Interest recorded as debt, non-current was $56.4 million and $61.2 million in the Condensed Consolidated Balance Sheet as of April 30, 2026 and January 31, 2026, respectively.
For any interest payment date occurring on or prior to November 14, 2026, the Company may elect to pay interest in shares of common stock of the Company (“Interest Shares”) in lieu of cash. Interest Shares will be valued based on the thirty-day trailing volume-weighted average price (“VWAP”) preceding the applicable interest payment date. Issuance of Interest Shares is subject to a cap of 19.99% of the Company’s outstanding shares to comply with NYSE listing requirements, unless stockholder approval is obtained. The Company issued 1,199,942 of shares of Common Stock valued $6.6 million in Interest Shares during the three months ended April 30, 2026.
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
As of April 30, 2026, the estimated fair value of the 2025 Senior Loan was $144.3 million, using Level 2 fair value inputs. The fair value of the 2025 Senior Loan is estimated using a binomial lattice model that is primarily affected by market interest rates.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2028 Convertible Notes
The following table presents the Company’s interest expense related to convertible debt:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
2028 Convertible Notes
Interest expense for Cash Interest and PIK Interest	$301	$8,602
PIK Fair Value Adjustment	(94)	(3,895)
Amortization of debt discount and issuance costs	67	1,354
Total interest expense	$274	$6,061
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
The Original Convertible Notes are convertible, based on the applicable conversion rate, into cash, shares of the Company’s Common Stock or a combination thereof, at the Company’s election. The initial conversion rate was 2.0806 shares per $1,000 principal amount of the Original Convertible Notes, subject to customary anti-dilution in certain circumstances, which represented an initial conversion price of approximately $480.63 per share.
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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
During the three months ended April 30, 2026, the Company elected the option of PIK Interest through the issuance of additional Original Convertible Notes of $0.5 million. On the date of issuance, the total fair value of the PIK notes issued in the first quarter of fiscal year 2027, measured using Level 2 inputs, was $0.4 million, which represented a debt discount of $0.1 million, which will be amortized to interest expense over the contractual term of the note.
As of April 30, 2026, the aggregate principal amount of $11.8 million of the 2028 Convertible Notes remained outstanding.

Amortization of debt discount and issuance costs is reported as a component of interest expenses and is computed using the straight-line method over the term of the 2028 Convertible Notes, which approximates the effective interest method. As of April 30, 2026, the effective interest rate on the 2028 Convertible Notes was approximately 9.8%.
The estimated fair value of the 2028 Convertible Notes, valued using Level 2 fair value inputs, as of April 30, 2026 and January 31, 2026 was $9.8 million and $9.4 million, respectively.

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
On November 14, 2025, the Company terminated the 2027 Revolving Credit Facility in connection with the Exchange Transaction and accordingly, as of January 31, 2026, the Former Borrower had no borrowings or letters of credit outstanding under the Former Credit Agreement. The Company recognized amortization of debt issuance costs and commitment fees in the amount of $0.2 million each for the three months ended April 30, 2025.

7.Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services related to, but not limited to, manufacturing, facilities and professional services under non-cancellable contracts. They were not recorded as liabilities on the condensed consolidated balance sheets as of April 30, 2026, as the Company had not yet received the related goods or services.
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

Class Action Litigation

A class action lawsuit alleging violations of federal securities laws was filed on November 29, 2023 in the U.S. District Court for the Northern District of California (the “NorCal Court”) against the Company and certain of its former officers (the “Class Defendants”). A second class action lawsuit (together with the November 2023 Class Action, the “Class Actions”) was filed against the Class Defendants on January 22, 2024. On May 16, 2024, the NorCal Court consolidated the Class Actions into one action captioned Khan v. ChargePoint Holdings, Inc., et al., Case No. 23-cv-06172-NW, appointed two lead plaintiffs (“Lead Plaintiffs”), and appointed lead counsel. On July 19, 2024, Lead Plaintiffs filed a Consolidated Amended Complaint which purported to be on behalf of purchasers of the Company’s stock between December 7, 2021 and November 16, 2023. This Consolidated Amended Complaint alleged that the Class Defendants made materially false and misleading statements in violation of Section 10(b) and Rule 10b-5(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) regarding, (1) ChargePoint’s handling of supply chain disruptions; (2) ChargePoint’s revenue; and (3) the value of ChargePoint’s inventory. Lead Plaintiffs also alleged the Class Defendants engaged in a scheme to prematurely recognize revenue in violation of Sections 10(b) and Rules 10b-5(a) and (c) of the Exchange Act. The Class Defendants filed a motion to dismiss the Consolidated Amended Complaint on September 17, 2024, and the motion was fully briefed and scheduled to be heard on July 16, 2025. On July 8, 2025, pursuant to the parties’ stipulation, the NorCal Court vacated the hearing so Plaintiffs could file a Second Amended Complaint, which they did on July 22, 2025. The Second Amended Complaint alleged the same claims based on the same theories as the Consolidated Amended Complaint, but named an additional former officer as a Defendant and added additional challenged statements made within the same Class Period. The Class Defendants filed a motion to dismiss the Second Amended Complaint on September 17, 2025. On February 20, 2026, the NorCal Court granted the Class Defendants’ motion to dismiss with leave to amend. On March 3, 2026, plaintiffs filed a Third Amended Complaint. The Third

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Amended Complaint alleges the same claims based on the same theories as the Second Amended Complaint but removes some challenged statements related to ChargePoint’s handling of supply chain disruptions. The Class Defendants filed a motion to dismiss the Third Amended Complaint on March 20, 2026. On May 21, 2026, the N. D. Cal. Court denied the motion to dismiss and, on May 22, 2026, the Court entered a scheduling order. Class Defendants’ Answer to the Third Amended Complaint is due on June 11, 2026, fact discovery closes on December 11, 2026, a mediation must be completed by December 30, 2026, and trial is scheduled for July 26, 2027.
Derivative Actions

On January 4, 2024, a ChargePoint stockholder purporting to act on behalf of the Company filed an action in the U.S. District Court for the District of Delaware against ChargePoint’s Board of Directors and certain of its former officers (“Derivative Defendants”), alleging that the Derivative Defendants breached their fiduciary duties to ChargePoint in connection with the same alleged events and alleged materially false and misleading statements asserted in the Class Actions described above. This action has been stayed. In light of the denial of Class Defendants’ motion to dismiss in the Class Action described above, the stay will automatically be lifted on June 22, 2026. Four additional substantively duplicative actions were filed in the NorCal Court on January 8, 2024, March 1, 2024, May 2, 2024, and May 24, 2024. The complaints seek unspecified monetary damages and other relief. On September 23, 2024, the NorCal Court consolidated the four California actions into one action captioned In re ChargePoint Holdings, Inc. Derivative Litigation, Case No. 24-cv-00149-NW (“Consolidated Derivative Action”). On November 4, 2024, the NorCal Court entered an order staying the Consolidated Derivative Action pending resolution of Class Defendants’ motion to dismiss in the Class Action Litigation. In light of the denial of that motion to dismiss, the parties must file a joint statement to the NorCal Court by June 22, 2026, indicating their positions as to whether the stay should be continued or lifted. A Case Management Conference for the Consolidated Derivative Action is scheduled to be held on September 8, 2026.

On May 27, 2026, another ChargePoint stockholder purporting to act on behalf of the Company filed an action in the Delaware Chancery Court against the Derivative Defendants, alleging that the Derivative Defendants breached their fiduciary duties to ChargePoint in connection with the same alleged events and alleged materially false and misleading statements asserted in the Third Amended Complaint in the Class Actions (“the Chancery Court Action”). The Chancery Court Action additionally alleges that the stockholder demanded on February 25, 2025 that the Board of Directors: (1) take action against the former officers who were defendants in the Class Actions; (2) pursue disgorgement of insider trading profits and unjust compensation obtained by corporate insiders; and (3) and obtain tolling agreements while it investigated the allegations. The Chancery Court Action alleges that the demands to investigate and take action were refused as premature and not in the interest of the Company.

On June 5, 2026, a ChargePoint stockholder purporting to act on behalf of the Company filed an action in the Delaware Court of Chancery against certain current and former officers and directors of the Company, alleging that the defendants breached their fiduciary duties to ChargePoint in connection with the same alleged events and alleged materially false and misleading statements asserted in the Third Amended Complaint in the Class Actions. The complaint additionally alleges claims for insider selling and unjust enrichment, asserting that certain defendants misappropriated material nonpublic information to sell Company common stock at artificially inflated prices. The complaint seeks damages sustained by the Company as a result of the alleged breaches of fiduciary duty, disgorgement of all profits from insider stock sales made while in possession of material nonpublic information, imposition of a constructive trust over compensation and profits obtained through the alleged unjust enrichment and insider selling, and attorneys' fees and costs.

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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Tariffs

In February 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (IEEPA). As a result of this ruling, the Company may be eligible for a refund of tariffs previously paid on imported goods. As the recoverability and timing of any such refund remains uncertain, the Company has not recognized a receivable and corresponding offset to expense or asset as of April 30, 2026 and will not until such amounts are realized or realizable. The Company continues to monitor these developments and their potential impact on its results of operations. Refer to Note 13, Subsequent Events, to the condensed consolidated financial statements for additional information.
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
Letters of Credit
The Company had $0.4 million of secured letters of credit outstanding as of April 30, 2026 and January 31, 2026, respectively.
Leases
The Company leases its office facilities under non-cancelable operating leases with various lease terms. The Company also leases certain office equipment under operating lease agreements.
The following table presents future payments of lease liabilities under the Company's non-cancelable operating leases as of April 30, 2026 (in thousands):

(in thousands)
2027 (remaining nine months)	$4,366
2028	4,855
2029	4,287
2030	2,512
Total undiscounted operating lease payments	16,020
Less: imputed interest	(1,660)
Total operating lease liabilities	14,360
Less: current portion of operating lease liabilities	(4,856)
Operating lease liabilities, noncurrent	$9,504

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8.Common Stock
As of April 30, 2026 and January 31, 2026, the Company was authorized to issue 1,000,000,000 shares of Common Stock, with a par value of $0.0001 per share. There were 25,897,631 and 24,316,597 shares issued and outstanding as of April 30, 2026 and January 31, 2026, respectively.
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
During the three months ended April 30, 2026 and April 30, 2025, there were no sales of the Company’s Common Stock pursuant to the 2025 ATM Facility and 2022 ATM Facility, respectively. As of April 30, 2026 there were no material amounts of shares of the Company’s Common Stock issued pursuant to the 2025 ATM Facility .
2025 Senior Loan Interest Shares

During the quarter ended April 30, 2026, pursuant to the terms of the 2025 Credit Agreement, ChargePoint issued 1,199,942 Interest Shares to the holders of the 2025 Senior Loan in lieu of paying cash interest. See Note 6, Debt, for more information related to the Interest Shares.
9.Common Stock Warrants
The Company had outstanding warrants issued prior to 2021 to purchase shares of Common Stock (collectively, “Legacy Warrants”). As of April 30, 2026, there were 1,724,961 Legacy Warrants outstanding which are classified as equity and no Legacy Warrants were exercised during the three months ended April 30, 2026 and 2025. 1,046,106 Legacy Warrants have an exercise price of $120.60 per share and expire between July 31, 2030 and August 04, 2030. 678,855 Legacy Warrants have an exercise price of $180.80 per share and expire between November 16, 2028 and February 14, 2029. Warrants outstanding and warrant activity are adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 1, Description of Business and Basis of Presentation.
In connection with the Exchange Transaction, on November 14, 2025, described in Note 6, Debt, under “2025 Senior Loan”, the Company issued the warrants to purchase an aggregate of 1,671,000 shares of ChargePoint’s Common Stock to the Exchanging Holders (2025 Warrants). The 2025 Warrants were exercisable immediately upon issuance and will expire on November 14, 2030. The 2025 Warrants are accounted for as equity as they are redeemable only in shares of Common Stock, with an exercise price of $25.00 per share and may be exercised at the election of the holder on a cash basis or through a cashless exercise. As of April 30, 2026, 1,671,000 2025 Warrants were outstanding and no 2025 Warrants were exercised during the three months ended April 30, 2026.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10.Equity Plans and Stock-based Compensation
The following sets forth the total stock-based compensation expense for employee equity plans included in the Company’s condensed consolidated statements of operations:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Cost of revenue	$991	$1,223
Research and development	5,432	8,614
Sales and marketing	1,882	3,079
General and administrative	2,290	4,947
Total stock-based compensation expense	$10,595	$17,863
As of April 30, 2026, the Company had unrecognized stock-based compensation expense related to RSUs and PRSUs (as defined below), and 2021 ESPP (as defined below) of $37.0 million, which is expected to be recognized over a weighted-average period of 1.9 years.
2021 Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (“2021 ESPP”) permits participants to purchase shares of the Company’s Common Stock at a discounted price through payroll deductions. As of April 30, 2026, 894,753 shares of Common Stock were available under the 2021 ESPP.
2021 Equity Incentive Plan
The 2021 Equity Incentive Plan (“2021 EIP”) allows the Company to grant stock options, stock appreciation rights, restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), and certain other awards. As of April 30, 2026, 2,674,574 shares of Common Stock were available under the 2021 EIP.
The Company has granted instruments noted below under the 2021 EIP.
Restricted Stock Units
A summary of RSUs outstanding under the 2021 EIP as of April 30, 2026 and changes during the fiscal year-to-date period then ended is presented in the following table, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 1, Description of Business and Basis of Presentation:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 31, 2026	2,195,297	$26.56
RSU granted	26,601	$6.38
RSU vested	(289,681)	$41.19
RSU forfeited	(173,812)	$26.95
Outstanding as of April 30, 2026	1,758,405	$23.80
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
A summary of PRSUs outstanding under the 2021 EIP as of April 30, 2026 and changes during the fiscal year-to-date period then ended is presented in the following table, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 1, Description of Business and Basis of Presentation:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 31, 2026	444,933	$23.22
PRSUs granted	—	$—
PRSU forfeited	—	$—
Outstanding as of April 30, 2026	444,933	$23.22
Stock Options
2017 Plan and 2007 Plan
In fiscal year 2022, the Company terminated its 2017 Stock Option Plan (the “2017 Plan”) and 2007 Stock Option Plan (the “2007 Plan”).
A summary of options outstanding under the 2017 Plan and 2007 Plan as of April 30, 2026 and changes during the fiscal year-to-date period then ended is presented in the following table, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 1, Description of Business and Basis of Presentation:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2026	118,756	$15.51	3.1	$—
Options expired	(3,145)	$12.67
Outstanding as of April 30, 2026	115,611	$15.58	2.8	$—
Options vested and expected to vest as of April 30, 2026	115,611	$15.58	2.8	$—
Exercisable as of April 30, 2026	115,611	$15.58	2.8	$—
11.Income Taxes
The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter. The effective income tax rate was (2.9)% and (1.1)% for the three months ended April 30, 2026 and 2025, respectively. The effective tax rate differs from the U.S. statutory rate primarily due to the full valuation allowances on the Company’s net domestic deferred tax assets as it is more likely than not that all of the deferred tax assets will not be realized.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law in the United States. The OBBBA includes a broad range of tax reform provisions affecting businesses. The Company has reflected the estimated impact of the OBBBA in the year-to-date and quarterly tax provision as of April 30, 2026. The impact of the OBBBA was not material to our Condensed Consolidated Financial Statements (Unaudited) and related disclosures.
12.Basic and Diluted Net Loss per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three months ended April 30, 2026 and 2025, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 1, Description of Business and Basis of Presentation:

	Three months ended April 30,
	2026	2025
	(in thousands, except share and per share data)
Numerator:
Net loss	$(43,204)	$(57,121)
Denominator:
Weighted average common shares outstanding	24,630,127	22,952,278
Weighted average shares outstanding - Basic and Diluted	24,630,127	22,952,278

Net loss per share - Basic and Diluted	$(1.75)	$(2.49)
The potential shares of Common Stock that were excluded from the computation of diluted net loss per share attributable to common stockholders at each period end, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 1, Description of Business and Basis of Presentation, because including them would have had an antidilutive effect were as follows:

	April 30, 2026	April 30, 2025
2028 Convertible Notes (on an as-converted basis)	49,214	1,358,507
Options to purchase common stock	115,611	125,613
Restricted stock units	1,758,405	1,654,412
2025 Warrants	1,671,000	—
Legacy Warrants	1,724,961	1,724,971
Employee stock purchase plan	805,834	426,712
Total potentially dilutive common share equivalents	6,125,025	5,290,215
PRSUs granted were excluded from the above table because the respective stock price and EBITDA targets have not been met as of April 30, 2026.
13.Subsequent Event

U.S. Tariffs’ Refund Update

Beginning on May 15, 2026, the Company began to receive refunds of its previously submitted tariff claims. As of the date of this Quarterly Report, the Company has received refunds of $3.9 million. This amount will be recorded as a reduction to inventory and cost of goods sold. The timing and ultimate availability of any additional refunds remains uncertain.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of the financial condition and results of operations of ChargePoint Holdings, Inc. (“ChargePoint” or the “Company”) should be read in conjunction with ChargePoint’s condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report, and the audited consolidated financial statements for the year ended January 31, 2026 and related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2026. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. ChargePoint’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Part II, Item 1A of this Quarterly Report.
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
Since its inception in 2007, ChargePoint has been engaged in developing and marketing its Networked Charging Systems, subscriptions and other offerings, raising capital and recruiting personnel. ChargePoint has incurred net operating losses and negative cash flows from operations in every year since its inception. As of April 30, 2026, ChargePoint had an accumulated deficit of $2,154.8 million. The Company’s principal sources of liquidity are its cash and cash equivalents, cash generated from sales to customers, debt financing (as described in Note 6, Debt), and sales of Common Stock under the 2022 and 2025 ATM Facilities (as defined in Note 8, Common Stock).
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
In February 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. Following the Supreme Court’s decision, the U.S. federal government announced its intention to implement new tariffs and surcharges of up to 15% on imports from many of the same countries previously subject to IEEPA under separate authority, including Section 122 of the Trade Act of 1974. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs and surcharges, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on ChargePoint’s business. ChargePoint continues to monitor and evaluate these developments and assess their potential impact on ChargePoint’s business, financial condition, and results of operations. Trade restrictions and increased tariffs between the United States and countries like China, Mexico and Canada may result in adverse economic conditions, increase the costs of goods sold and result in a recession or the threat of a recession.
In addition, the United States automotive manufacture industry is particularly sensitive to the impact of disruptions in supply chains as a result of geopolitical conflicts and tariffs on the increased costs of manufacturing and selling vehicles, which may result in substantial increases to the cost of vehicles to consumers, including EVs. Because ChargePoint is substantially reliant on the increased adoption and sales of new EVs, if there is any downturn in the sales of EVs or consumers reduce their purchases of new EVs, either because the vehicles are more expensive or as the result of a general downturn in the overall economy as the result of the conflicts in the Middle East and additional tariffs, ChargePoint’s customers may reduce their need for EV infrastructure development and ChargePoint’s business, financial results and results of operations may be harmed.
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

	April 30,
Networked Charging Systems	2026	2025	Change
	(dollar amounts in thousands)
Three months ended	$53,307	$52,059	$1,248	2.4%
Percentage of total revenue	52.4%	53.3%
Networked Charging Systems revenue increased during the three months ended April 30, 2026 compared to the three months ended April 30, 2025 primarily due to higher volume of Networked Charging Systems delivered across ChargePoint’s major product families.

	April 30,
Subscriptions	2026	2025	Change
	(dollar amounts in thousands)
Three months ended	$40,775	$38,020	$2,755	7.2%
Percentage of total revenue	40.0%	38.9%

Subscriptions revenue increased during the three months ended April 30, 2026 compared to the three months ended April 30, 2025 primarily due to the growth in the number of ChargePoint Platform subscriptions and Assure subscriptions for Networked Charging Systems connected to ChargePoint’s network.

	April 30,
Other Revenue	2026	2025	Change
	(dollar amounts in thousands)
Three months ended	$7,737	$7,561	$176	2.3%
Percentage of total revenue	7.6%	7.7%
Other revenue increased during the three months ended April 30, 2026 compared to the three months ended April 30, 2025 due to increase in transaction fees earned for processing payments collected on driver charging sessions at charging sites owned by ChargePoint’s customers.
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

	April 30,
Cost of Networked Charging Systems Revenue	2026	2025	Change
	(dollar amounts in thousands)
Three months ended	$48,954	$48,638	$316	0.6%
Percentage of Networked Charging Systems revenue	91.8%	93.4%
Cost of Networked Charging Systems revenue increased during the three months ended April 30, 2026 compared to the three months ended April 30, 2025 primarily due to lower costs of products shipped.

	April 30,
Cost of Subscriptions Revenue	2026	2025	Change
	(dollar amounts in thousands)
Three months ended	$17,920	$15,366	$2,554	16.6%
Percentage of subscriptions revenue	43.9%	40.4%
Cost of Subscriptions revenue increased primarily due to the increases in Assure costs during the three months ended April 30, 2026 compared to the three months ended April 30, 2025.

	April 30,
Cost of Other Revenue	2026	2025	Change
	(dollar amounts in thousands)
Three months ended	$5,323	$5,650	$(327)	(5.8)%
Percentage of other revenue	68.8%	74.7%
Cost of other revenue decreased during the three months ended April 30, 2026 compared to the three months ended April 30, 2025 due to cost efficiencies associated with driver charging sessions at charging sites owned by ChargePoint’s customers.

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

	April 30,
Gross Profit and Gross Margin	2026	2025	Change
	(dollar amounts in thousands)
Three months ended	$29,622	$27,986	$1,636	5.8%
Gross margin	29.1%	28.7%	0.4%
Gross profit and gross margin increased during the three months ended April 30, 2026 compared to the three months ended April 30, 2025 primarily due to Networked Charging Systems cost efficiencies, and a slight increase in subscription revenue as a percentage of total revenue.
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

	April 30,
Research and Development Expenses	2026	2025	Change
	(dollar amounts in thousands)
Three months ended	$35,597	$33,510	$2,087	6.2%
Percentage of total revenue	35.0%	34.3%
Research and development expenses increased during the three months ended April 30, 2026 compared to the three months ended April 30, 2025 primarily due to $4.1 million employee severance, termination and employment-related exit costs related to the March 2026 Reorganization, offset by a $3.2 million reduction in stock based compensation expense.

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

	April 30,
Sales and Marketing Expenses	2026	2025	Change
	(dollar amounts in thousands)
Three months ended	$23,594	$26,192	$(2,598)	(9.9)%
Percentage of total revenue	23.2%	26.8%
Sales and marketing expenses decreased during the three months ended April 30, 2026 compared to the three months ended April 30, 2025 primarily due to a decrease in bad debt expense of $2.0 million, decrease of $1.2 million in stock based compensation, offset by $1.7 million employee severance, termination and employment-related exit costs related to the March 2026 Reorganization.
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

	April 30,
General and Administrative Expense	2026	2025	Change
	(dollar amounts in thousands)
Three months ended	$17,585	$22,124	$(4,539)	(20.5)%
Percentage of total revenue	17.3%	22.7%
General and administrative expenses decreased during the three months ended April 30, 2026 compared to the three months ended April 30, 2025 primarily due to a decrease in non-recurring operating expenses of $3.6 million mainly from litigation and settlement costs, and a decrease of $2.6 million in stock based compensation, offset by $1.8 million employee severance, termination and employment-related exit costs and facilities exit costs related to March 2026 Reorganization..
Interest Income
Interest income consists primarily of interest earned on ChargePoint’s cash and cash equivalents.

	April 30,
Interest Income	2026	2025	Change
	(dollar amounts in thousands)
Three months ended	$336	$1,164	$(828)	(71.1)%
Percentage of total revenue	0.3%	1.2%
Interest income decreased during the three months ended April 30, 2026 as compared to the three months ended April 30, 2025 due to lower balances of interest-bearing cash equivalents.

Interest Expense
Interest expense consists primarily of the interest on ChargePoint’s 2028 Convertible Notes that were originally issued in April 2022, and amended in October 2023, which are described more completely below in Liquidity and Capital Resources.

	April 30,
Interest Expense	2026	2025	Change
	(dollar amounts in thousands)
Three months ended	$(274)	$(6,436)	$6,162	(95.7)%
Percentage of total revenue	(0.3)%	(6.6)%
Interest expense decreased during the three months ended April 30, 2026 as compared to the three months ended April 30, 2025 primarily due to a decrease in the outstanding balance of the 2028 Convertible Notes as the result of the debt Exchange Transaction. For more information, see Part I, Item 1, Note 6, Debt, in the notes to condensed consolidated financial statements in this Quarterly Report.
Other Income, Net
Other income (expense), net consists primarily of gains and losses on foreign currency transactions and a one-time gain on loan repayment.

	April 30,
Other Income (Expense), net	2026	2025	Change
	(dollar amounts in thousands)
Three months ended	$5,096	$2,613	$2,483	95.0%
Percentage of total revenue	5.0%	2.7%
Other income, net increased during the three months ended April 30, 2026 as compared to the three months ended April 30, 2025 primarily due to the recognition of a $5.4 million gain on prepayment of Short-Term Loans, offset by a decrease in foreign exchange gains of $3.0 million driven by unfavorable changes in foreign exchange rates.

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

	April 30,
Provision for Income Taxes	2026	2025	Change
	(dollar amounts in thousands)
Three months ended	$1,208	$622	$586	94.2%
Percentage of loss before provision for income taxes	(2.9)%	(1.1)%

The provision for income taxes increased during the three months ended April 30, 2026 as compared to the three months ended April 30, 2025 primarily due to income tax provisions on foreign subsidiaries.
Liquidity and Capital Resources
Sources of Liquidity
ChargePoint’s primary sources of liquidity are its cash and cash equivalents, cash generated from sales to customers, cash generated from sales of its Common Stock and debt financing.

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
As of April 30, 2026, ChargePoint had cash, cash equivalents and restricted cash of $96.2 million. As of January 31, 2026, ChargePoint had cash, cash equivalents and restricted cash of $142.0 million. ChargePoint believes that its cash on hand and cash generated from sales to customers will satisfy its working capital and capital requirements for at least the next twelve months.
2025 Credit Agreement
On November 14, 2025, ChargePoint entered into a privately negotiated exchange agreement (the “Exchange Agreement”) with certain holders (the “Exchanging Holders”) of its outstanding 2028 Convertible Notes. Pursuant to the Exchange Agreement, the Company exchanged $328.6 million of aggregate capitalized principal amount of the 2028 Convertible Notes for the following consideration (the “Exchange Transaction”): (i) $186.5 million in aggregate principal amount under a new Credit and Security Agreement (the “2025 Credit Agreement”), (ii) $25.0 million in cash, and (iii) warrants to purchase up to 1,671,000 shares of ChargePoint’s common stock at an exercise price of $25.00 per share (the “2025 Warrants”). ChargePoint did not receive any cash proceeds from the Exchange Transaction. Following the consummation of the Exchange Transaction, $11.3 million in capitalized principal amount of 2028 Convertible Notes remains outstanding. The Exchange Agreement contains customary representations, warranties and covenants of ChargePoint and the Exchanging Holders. For more information about the Exchange Transaction see Note 6, Debt, in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
2027 Revolving Credit Facility
On July 27, 2023, the Company entered into a revolving credit agreement by and among the Company, ChargePoint, Inc. (the “Borrower”), certain subsidiaries of the Borrower as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto which provided for a senior secured revolving credit facility in an initial aggregate principal amount of up to $150.0 million, with a maturity date of January 1, 2027 (the “2027 Revolving Credit Facility”). As of the closing of the 2025 Credit Agreement, ChargePoint had no borrowings outstanding under the 2027 Revolving Credit Facility, and in connection with the consummation of the 2025 Credit Agreement, ChargePoint terminated the 2027 Revolving Credit Facility. For more information about the 2027 Revolving Credit Facility see Note 6, Debt, in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
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

On November 14, 2025, ChargePoint entered into the Exchange Agreement. Following the consummation of the Exchange Transaction, $11.3 million in capitalized principal amount of 2028 Convertible Notes remains outstanding. For more information about the Exchange Transaction see Note 6, Debt, in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

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

On September 8, 2025, ChargePoint filed a registration statement on Form S-3 (File No. 333-290113) with the SEC (which was amended on December 5, 2025 and was declared effective by the SEC on December 8, 2025), which permits ChargePoint to offer up to $400.0 million of shares of Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time (the “2025 Shelf Registration Statement”). The 2025 Shelf Registration Statement includes a sales agreement prospectus pursuant to which ChargePoint may, from time to time, offer and sell up to $150.0 million shares of Common Stock pursuant to a new “at-the-market” sales agreement (the “2025 ATM Facility”). During the three months ended April 30, 2026, there were no sales of the Company’s Common Stock pursuant to the 2025 ATM Facility.
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

Cash Flows
For the Three Months Ended April 30, 2026 and 2025
The following table sets forth a summary of ChargePoint’s cash flows for the periods indicated:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$(36,560)	$(32,968)
Investing activities	(1,137)	(1,060)
Financing activities	(7,554)	2,437
Effects of exchange rates on cash, cash equivalents, and restricted cash	(534)	2,969
Net decrease in cash, cash equivalents, and restricted cash	$(45,785)	$(28,622)
Net Cash Used in Operating Activities
During the three months ended April 30, 2026, net cash used in operating activities was $36.6 million, consisting primarily of a net loss of $43.2 million and change in net operating assets of $3.1 million, partially offset by an add back of total non-cash charges of $9.7 million. The noncash charges consisted of $10.6 million of stock-based compensation expense, $7.1 million of depreciation, amortization, and amortization of deferred contract acquisition costs, $0.8 million of non-cash operating lease cost, $0.4 million of non-cash interest expenses and $0.3 million of foreign currency transaction loss, offset by $9.5 million of reserves and other costs. The change in operating assets and liabilities was mainly driven by a decrease in accounts payable, operating lease liabilities, and accrued and other liabilities of $20.3 million, increases in prepaid expenses and other assets of $2.5 million and decrease in deferred revenue of $1.5 million, offset by a decrease in inventories of $15.7 million and a decrease in accounts receivable, net, of $5.5 million.
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
Net Cash Used In Investing Activities
During the three months ended April 30, 2026, net cash used in investing activities was $1.1 million related to purchases of property and equipment.
During the three months ended April 30, 2025, net cash used in investing activities was $1.1 million related to purchases of property and equipment.
Net Cash Provided by Financing Activities
During the three months ended April 30, 2026, net cash used in financing activities was $7.6 million, consisting of repayment of borrowings of $9.6 million, offset by change in driver funds and amounts due to customers of $1.6 million and proceeds from the issuance of Common Stock under employee equity plans of $0.4 million, net of tax withholding.
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
Other than the policies noted in Part I, Item 1, Note 2, Summary of Significant Accounting Policies, in the Company’s notes to condensed consolidated financial statements in this Quarterly Report, there have been no material changes to its critical accounting policies and estimates as compared to those disclosed in its audited consolidated financial statements as of January 31, 2026 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2026.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
ChargePoint is exposed to market risk for changes in interest rates. ChargePoint had cash, cash equivalents and restricted cash totaling $96.2 million as of April 30, 2026. Cash equivalents are invested primarily in money market funds. ChargePoint’s investment policy is focused on the preservation of capital and supporting its liquidity needs. Under the policy, ChargePoint historically invests in highly rated securities issued by the U.S. government, and short duration or liquid money market funds. ChargePoint does not invest in financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments. ChargePoint utilizes external investment managers who adhere to the guidelines of its investment policy.
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
Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies can impact ChargePoint’s net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 10% would not result in a material foreign currency loss on foreign-denominated balances as of April 30, 2026. There was no material change in ChargePoint’s foreign currency risk during the three months ended April 30, 2026 compared to the same period in 2025.
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
ChargePoint’s management, with participation of its Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of ChargePoint’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that ChargePoint’s disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2026.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, ChargePoint’s internal control over financial reporting.

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
ChargePoint incurred net losses of $220.2 million for the fiscal year ended January 31, 2026 and had net loss of $43.2 million for the three months ended April 30, 2026. As of April 30, 2026, ChargePoint had an accumulated deficit of $2,154.8 million. ChargePoint incurred negative cash flows from operating activities of $36.6 million for the three months ended April 30, 2026.
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
ChargePoint has implemented, and intends to implement in the future, initiatives to deploy AI technologies, agentic AI solutions and AI-enabled capabilities in its ChargePoint Platform, eMSP driver application, customer support solutions and in internal enterprise systems. However, successfully adopting and implementing AI technologies involves significant operational, technical, financial and organizational challenges, including assessing appropriate use cases; ensuring data quality, availability and governance; integrating AI‑enabled capabilities into legacy systems and complex workflows; managing dependencies on third‑party technology providers; recruiting and retaining specialized personnel; and establishing appropriate oversight, controls and risk management processes. ChargePoint may incur substantial costs and devote significant management attention to these efforts, and AI‑related initiatives may not be completed on schedule, operate as intended or deliver anticipated benefits. In addition, evolving cybersecurity, data privacy, regulatory and stakeholder requirements may constrain or delay deployment or require costly modifications. If ChargePoint is unable to successfully implement AI‑enabled capabilities while competitors or partners do so more effectively, it may experience reduced demand for its solutions, pricing pressure, loss of market share, higher operating costs, reduced margins or slower growth, any of which could adversely affect its business, results of operations and financial condition.
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
In recent quarters, ChargePoint has announced a series of reorganization plans that were independently adopted (the “Reorganizations”), including the March 2026 Reorganization described in Note 5, Restructuring in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. The March 2026 Reorganization was intended to improve operational efficiencies and operating costs and better align ChargePoint’s workforce with current business needs, top strategic priorities, and key growth opportunities. ChargePoint may not realize, in full or in part, the anticipated benefits and savings from the Reorganizations due to unforeseen difficulties, delays or unexpected costs. If ChargePoint is unable to realize the expected operational efficiencies and cost savings from the Reorganizations, its operating results and financial condition would be adversely affected. In addition, ChargePoint may need to undertake additional workforce reductions or restructuring activities in the future.
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
Changes in federal or state fuel‑economy standards and emissions regulations present material risks to the EV market and, consequently, to the demand for our products and services. For instance, the OBBA eliminated the civil penalty for violation of the Corporate Average Fuel Economy (CAFE) standards which reduces incentives for automakers to improve fleet fuel efficiency. Separately, the U.S. federal government has taken efforts to rescind California’s Clean Air Act waiver which may weaken state frameworks driving adoption of ZEV standards across multiple states. Reductions in fuel‑efficiency requirements, improvements in the fuel economy of internal‑combustion vehicles, or increased adoption of alternative fuels such as ethanol, biodiesel, fuel cells or compressed natural gas could diminish EV demand. In addition, the EV fueling model is different than gas or other fuel models, requiring behavior change and education of influencers, consumers and others such as regulatory bodies. Developments in alternative technologies, such as advanced diesel, ethanol, fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect demand for EVs and EV charging stations. For example, fuel which is abundant and relatively inexpensive in the United States, such as compressed natural gas, may emerge as a preferred alternative to petroleum-based propulsion. Regulatory bodies may also adopt rules that substantially favor certain alternatives to petroleum-based propulsion over others, which may not necessarily be EVs. Any of these changes may impose additional obstacles to the purchase of EVs or the development of a more ubiquitous EV market. If any of the above influence consumers or businesses to no longer purchase EVs or purchase them at a lower rate, it would materially and adversely affect ChargePoint’s business, operating results, financial condition and prospects.

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
ChargePoint’s future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. ChargePoint plans to incur significant research and development costs in the future as part of its efforts to design, develop, manufacture and introduce new products and enhance existing products. ChargePoint’s research and development expenses were $35.6 million during the three months ended April 30, 2026, and $139.3 million, $141.3 million million, and $220.8 million during the fiscal years ended January 31, 2026, 2025 and 2024, respectively, and may grow in the future. Further, ChargePoint’s research and development program may not produce successful results, and its new products may not achieve market acceptance, create additional revenue or become profitable.
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
ChargePoint’s business depends on the secure and continuous operation of a distributed, connected ecosystem that includes (i) Networked Charging Systems deployed at third-party locations and operated by site hosts; (ii) embedded firmware and operating systems within charging equipment, including over-the-air (OTA) update and device authentication processes; (iii) its cloud-based software solutions or “ChargePoint Platform” and associated cloud services, application programming interfaces, and integrations with utilities, roaming partners and fleet systems; and (iv) payment and billing infrastructure used by drivers and enterprise customers. As a result, ChargePoint faces cybersecurity and data protection risks that span both operational technology (OT) at the edge (the charger and related hardware/firmware) and information technology (IT) in its cloud and enterprise systems, including risks arising from the increasing use of artificial intelligence, machine learning and other automated technologies within such systems and workflows, which may expand attack surfaces, introduce novel vulnerabilities or failure modes, and increase the complexity of detecting, investigating and remediating security incidents.
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
Computer malware, viruses, ransomware, hacking, phishing attacks and similar disruptions could result in security and privacy breaches and interruption in service, which could harm ChargePoint’s business
From time to time, ChargePoint has experienced cyberattacks on its information technology infrastructure and systems. Computer malware, viruses, physical or electronic break-ins and similar disruptions could lead to interruption and delays in ChargePoint’s services and operations and loss, misuse or theft of data. The increasing use of artificial intelligence by both ChargePoint and threat actors may further heighten these risks, as attackers may leverage AI‑enabled tools to automate, scale or enhance the sophistication of attacks, including social engineering, phishing, credential harvesting, malware development or exploitation of software vulnerabilities. Threat actors—including financially motivated criminal groups and nation-state or state aligned actors—may target critical infrastructure providers and EV charging networks, attempt to extort companies through ransomware, or seek to compromise software supply chains and firmware signing keys. External events, such as the conflict between Russia and Ukraine, conflicts in the Middle East involving the United States, Iran, Israel and other Gulf States, and heightened geopolitical tensions, have been accompanied by warnings from cybersecurity organizations about increased threat activity against U.S. businesses and infrastructure providers, which could increase the likelihood or severity of attacks aimed at energy, fueling or infrastructure service providers. ChargePoint has also been targeted by spear phishing campaigns directed at specific individuals or departments that masquerade as trusted sources to obtain sensitive information or initiate unauthorized transactions, and such campaigns may increasingly incorporate AI‑generated content designed to evade detection or increase their effectiveness.
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
ChargePoint is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), and the rules and regulations of the applicable listing standards of the New York Stock Exchange (“NYSE”). Sarbanes-Oxley requires, among other things, that ChargePoint maintain effective disclosure controls and procedures, and internal control, over financial reporting. ChargePoint is continuing to develop and refine its disclosure controls, internal control over financial reporting, and other procedures that are designed to ensure information required to be disclosed in its financial statements and in the reports that it files with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and information required to be disclosed in reports under the Exchange Act is accumulated and communicated to ChargePoint’s principal executive and financial officers. In order to maintain and improve the effectiveness of ChargePoint internal controls and procedures, ChargePoint has expended, and will continue to expend, significant resources, including accounting-related costs and significant management oversight.
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
ChargePoint is required under generally accepted accounting principles to review its intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of ChargePoint’s intangible assets and/or goodwill may not be recoverable include a decline in stock price and market capitalization, slower growth rates in ChargePoint’s industry or ChargePoint’s operations, and/or other materially adverse events that have implications on the profitability of ChargePoint’s business. ChargePoint may be required to record additional charges to earnings during the period in which any impairment of its goodwill or other intangible assets is determined which could adversely impact its results of operations.
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

From time-to-time ChargePoint has been, currently is, and may in the future, be involved in lawsuits or other claims arising in the ordinary course of business, including those related to class actions, product liability, consumer protection, employment, breach of contract, intellectual property, tort, privacy and data protection, and other matters. ChargePoint has in the past, and may in the future, incur losses relating to claims filed against it, including costs associated with settling and defending against such claims, and there is risk that any such claims or liabilities will exceed its insurance coverage, not be covered by insurance or affect ChargePoint’s ability to retain adequate liability insurance in the future. Even if a claim is unsuccessful or is not fully pursued, the negative publicity surrounding any such assertions could adversely affect ChargePoint’s reputation. Due to the inherent uncertainties of litigation and other claims, ChargePoint cannot accurately predict the ultimate outcome of any such matters.

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
ChargePoint may raise additional capital through the issuance of equity or debt securities in the future. In that event, the ownership of existing ChargePoint stockholders would be diluted and the value of the stockholders' equity in Common Stock could be reduced. If ChargePoint raised more equity capital from the sale of its Common Stock, institutional or other investors may negotiate terms more favorable than the current prices of ChargePoint’s Common Stock. If ChargePoint issues debt securities, the holders of the debt would have a claim to ChargePoint assets that would be prior to the rights of stockholders until the debt is repaid. Interest on these debt securities would increase costs and could negatively impact operating results. In November 2025, ChargePoint completed a private exchange of $328.6 million of aggregate capitalized principal amount of its convertible notes with a maturity date of April 1, 2028 (the “2028 Convertible Notes” and such exchange, the “Exchange Transaction”) resulting in $11.3 million of its 2028 Convertible Notes remaining outstanding. In connection with the Exchange Transaction, ChargePoint (i) issued $186.5 million in senior secured loans (the “2025 Senior Loan”) pursuant to the 2025 Credit Agreement (described below), (ii) paid $25.0 million in cash, and (iii) issued warrants to purchase up to 1,671,000 shares of ChargePoint’s Common Stock at an exercise price of $25.00 per share (the “2025 Warrants”). Pursuant to the 2025 Senior Loan, ChargePoint has the option, during the first year that the 2025 Senior Loan is outstanding, to elect to issue shares of ChargePoint Common Stock (“Interest Shares”) in an amount equal to the quotient of (i) the amount of interest in respect of such interest period otherwise payable in cash and (ii) a price per share equal to the volume-weighted average price per share of ChargePoint’s Common Stock for the thirty (30) consecutive trading days immediately preceding (but not including) the applicable interest payment date. Through April 30, 2026, ChargePoint has issued 1,393,152 of Interest Shares pursuant to the 2025 Senior Loan. The 2025 Senior Loan and 2028 Convertible Notes may decrease ChargePoint’s business flexibility and access to capital, require a significant amount of cash to service, dilute the ownership interest of existing stockholders and otherwise depress the price of its Common Stock, and delay or hinder an otherwise beneficial takeover of the Company.
In addition, ChargePoint previously filed a Registration Statement on Form S-3 (File No. 333-265986), which permitted ChargePoint to offer up to $1.0 billion of shares of ChargePoint Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time, and simultaneously entered into an “at-the-market” sales agreement dated July 1, 2022, by and among ChargePoint and the underwriters thereto (the “2022 ATM Facility”) which permitted ChargePoint to make offerings of up to $500.0 million of its Common Stock from time to time. On July 11, 2025, ChargePoint terminated the 2022 ATM Facility, and on September 8, 2025, ChargePoint entered into a new “at-the-market” sales agreement, by and between ChargePoint and the underwriter thereto, pursuant to which ChargePoint may from time to time sell shares of its Common Stock having an aggregate offering price of up to $150.0 million (the “2025 ATM Facility”). Sales of ChargePoint Common Stock pursuant to the 2025 ATM Facility, if any, will be made under ChargePoint’s registration statement on Form S-3 (File No. 333-290113) that ChargePoint filed with the SEC on September 8, 2025, amended on December 5, 2025 and was declared effective by the SEC on December 8, 2025 (the “2025 Shelf Registration Statement”). The 2025 Shelf Registration Statement will facilitate offers of up to $400.0 million of shares of Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time. The sale of a substantial number of shares of ChargePoint’s Common Stock pursuant to the 2025 ATM Facility, the 2025 Shelf Registration Statement or otherwise, or anticipation of any such sales, could cause the trading price of ChargePoint’s Common Stock to decline or make it more difficult for ChargePoint to sell equity or equity-related securities in the future at a time and at a price that ChargePoint might otherwise desire. In addition, issuances of any shares of ChargePoint’s Common Stock sold pursuant to the 2025 ATM Facility or any securities sold pursuant to the 2025 Shelf Registration Statement will have a dilutive effect on our existing stockholders.
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
ChargePoint, ChargePoint’s subsidiary, ChargePoint, Inc. (the “Borrower”), and certain subsidiaries of ChargePoint as guarantors (the “Subsidiary Guarantors,” and together with ChargePoint and the Borrower, the “Credit Parties”) entered into a Credit and Security Agreement on November 14, 2025 with Alter Domus (US) LLC, as administrative agent and collateral agent, and the lenders party thereto, as amended by Amendment No. 1 to Credit and Security Agreement, dated April, 23, 2026, (collectively, the “2025 Credit Agreement”). The 2025 Credit Agreement provides for the 2025 Senior Loan in an initial aggregate principal amount of $186.5 million. The 2025 Senior Loan matures on January 31, 2030 and does not amortize, except as described below. In accordance with the 2025 Credit Agreement, the Borrower prepaid an aggregate of $30.0 million of the 2025 Senior Loans in two equal installments of $15.0 million each, the first of which occurred on November 24, 2025, and the second of which occurred on February 17, 2026. The remaining 2025 Senior Loan bears interest at a fixed rate of 12.00% per annum, payable quarterly. For each of the first four quarterly interest payment dates, the Borrower may elect to pay in Interest Shares, valued based on the 30-day trailing volume-weighted average price (“VWAP”) preceding the applicable interest payment date. Issuance of Interest Shares is subject to a cap of 19.99% of the Company’s outstanding shares of Common Stock to comply with NYSE listing requirements, unless stockholder approval is obtained.
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
The 2025 Senior Loan will bear interest at a fixed rate of 12.00% per annum, payable quarterly. For each of the first four quarterly interest payment dates, after November 14, 2025 the Borrower may elect to pay Interest Shares in shares of common stock of ChargePoint, valued based on the 30-day VWAP preceding the applicable interest payment date and the Borrower did elect to pay Interest Shares for the first two quarterly interest payments. Issuance of Interest Shares is subject to a cap of 19.99% of the Company’s outstanding shares of Common Stock to comply with NYSE listing requirements, unless stockholder approval is obtained. After the first four quarterly interest payments, ChargePoint will pay cash interest on a quarterly basis on each of February 15, May 15, August 15 and November 15. Interest on the 2028 Convertible Notes is payable semi-annually in arrears on April 1 and October 1, and the 2028 Convertible Notes will mature on April 1, 2028, unless redeemed, repurchased or converted in accordance with their terms prior to such date. ChargePoint can elect to make any interest payment with respect to the 2028 Convertible Notes in cash, or in kind through an increase in the principal amount of the 2028 Convertible Notes (PIK Interest) (or any combination thereof). To the extent ChargePoint elects PIK Interest, the 2028 Convertible Notes bear interest at a rate of 8.50% per annum, compared to 7.00% per annum to the extent paid in cash. For the interest periods from April 1, 2025 through October 1, 2025, ChargePoint elected the option of paying PIK Interest which increased the effective interest rate payable on the 2028 Convertible Notes, increased the capitalized principal amount of the 2028 Convertible Notes and may increase dilution to ChargePoint’s stockholders to the extent the 2028 Convertible Notes are converted into shares of Common Stock pursuant to their terms. See Note 6, Debt in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, under “2028 Convertible Notes” for more information related to ChargePoint’s election of PIK Interest payments.
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
ChargePoint expects that, under applicable accounting principles, the initial liability carrying amount of the $11.8 million aggregate principal amount of convertible notes originally issued by ChargePoint on April 1, 2022 (the “Original Convertible Notes”) will be the fair value of a similar debt instrument that does not have a conversion feature, valued using its cost of capital for straight, unconvertible debt. ChargePoint has reflected the difference between the net proceeds from the sale of the Original Convertible Notes and the initial carrying amount as a debt discount for accounting purposes, which is amortized into interest expense over the term of the Original Convertible Notes. The amendment of the indenture originally governing the Original Convertible Notes in October 2023 resulted in the Company utilizing modification accounting, which resulted in the increase in the fair value of the embedded conversion option feature to further reduce the carrying value of the 2028 Convertible Notes, as amended, resulting in an increase in debt issuance cost to be amortized to interest expense over the repayment period. As a result of this amortization, the interest expense to be recognized for the 2028 Convertible Notes for accounting purposes will be greater than the cash interest payments ChargePoint may pay on the 2028 Convertible Notes, were it to elect to pay interest in cash, which results in lower reported net income. The lower reported income (or higher net loss) resulting from this accounting treatment could depress the trading price of ChargePoint’s Common Stock and the 2028

Convertible Notes. In addition, under Accounting Standards Update 2020-06, Debt--Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging--Contracts in Entity’s Own Equity (Subtopic 815-40), diluted earnings per share is generally calculated assuming that all the 2028 Convertible Notes were converted solely into shares of Common Stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of this “if-converted” method may reduce ChargePoint’s reported diluted earnings per share.
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
As of April 30, 2026, warrants to purchase ChargePoint’s Common Stock were exercisable for 3,395,961 shares of Common Stock. Any shares of ChargePoint’s Common Stock issued upon exercise of warrants, including the 2025 Warrants, will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of ChargePoint’s Common Stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
2025 Senior Loan Interest Shares

During the quarter ended April 30, 2026, pursuant to the terms of the 2025 Credit Agreement, ChargePoint issued 1,199,942 shares of ChargePoint’s Common Stock (the “Interest Shares”) to the holders of the 2025 Senior Loan in lieu of paying cash interest. ChargePoint issued the Interest Shares in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. ChargePoint received no proceeds in connection with the issuance of the Interest Shares. See Note 6, Debt in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, for more information related to the Interest Shares.
Issuer Purchases of Equity Securities
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(a)None
(b)None
(c)Securities Trading Plans for Executive Officers and Directors
During the three months ended April 30, 2026, none of ChargePoint’s directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS
(a)Exhibits:

Exhibit No.	Description
10.1+‡	Offer Letter, dated July 10, 2025, between ChargePoint, Inc. and Eric Batill
10.2+
Amendment No. 1 to Credit and Security Agreement, dated April 23, 2026, by and among ChargePoint, Inc., ChargePoint Holdings, Inc., certain subsidiary guarantors, the lenders party thereto and Alter Domus (US) LLC.

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
____________

+ Filed herewith.
** Furnished herewith.
‡    Denotes management compensatory plan, contract or arrangement.
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

June 8, 2026

CHARGEPOINT HOLDINGS, INC.

	By:	/s/ Mansi Khetani
	Name:	Mansi Khetani
	Title:	Chief Financial Officer
(Principal Financial Officer)