Form 10-Q
period 2026-07-31
ChargePoint Holdings, Inc.
filed 2026-09-04
CIK 1777393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number 001-39004
ChargePoint Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1747686
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

254 East Hacienda Avenue Campbell, CA	95008
(Address of principal executive offices)	(Zip Code)
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

The registrant had outstanding 26,850,324 shares of common stock as of August 28, 2026.

CHARGEPOINT HOLDINGS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements could include, among other things, statements regarding the future financial performance of ChargePoint Holdings, Inc. (“ChargePoint” or the “Company,” or “we,” “us,” “our” and similar terms), as well as ChargePoint’s strategy, future operations, future operating results, financial position and resources, expectations regarding revenue, losses, costs, working capital and expense management, margins and prospects, as well as management plans and objectives. All statements, other than statements of present or historical fact included in this Quarterly Report, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project” or negatives of such terms and other similar expressions that predict or indicate future events or trends or that are not statements of present or historical matters. These statements are based on various assumptions, whether or not identified herein, and on the current expectations of ChargePoint’s management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of, fact or probability. Actual events and circumstances are difficult or impossible to predict and may differ from assumptions, and such differences may be material. Many actual events and circumstances are beyond the control of ChargePoint. These forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions about ChargePoint that may cause the actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. If any of these risks materialize or ChargePoint’s assumptions prove incorrect, actual results could differ materially from the results implied by these forward-looking statements. There may be additional risks that ChargePoint does not presently know or that ChargePoint currently believes are immaterial that could also cause actual results to differ from those contained in the forward-looking statements. In addition, forward-looking statements reflect ChargePoint’s expectations, plans or forecasts of future events and views as of the date hereof. ChargePoint anticipates that subsequent events and developments will cause ChargePoint’s assessments to change. These forward-looking statements should not be relied upon as representing ChargePoint’s assessments as of any date subsequent to the date hereof. Accordingly, undue reliance should not be placed upon the forward-looking statements. ChargePoint cautions you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond the control of ChargePoint.
The following factors, among others, could cause actual results to differ materially from forward-looking statements:
•ChargePoint experiences delays in new product introductions or adoption;
•ChargePoint’s ability to expand its business in Europe and the United States;
•the electric vehicle (“EV”) market and deliveries of passenger, fleet and autonomous vehicles may not grow as expected;
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
•ChargePoint’s ability to maintain a strong balance sheet and to raise capital as needed to support its business and pursue growth opportunities; and
•the possibility that ChargePoint may be adversely affected by other economic factors including macroeconomic conditions such as inflation, rising interest rates, geopolitical factors, foreign exchange volatility, adverse developments in the financial services industry, slower growth or recession or other business factors or other competitive factors.
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

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ChargePoint Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data, unaudited)

	July 31, 2026	January 31, 2026
Assets
Current assets:
Cash and cash equivalents	$95,330	$141,564
Restricted cash	400	400
Accounts receivable, net of allowance of $14,000 as of July 31, 2026 and $16,000 as of January 31, 2026	86,695	86,132
Inventories	179,468	214,903
Prepaid expenses and other current assets	24,457	19,028
Total current assets	386,350	462,027
Property and equipment, net	20,142	24,665
Intangible assets, net	52,742	60,534
Operating lease right-of-use assets	8,039	11,450
Goodwill	223,153	227,938
Other assets	5,244	5,631
Total assets	$695,670	$792,245

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$80,351	$90,094
Accrued and other current liabilities	139,810	141,723
Deferred revenue, current	122,245	119,381
Debt, current	17,476	32,371
Total current liabilities	359,882	383,569
Deferred revenue, noncurrent	126,310	131,200
Debt, noncurrent	219,462	228,480
Operating lease liabilities	8,376	10,677
Deferred tax liabilities	11,671	13,038
Other long-term liabilities	6,061	3,982
Total liabilities	731,762	770,946
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Common stock: $0.0001 par value; 1,000,000,000 shares authorized as of each of July 31, 2026 and January 31, 2026; 26,850,324 and 24,316,597 shares issued and outstanding as of July 31, 2026 and January 31, 2026, respectively	2	2
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of each of July 31, 2026 and January 31, 2026; zero shares issued and outstanding as of July 31, 2026 and January 31, 2026	—	—
Additional paid-in capital	2,157,728	2,128,764
Accumulated other comprehensive income (loss)	(3,359)	4,168
Accumulated deficit	(2,190,463)	(2,111,635)
Total stockholders’ equity (deficit)	(36,092)	21,299
Total liabilities and stockholders’ equity (deficit)	$695,670	$792,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Three months ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Revenue
Networked Charging Systems	$62,917	$50,421	$116,224	$102,480
Subscriptions	43,698	39,896	84,473	77,916
Other	9,460	8,273	17,197	15,834
Total revenue	116,075	98,590	217,894	196,230
Cost of revenue
Networked Charging Systems	49,495	46,492	98,449	95,130
Subscriptions	18,065	15,534	35,985	30,900
Other	6,213	5,836	11,536	11,486
Total cost of revenue	73,773	67,862	145,970	137,516
Gross profit	42,302	30,728	71,924	58,714
Operating expenses
Research and development	32,410	36,479	68,007	69,989
Sales and marketing	23,459	25,033	47,053	51,225
General and administrative	20,492	28,193	38,077	50,317
Total operating expenses	76,361	89,705	153,137	171,531
Loss from operations	(34,059)	(58,977)	(81,213)	(112,817)
Interest income	499	1,132	835	2,296
Interest expense	(279)	(6,849)	(553)	(13,285)
Other income (expense), net	(236)	(323)	4,860	2,290
Net loss before income taxes	(34,075)	(65,017)	(76,071)	(121,516)
Provision for income taxes	1,549	1,162	2,757	1,784
Net loss	$(35,624)	$(66,179)	$(78,828)	$(123,300)
Weighted average shares outstanding - Basic and Diluted (1)	26,322,311	23,196,534	25,490,242	23,076,430
Net loss per share - Basic and Diluted (1)	$(1.35)	$(2.85)	$(3.09)	$(5.34)
(1) Amounts have been adjusted to reflect 1-for-20 reverse stock split that became effective on July 28, 2025. See Note 1, “Description of Business and Basis of Presentation” for additional details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, unaudited)

	Three months ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Net loss	$(35,624)	$(66,179)	$(78,828)	$(123,300)
Other comprehensive income:
Foreign currency translation adjustment	(3,941)	1,206	(7,527)	21,318
Other comprehensive income (loss)	(3,941)	1,206	(7,527)	21,318
Comprehensive loss	$(39,565)	$(64,973)	$(86,355)	$(101,982)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data, unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of January 31, 2026	24,316,597	$2	$2,128,764	$4,168	$(2,111,635)	$21,299
Issuance of common stock under stock plans, net of tax withholding	281,530	—	(44)	—	—	(44)
Issuance of common stock upon ESPP purchase	99,562	—	472	—	—	472
Issuance of common stock in connection with Interest Shares	1,199,942	—	6,573	—	—	6,573
Stock-based compensation	—	—	9,388	—	—	9,388
Net loss	—	—	—	—	(43,204)	(43,204)
Other comprehensive loss	—	—	—	(3,586)	—	(3,586)
Balances as of April 30, 2026	25,897,631	$2	$2,145,153	$582	$(2,154,839)	$(9,102)
Issuance of common stock under stock plans, net of tax withholding	547,859	—	(63)	—	—	(63)
Issuance of common stock in connection with Interest Shares	404,834	—	2,869	—	—	2,869
Stock-based compensation	—	—	9,769	—	—	9,769
Net loss	—	—	—	—	(35,624)	(35,624)
Other comprehensive loss	—	—	—	(3,941)	—	(3,941)
Balances as of July 31, 2026	26,850,324	$2	$2,157,728	$(3,359)	$(2,190,463)	$(36,092)

	Common Stock (1)		Additional Paid-In Capital (1)	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2025	22,805,115	$2	$2,054,340	$(25,433)	$(1,891,438)	$137,471
Issuance of common stock under stock plans, net of tax withholding	175,317	—	19	—	—	19
Issuance of common stock upon ESPP purchase	101,976	—	1,269	—	—	1,269
Stock based compensation	—	—	16,838	—	—	16,838
Net loss	—	—	—	—	(57,121)	(57,121)
Other comprehensive income	—	—	—	20,112	—	20,112
Balances as of April 30, 2025	23,082,408	$2	$2,072,466	$(5,321)	$(1,948,559)	$118,588
Issuance of common stock under stock plans, net of tax withholding	278,291	—	(37)	—	—	(37)
Stock based compensation	—	—	17,196	—	—	17,196
Net loss	—	—	—	—	(66,179)	(66,179)
Other comprehensive income	—	—	—	1,206	—	1,206
Fractional share adjustment due to reverse stock split	(2,821)	—	(59)	—	—	(59)
Balances as of July 31, 2025	23,357,878	$2	$2,089,566	$(4,115)	$(2,014,738)	$70,715
(1) Amounts have been adjusted to reflect 1-for-20 reverse stock split that became effective on July 28, 2025. See Note 1, “Description of Business and Basis of Presentation” for additional details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ChargePoint Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended July 31,
	2026	2025
Cash flows from operating activities
Net loss	$(78,828)	$(123,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,440	13,854
Non-cash operating lease cost	1,650	1,784
Stock-based compensation	21,561	36,079
Amortization of deferred contract acquisition costs	1,558	1,687
Paid-in-kind non-cash interest expense	387	9,397
Foreign currency transactions (gain) loss	784	(3,922)
Reserves and other	(9,195)	4,281
Changes in operating assets and liabilities:
Accounts receivable, net	(1,784)	2,636
Inventories	40,690	3,338
Prepaid expenses and other assets	(6,754)	3,374
Accounts payable, operating lease liabilities, and accrued and other liabilities	(22,329)	3,295
Deferred revenue	(971)	8,377
Net cash used in operating activities	(40,791)	(39,120)
Cash flows from investing activities
Purchases of property and equipment	(2,105)	(2,358)
Net cash used in investing activities	(2,105)	(2,358)
Cash flows from financing activities
Repayment of borrowings	(9,625)	—
Proceeds from the issuance of common stock under employee equity plans, net of tax withholding	365	1,251
Change in driver funds and amounts due to customers	6,794	6,838
Net cash (used in) provided by financing activities	(2,466)	8,089
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(872)	2,941
Net decrease in cash, cash equivalents, and restricted cash	(46,234)	(30,448)
Cash, cash equivalents, and restricted cash at beginning of period	141,964	224,971
Cash, cash equivalents, and restricted cash at end of period	$95,730	$194,523
Supplementary cash flow information
Cash paid for interest	$—	$302
Cash paid for taxes	$1,549	$1,860
Supplementary cash flow information on noncash investing and financing activities
Acquisitions of property and equipment included in accounts payable and accrued and other current liabilities	$340	$341
Issuance of Common Stock for contractual Interest Shares*	$9,442	$—
Non-cash adjustment to right-of-use asset due to reorganization	$(1,764)	$—

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
Basis of Presentation
The condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended January 31, 2026 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2026, which provides a more complete discussion of the Company’s accounting policies and certain other information. The information as of January 31, 2026, included on the condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position as of July 31, 2026, the results of operations for the three and six months ended July 31, 2026 and 2025, and cash flows for the six months ended July 31, 2026 and 2025. The results of operations for the three and six months ended July 31, 2026, are not necessarily indicative of the results that may be expected for the year ending January 31, 2027.
The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets, and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has been engaged in developing and marketing its Networked Charging Systems, subscriptions and other offerings, raising capital, and recruiting personnel, and it has incurred net operating losses and negative cash flows from operations in every year since inception and expects this to continue for the foreseeable future. As of July 31, 2026, the Company had an accumulated deficit of $2,190.5 million.
The Company’s principal sources of liquidity are its cash and cash equivalents, cash generated from sales to customers, debt financing (as described in Note 6, Debt), and sales of Common Stock. The Company had cash, cash equivalents and restricted cash of $95.7 million as of July 31, 2026. Cash outflow from operations was $40.8 million and $39.1 million for the six months ended July 31, 2026 and 2025, respectively. As of the date on which these condensed consolidated financial statements were issued, the Company believes that its cash on hand, together with cash generated from sales to customers, will satisfy its working capital and capital requirements for at least the next twelve months following the issuance of the condensed consolidated financial statements. The Company’s assessment of the period of time its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties. The Company’s actual results could vary as a result of, and its near- and long-term future capital requirements will depend on, many factors, including its growth rate, subscription renewal activity, the timing and extent of spending to support its acquisitions, infrastructure and research and development efforts, the expansion of sales and marketing activities, the timing of new introductions of products or features, the continuing market adoption of its Networked Charging Systems and ChargePoint Platform, and the overall market acceptance

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
of EVs. The Company has and may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. The Company has based its estimates on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. The Company may be required to seek additional equity or debt financing. Future liquidity and cash requirements will depend on numerous factors, including market penetration, the introduction of new products, and potential acquisitions of related businesses or technology. If additional financing is required from outside sources, the Company may not be able to raise it on acceptable terms or at all. If the Company is unable to raise additional capital when desired, or if it cannot expand its operations or otherwise capitalize on its business opportunities because it lacks sufficient capital, the Company may need to reorganize its operations including through further reductions in its workforce and its business, operating results and financial condition would be materially adversely affected.
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
Concentration of credit risk with respect to trade accounts receivable is considered to be limited due to the diversity of the Company’s customer base and geographic sales areas. As of July 31, 2026, one customer, a channel partner, individually accounted for 17% of total accounts receivable, net. As of January 31, 2026, one customer, a channel partner, individually accounted for 14% of accounts receivable, net. For the three and six months ended July 31, 2026, one customer individually represented 17% and 16% of total revenue, respectively. For the three months ended July 31, 2025, one customer individually represented 11% of total revenue. For the six months ended July 31, 2025, no customer individually represented 10% or more of total revenue.
The Company’s revenue is concentrated in the infrastructure needed for charging EVs, an industry which is highly competitive and rapidly changing. Significant technological changes within the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect the Company’s operating results.
Segment Reporting
Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company operates as one operating and reporting segment. Accordingly, its CODM, who is its Chief Executive Officer, uses consolidated net income or loss to measure segment profit or loss for purposes of making decisions regarding allocating resources and assessing Company performance. In addition, the CODM reviews the significant expenses, categorized as cost of sales and each major operating expense category (i.e., research and development, sales and marketing, and general and administrative) using consolidated amounts presented in the Condensed Consolidated Statements of Operations. The Company has no segment managers who are held accountable by the CODM for operations, operating results, and planning for levels of components below the consolidated unit level.
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
The reconciliation of cash, cash equivalents, and restricted cash to amounts presented in the condensed consolidated statements of cash flows were as follows:

	July 31, 2026	January 31, 2026
	(in thousands)
Cash and cash equivalents	$95,330	$141,564
Restricted cash	400	400
Total cash, cash equivalents, and restricted cash	$95,730	$141,964

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
As of July 31, 2026 and January 31, 2026, there were no assets or liabilities that were measured at fair value on a recurring basis.
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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
3.Goodwill and Intangible Assets
The following table summarizes the changes in carrying amounts of goodwill (in thousands):

Balance as of January 31, 2026	$227,938
Foreign exchange fluctuations	(4,785)
Balance as of July 31, 2026	$223,153
There was no impairment recognized for the three and six months ended July 31, 2026 and 2025.
The following table presents the details of intangible assets:

	July 31, 2026
	Cost (1)	Accumulated Amortization (1)	Net (1)	Useful Life
	(amounts in thousands, useful lives in years)
Customer relationships	$95,345	$(46,201)	$49,144	10
Developed technology	19,099	(15,501)	3,598	6
	$114,444	$(61,702)	$52,742
_______________
(1) Values are translated into U.S. Dollars at period-end foreign exchange rates.

	January 31, 2026
	Cost (1)	Accumulated Amortization (1)	Net (1)	Useful Life
	(amounts in thousands, useful lives in years)
Customer relationships	$97,681	$(42,442)	$55,239	10
Developed technology	19,476	(14,181)	5,295	6
	$117,157	$(56,623)	$60,534
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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents the amortization expense related to intangible assets:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Amortization expense	$3,181	$3,178	$6,395	$6,219
4.Composition of Certain Financial Statement Items
Inventories
Inventories consisted of the following:

	July 31, 2026	January 31, 2026
	(in thousands)
Raw materials	$4,636	$6,595
Finished goods and components	174,832	208,308
Total Inventories	$179,468	$214,903
Prepaid expense and other current assets
Prepaid expense and other current assets consisted of the following:

	July 31, 2026	January 31, 2026
	(in thousands)
Prepaid expense	$8,551	$5,988
Other current assets	15,906	13,040
Total Prepaid Expense and Other Current Assets	$24,457	$19,028
Property and Equipment, net
Property and equipment, net consisted of the following:

	July 31, 2026	January 31, 2026
	(in thousands)
Machinery and equipment	$35,654	$35,320
Owned and operated systems	23,682	24,437
Tooling	17,920	17,277
Computers and software	9,093	9,710
Leasehold improvements	8,606	8,823
Furniture and fixtures	1,509	1,409
Construction in progress	231	309
	96,695	97,285
Less: Accumulated depreciation	(76,553)	(72,620)
Total Property and Equipment, Net	$20,142	$24,665

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents the depreciation expense:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Depreciation expense	$2,926	$3,748	$6,045	$7,635
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	July 31, 2026	January 31, 2026
	(in thousands)
Accrued expenses	$40,931	$46,184
Refundable customer deposits (1)	23,447	24,316
Customer funds (2)	22,575	21,043
Taxes payable	22,147	21,131
Payroll and related expenses	9,119	8,379
Reserve for losses on non-cancellable purchase commitments	7,029	7,029
Other current liabilities	14,562	13,641
Total Accrued and Other Current Liabilities	$139,810	$141,723
(1) Refundable customers deposits represent refundable prepayments for future charging sessions.
(2) Customer funds represent amounts related to charging sessions collected from drivers on behalf of our station owners, pending reimbursement.
Revenue
Revenue consisted of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
United States	$79,990	$76,846	$149,799	$151,720
Canada	15,680	6,074	27,231	14,009
Rest of World	20,405	15,670	40,864	30,501
Total revenue	$116,075	$98,590	$217,894	$196,230
Deferred Revenue
The following table shows the total deferred revenue for each period presented.

	July 31, 2026	January 31, 2026
	(in thousands)
Total deferred revenue	$248,555	$250,581

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table shows the revenue recognized that was included in the deferred revenue balance at the beginning of the period.

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Total deferred revenue recognized	$34,941	$29,478	$68,554	$60,823
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancellable contracted amounts that will be invoiced and recognized as revenue in future periods. Revenue expected to be recognized from remaining performance obligations was $255.6 million as of July 31, 2026, of which 50% is expected to be recognized over the next twelve months.
5.Restructuring
March 2026 Reorganization
On March 31, 2026, the Company implemented a reorganization of its operations including a reduction of the Company’s current global workforce by approximately 146 employees, or 10% of the Company’s global workforce at the time (the “March 2026 Reorganization”). As a result, in the first quarter of fiscal year 2027, the Company incurred $7.3 million of employee severance, termination and employment-related exit costs and $1.0 million of facility exit costs.
The following table summarizes the charges related to the March 2026 Reorganization by line item within the Company’s condensed consolidated statements of operations for the six months ended July 31, 2026:

	Severance and employment-related termination costs	Facility and other contract terminations	Total
	(in thousands)
Cost of revenue	$730	$—	$730
Research and development	4,122	—	4,122
Sales and marketing	1,681	—	1,681
General and administrative	786	1,040	1,826
Total	$7,319	$1,040	$8,359
As of July 31, 2026, $2.5 million in restructuring-related liabilities remained in accrued and other current liabilities in the condensed consolidated balance sheets. As of January 31, 2026, restructuring liabilities related to the September 2023 reorganization of $0.1 million remained in accrued and other current liabilities in the condensed consolidated balance sheets.
July 2026 Reorganization
On July 29, 2026, the Company implemented a reorganization of its operations including a reduction of the Company’s current global workforce of approximately 127 employees, or 10% of the Company’s global workforce at the time (the “July 2026 Reorganization”). As a result, during the three and six months ended July 31, 2026 the Company incurred $5.7 million of employee severance, termination and employment-related exit costs and $0.7 million of facility exit costs.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the charges related to the July 2026 Reorganization by line item within the Company’s condensed consolidated statements of operations for the six months ended July 31, 2026:

	Severance and employment-related termination costs	Facility and other contract terminations	Total
	(in thousands)
Cost of revenue	$624	$—	$624
Research and development	2,210	—	2,210
Sales and marketing	1,509	—	1,509
General and administrative	1,333	723	2,056
Total	$5,676	$723	$6,399
As of July 31, 2026, $5.3 million in restructuring-related liabilities remained in accrued and other current liabilities in the condensed consolidated balance sheets.
During the three and six months ended July 31, 2025, no restructuring charges were incurred.
6.Debt
The following table presents a summary of debt, current and debt, noncurrent:

	Maturity	July 31, 2026	January 31, 2026
		(in thousands)
Debt, current
2025 Senior Loan	January 2030	$17,476	$32,371
Total debt, current		$17,476	$32,371

Debt, noncurrent
2025 Senior Loan	January 2030	$208,145	$217,692
2028 Convertible Notes	April 2028
Gross amount		11,811	11,330
Debt discount and issuance costs		(494)	(542)
Total 2028 Convertible Notes		11,317	10,788
Total debt, noncurrent		$219,462	$228,480
2025 Senior Loan

On November 14, 2025, the Company entered into a privately negotiated exchange agreement (the “Exchange Agreement”) with certain holders (the “Exchanging Holders”) of its outstanding 2028 Convertible Notes (as described below). Pursuant to the Exchange Agreement, the Company exchanged $328.6 million of aggregate capitalized principal amount of the 2028 Notes for the following consideration (the “Exchange Transaction”): (i) $186.5 million in aggregate principal loan amount (the “2025 Senior Loan”) issued under a Credit and Security Agreement, dated November 14, 2025, by and among the Company, as parent, ChargePoint, Inc., a Delaware corporation and wholly owned subsidiary of the Company, as borrower (the “Borrower”), certain subsidiaries of the Company, as subsidiary guarantors (the “Subsidiary Guarantors”), the Exchanging Holders, and an administrative and collateral agent, as amended by Amendment No. 1 to Credit and Security Agreement, dated April 23, 2026 (collectively, the “2025 Credit Agreement”) (ii) $25.0 million in cash, and (iii) warrants to purchase up to 1,671,000 shares of the Company’s Common Stock at an exercise price of $25.00 per share (the “2025 Warrants”), as discussed in Note 9, Stock Warrants. ChargePoint did not receive any cash proceeds from the Exchange Transaction. Following the

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

consummation of the Exchange Transaction, $11.3 million in capitalized principal amount of 2028 Convertible Notes remained outstanding.
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
The 2025 Senior Loan matures on January 31, 2030, and the loans thereunder (the “Loans”) do not amortize, except as described below. In accordance with the 2025 Credit Agreement, the Borrower was obligated to pay up to an aggregate of $30.0 million of the Loans (the “Short-Term Loans”) in two installments originally due on November 24, 2025 and February 16, 2026 (each such date, a “Prepayment Date”), pursuant to a formulaic repayment measure based on volume-weighted average price per share of Common Stock for the thirty consecutive trading days preceding the applicable Prepayment Date. The Company made separate payments of $14.8 million and $9.6 million on the respective Prepayment Dates in connection with the repayment of the Short-Term Loans with resulting gains of $0.2 million and $5.4 million, respectively reflected in other income. The remaining Loans of $156.5 million will bear interest at a fixed rate of 12% per annum, payable quarterly. All future interest payment obligations on the 2025 Senior Loans are included in the carrying value of the 2025 Senior Loans. As a result, future interest payments are reported as a reduction in the carrying value of the 2025 Senior Loans and not as interest expense. Interest recorded as debt, current was $17.5 million and $17.4 million in the Condensed Consolidated Balance Sheet as of July 31, 2026 and January 31, 2026, respectively. Interest recorded as debt, non-current was $51.6 million and $61.2 million in the Condensed Consolidated Balance Sheet as of July 31, 2026 and January 31, 2026, respectively.
For any interest payment date occurring on or prior to November 14, 2026, the Company may elect to pay interest in shares of common stock of the Company (“Interest Shares”) in lieu of cash. Interest Shares will be valued based on the thirty-day trailing volume-weighted average price (“VWAP”) preceding the applicable interest payment date. Issuance of Interest Shares is subject to a cap of 19.99% of the Company’s outstanding shares to comply with NYSE listing requirements, unless stockholder approval is obtained. The Company issued 404,834 and 1,604,776 shares of Common Stock valued $2.9 million and $9.4 million in Interest Shares during the three and six months ended July 31, 2026, respectively.
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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
As of July 31, 2026, the estimated fair value of the 2025 Senior Loan was $143.7 million, using Level 2 fair value inputs. The fair value of the 2025 Senior Loan is estimated using a binomial lattice model that is primarily affected by market interest rates.

2028 Convertible Notes
The following table presents the Company’s interest expense related to convertible debt:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
2028 Convertible Notes
Interest expense for Cash Interest and PIK Interest	$204	$4,898	$506	$13,500
PIK Fair Value Adjustment	—	—	(95)	(3,895)
Amortization of debt discount and issuance costs	75	1,571	142	2,925
Total interest expense	$279	$6,469	$553	$12,530
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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
During the six months ended July 31, 2026, the Company elected the option of PIK Interest through the issuance of additional Original Convertible Notes of $0.5 million. On the date of issuance, the total fair value of the PIK notes issued in the

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

first quarter of fiscal year 2027, measured using Level 2 inputs, was $0.4 million, which represented a debt discount of $0.1 million, which will be amortized to interest expense over the contractual term of the note.
As of July 31, 2026, the aggregate principal amount of $11.8 million of the 2028 Convertible Notes remained outstanding.

Amortization of debt discount and issuance costs is reported as a component of interest expense and is computed using the straight-line method over the term of the 2028 Convertible Notes, which approximates the effective interest method. As of July 31, 2026, the effective interest rate on the 2028 Convertible Notes was approximately 9.8%.
The estimated fair value of the 2028 Convertible Notes, valued using Level 2 fair value inputs, as of July 31, 2026 and January 31, 2026 was $10.2 million and $9.4 million, respectively.
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
On November 14, 2025, the Company terminated the 2027 Revolving Credit Facility in connection with the Exchange Transaction and accordingly, as of January 31, 2026, the Former Borrower had no borrowings or letters of credit outstanding under the Former Credit Agreement. The Company recognized amortization of debt issuance costs and commitment fees in the amount of $0.4 million and $0.8 million for the three and six months ended July 31, 2025, respectively.
7.Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services related to, but not limited to, manufacturing, facilities and professional services under non-cancellable contracts. They were not recorded as liabilities on the condensed consolidated balance sheets as of July 31, 2026, as the Company had not yet received the related goods or services.
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
Class Action Litigation
A class action lawsuit alleging violations of federal securities laws was filed on November 29, 2023 in the U.S. District Court for the Northern District of California (the “NorCal Court”) against the Company and certain of its former officers (the “Class Defendants”). A second class action lawsuit (together with the November 2023 Class Action, the “Class Actions”) was filed against the Class Defendants on January 22, 2024. On May 16, 2024, the NorCal Court consolidated the Class Actions into one action captioned Khan v. ChargePoint Holdings, Inc., et al., Case No. 23-cv-06172-NW, appointed two lead plaintiffs (“Lead Plaintiffs”), and appointed lead counsel. On July 19, 2024, Lead Plaintiffs filed a Consolidated Amended

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Complaint which purported to be on behalf of purchasers of the Company’s stock between December 7, 2021 and November 16, 2023. This Consolidated Amended Complaint alleged that the Class Defendants made materially false and misleading statements in violation of Section 10(b) and Rule 10b-5(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) regarding, (1) ChargePoint’s handling of supply chain disruptions; (2) ChargePoint’s revenue; and (3) the value of ChargePoint’s inventory. Lead Plaintiffs also alleged the Class Defendants engaged in a scheme to prematurely recognize revenue in violation of Sections 10(b) and Rules 10b-5(a) and (c) of the Exchange Act. The Class Defendants filed a motion to dismiss the Consolidated Amended Complaint on September 17, 2024, and the motion was fully briefed and scheduled to be heard on July 16, 2025. On July 8, 2025, pursuant to the parties’ stipulation, the NorCal Court vacated the hearing so Plaintiffs could file a Second Amended Complaint, which they did on July 22, 2025. The Second Amended Complaint alleged the same claims based on the same theories as the Consolidated Amended Complaint, but named an additional former officer as a Defendant and added additional challenged statements made within the same Class Period. The Class Defendants filed a motion to dismiss the Second Amended Complaint on September 17, 2025. On February 20, 2026, the NorCal Court granted the Class Defendants’ motion to dismiss with leave to amend. On March 3, 2026, plaintiffs filed a Third Amended Complaint. The Third Amended Complaint alleges the same claims based on the same theories as the Second Amended Complaint but removes some challenged statements related to ChargePoint’s handling of supply chain disruptions. The Class Defendants filed a motion to dismiss the Third Amended Complaint on March 20, 2026. On May 21, 2026, the N. D. Cal. Court denied the motion to dismiss and, on May 22, 2026, the Court entered a scheduling order. Fact discovery closes on December 11, 2026, and a mediation must be completed by December 30, 2026. Trial is scheduled for July 26, 2027.
Derivative Actions

Between January 4, 2024 and July 16, 2026, ChargePoint stockholders purporting to act on behalf of the Company filed derivative actions in the U.S. District Court for the District of Delaware, the U.S. District Court for the Northern District of California, and Delaware Chancery Court against ChargePoint’s current and certain former Directors and certain of its current and former officers (“Derivative Defendants”). These actions allege that the Derivative Defendants breached their fiduciary duties to ChargePoint in connection with the same alleged events and alleged materially false and misleading statements asserted in the Class Actions described above. These actions are: Baker v. Romano, et al. (U.S. District Court of Delaware: Case No. 1:24-cv-00010), In re ChargePoint Holdings, Inc. Derivative Litigation (U.S. District Court for the Northern District of California: Case No. 5:24-cv-00149) and In re ChargePoint Holdings, Inc. Stockholder Derivative Litigation (Delaware Court of Chancery: C.A. No. 2026-0938).

In addition, two actions were filed in Delaware Chancery Court against the Derivative Defendants, premised on the same alleged events and alleged materially false and misleading statements asserted in the Class Actions, but also asserting that the Board of Directors of the Company improperly refused demands to take action with respect to the allegations. These actions are Lomont v. Romano, et al. (Delaware Court of Chancery: C.A. No. 2026-0682) and Levitan v. Chizen, et al. (Delaware Court of Chancery: C.A. No. 2026-1001).
These derivative actions assert claims for breaches of fiduciary duty, disgorgement of all profits from alleged insider stock sales made while in possession of material nonpublic information, imposition of a constructive trust over compensation and profits obtained through the alleged unjust enrichment and insider selling, and attorneys’ fees and costs. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. At this time, the Company is unable to predict the outcome or estimate the actual amount of loss or range of losses that could potentially result from these lawsuits.
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

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Tariffs
In February 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (IEEPA). As a result of this ruling, the Company may be eligible for a refund of tariffs previously paid on imported goods. During the three and six months ended July 31, 2026, the Company received refunds of $6.1 million related to these tariffs which were recorded as a reduction to inventory and cost of goods sold.
The Company continues to evaluate whether it may be entitled to other refunds and continues to monitor developments in regards to various tariffs and their potential impact on its results of operations.
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
Letters of Credit
The Company had $0.4 million of secured letters of credit outstanding as of each of July 31, 2026 and January 31, 2026.
Leases
The Company leases its office facilities under non-cancelable operating leases with various lease terms. The Company also leases certain office equipment under operating lease agreements.
The following table presents future payments of lease liabilities under the Company's non-cancelable operating leases as of July 31, 2026 (in thousands):

(in thousands)
2027 (remaining six months)	$2,970
2028	4,885
2029	4,282
2030	2,508
Total undiscounted operating lease payments	14,645
Less: imputed interest	(1,482)
Total operating lease liabilities	13,163
Less: current portion of operating lease liabilities	(4,787)
Operating lease liabilities, noncurrent	$8,376

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8.Common Stock
As of July 31, 2026 and January 31, 2026, the Company was authorized to issue 1,000,000,000 shares of Common Stock, with a par value of $0.0001 per share. There were 26,850,324 and 24,316,597 shares issued and outstanding as of July 31, 2026 and January 31, 2026, respectively.
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
During the three and six months ended July 31, 2026 and July 31, 2025, there were no sales of the Company’s Common Stock pursuant to the 2025 ATM Facility and 2022 ATM Facility, respectively. As of July 31, 2026 there were no material amounts of shares of the Company’s Common Stock issued pursuant to the 2025 ATM Facility.
2025 Senior Loan Interest Shares
During the three and six months ended July 31, 2026, pursuant to the terms of the 2025 Credit Agreement, ChargePoint issued 404,834 and 1,604,776, respectively, Interest Shares to the holders of the 2025 Senior Loan in lieu of paying cash interest. See Note 6, Debt, for more information related to the Interest Shares.
9.Common Stock Warrants
The Company had outstanding warrants issued prior to 2021 to purchase shares of Common Stock (collectively, “Legacy Warrants”). As of July 31, 2026, there were 1,724,961 Legacy Warrants outstanding which are classified as equity and no Legacy Warrants were exercised during the three and six months ended July 31, 2026 and 2025. 1,046,106 Legacy Warrants have an exercise price of $120.60 per share and expire between July 31, 2030 and August 04, 2030. 678,855 Legacy Warrants have an exercise price of $180.80 per share and expire between November 16, 2028 and February 14, 2029. Warrants outstanding and warrant activity are adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 1, Description of Business and Basis of Presentation.
In connection with the Exchange Transaction, on November 14, 2025, described in Note 6, Debt, under “2025 Senior Loan”, the Company issued the warrants to purchase an aggregate of 1,671,000 shares of ChargePoint’s Common Stock to the Exchanging Holders (2025 Warrants). The 2025 Warrants were exercisable immediately upon issuance and will expire on November 14, 2030. The 2025 Warrants are classified as equity as they are redeemable only in shares of Common Stock, with an exercise price of $25.00 per share and may be exercised at the election of the holder on a cash basis or through a cashless exercise. As of July 31, 2026, 1,671,000 2025 Warrants were outstanding and no 2025 Warrants were exercised during the three and six months ended July 31, 2026.

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10.Equity Plans and Stock-based Compensation
The following sets forth the total stock-based compensation expense for employee equity plans included in the Company’s condensed consolidated statements of operations:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$871	$1,251	$1,862	$2,474
Research and development	5,027	9,174	10,460	17,788
Sales and marketing	1,770	2,876	3,652	5,955
General and administrative	3,297	4,915	5,587	9,862
Total stock-based compensation expense	$10,965	$18,216	$21,561	$36,079
As of July 31, 2026, the Company had unrecognized stock-based compensation expense related to RSUs and PRSUs (as defined below), and 2021 ESPP (as defined below) of $35.9 million, which is expected to be recognized over a weighted-average period of 2.0 years.
2021 Equity Incentive Plan
The 2021 Equity Incentive Plan (“2021 EIP”) allows the Company to grant stock options, stock appreciation rights, restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), and certain other awards. As of July 31, 2026, 1,131,989 shares of Common Stock were available under the 2021 EIP.
The Company has granted the instruments noted below under the 2021 EIP.
Restricted Stock Units
A summary of RSUs outstanding under the 2021 EIP as of July 31, 2026 and changes during the fiscal year-to-date period then ended is presented in the following table, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 1, Description of Business and Basis of Presentation:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 31, 2026	2,195,297	$26.56
RSU granted	1,393,147	$7.46
RSU vested	(845,171)	$28.62
RSU forfeited	(284,253)	$24.55
Outstanding as of July 31, 2026	2,459,020	$15.26
Performance Restricted Stock Units
Market-Based PRSUs
Pursuant to the 2021 EIP, the Company has granted PRSUs to certain executive officers of the Company. Vesting of the PRSUs is dependent upon the satisfaction of both market- and service-based conditions occurring at the end of a four- or five- year period. The market-based condition is achieved if the closing price of the Company’s Common Stock is greater than or

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

equal to the applicable stock price appreciation target over a specified period at any time during the period beginning the date of the grant and ending on the expiration date.
Performance-Based PRSUs
Performance-based PRSUs are granted to certain employees, including executive officers, with vesting based on the achievement of specific financial goals, such as EBITDA. The grant date fair value of performance-based PRSUs is valued based on the Company’s stock price at the grant date. Stock-based compensation expense is recognized over the requisite service period based on the number of units expected to vest, which is reassessed during each reporting period based on the Company’s evaluation of the probability of achieving the applicable performance conditions.
A summary of PRSUs outstanding under the 2021 EIP as of July 31, 2026 and changes during the fiscal year-to-date period then ended is presented in the following table, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 1, Description of Business and Basis of Presentation:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 31, 2026	444,933	$23.22
PRSUs granted	—	$—
PRSU forfeited	—	$—
Outstanding as of July 31, 2026	444,933	$23.22
2026 Inducement Plan
On January 15, 2026, ChargePoint's Board adopted the 2026 Inducement Plan to attract new employees by offering equity-based awards, without stockholder approval, under the NYSE inducement exemption. The plan authorizes up to 300,000 shares and is administered by the Compensation and Organizational Development Committee of the Board. During the three and six months ended July 31, 2026, 196,439 shares of Common Stock were issued under the Inducement Plan and 103,561 shares were reserved for future issuance.
2021 Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (“2021 ESPP”) permits participants to purchase shares of the Company’s Common Stock at a discounted price through payroll deductions. As of July 31, 2026, 894,753 shares of Common Stock were available under the 2021 ESPP.
2017 Stock Option Plan and 2007 Stock Option Plan
In fiscal year 2022, the Company terminated its 2017 Stock Option Plan (the “2017 Plan”) and 2007 Stock Option Plan (the “2007 Plan”).

ChargePoint Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

A summary of stock options outstanding under the 2017 Plan and 2007 Plan as of July 31, 2026 and changes during the fiscal year-to-date period then ended is presented in the following table, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 1, Description of Business and Basis of Presentation:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2026	118,756	$15.51	3.1	$—
Options expired	(9,034)	$14.31
Outstanding as of July 31, 2026	109,722	$15.60	2.5	$—
Options vested as of July 31, 2026	109,722	$15.60	2.5	$—
Exercisable as of July 31, 2026	109,722	$15.60	2.5	$—
11.Income Taxes
The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter. The effective income tax rate was (4.5)% and (1.8)% for the three months ended July 31, 2026 and 2025, respectively. The effective income tax rate was (3.6)% and (1.5)% for the six months ended July 31, 2026 and 2025, respectively. The effective tax rate differs from the U.S. statutory rate primarily due to the full valuation allowances on the Company’s net domestic deferred tax assets as it is more likely than not that all of the deferred tax assets will not be realized.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law in the United States. The OBBBA includes a broad range of tax reform provisions affecting businesses. The Company has reflected the estimated impact of the OBBBA in the year-to-date and quarterly tax provision as of July 31, 2026. The impact of the OBBBA was not material to our Condensed Consolidated Financial Statements (Unaudited) and related disclosures.
12.Basic and Diluted Net Loss per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three and six months ended July 31, 2026 and 2025, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 1, Description of Business and Basis of Presentation:

	Three months ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands, except share and per share data)
Numerator:
Net loss	$(35,624)	$(66,179)	$(78,828)	$(123,300)
Denominator:
Weighted average common shares outstanding	26,322,311	23,196,534	25,490,242	23,076,430
Weighted average shares outstanding - Basic and Diluted	26,322,311	23,196,534	25,490,242	23,076,430

Net loss per share - Basic and Diluted	$(1.35)	$(2.85)	$(3.09)	$(5.34)
The potential shares of Common Stock that were excluded from the computation of diluted net loss per share attributable to common stockholders at each period end, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in

Note 1, Description of Business and Basis of Presentation, because including them would have had an antidilutive effect were as follows:

	July 31, 2026	July 31, 2025
2028 Convertible Notes (on an as-converted basis)	49,214	1,358,507
Options to purchase common stock	109,722	121,133
Restricted stock units	2,655,459	2,955,766
2025 Warrants	1,671,000	—
Legacy Warrants	1,724,961	1,724,971
Employee stock purchase plan	657,448	572,471
Total potentially dilutive common share equivalents	6,867,804	6,732,848
PRSUs granted were excluded from the above table because the respective stock price and EBITDA targets have not been met as of July 31, 2026.

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
Since its inception in 2007, ChargePoint has been engaged in developing and marketing its Networked Charging Systems, subscriptions and other offerings, raising capital and recruiting personnel. ChargePoint has incurred net operating losses and negative cash flows from operations in every year since its inception. As of July 31, 2026, ChargePoint had an accumulated deficit of $2,190.5 million. The Company’s principal sources of liquidity are its cash and cash equivalents, cash generated from sales to customers, debt financing (as described in Part I, Item 1, Note 6, Debt), and sales of Common Stock under the 2025 ATM Facility (as defined in Part I, Item 1, Note 8, Common Stock).
Key Factors Affecting Operating Results
ChargePoint believes its performance and future success depend on several factors that present significant opportunities for it but also pose risks and challenges, including those discussed below:
Growth in EV Adoption
ChargePoint believes its revenue growth is tied to the number of passenger and commercial EVs sold, which it believes drives the demand for EV charging infrastructure. The market for EVs is still rapidly evolving and although demand for EVs has grown in recent years, the rate of EV sales is highly volatile and there is no guarantee of future demand for EV sales, especially in the markets ChargePoint primarily services, such as North America and Europe. Factors impacting the adoption of EVs include but are not limited to perceptions about EV features, quality, safety, performance and cost; perceptions about the limited range over which EVs may be driven on a single battery charge; volatility in the cost of oil and gasoline (including as a result of ongoing conflicts in the Middle East involving the United States, Iran, Israel and other Gulf States); availability of services for EVs; consumers’ perception about the convenience, reliability and cost of charging EVs; and increases in fuel efficiency of internal combustion engine vehicles. Further, numerous EV auto manufacturers have announced delays in or modified their previously announced plans to migrate their manufacturing production to be solely or primarily EVs. For example, the North American EV market has recently suffered declines in the sale of new EVs since the termination of the $7,500 U.S. federal tax credit in September 2025, resulting in quarterly declines of new EVs sold as compared to prior periods. If the market for EVs does not develop as expected, if there is any slow-down or delay in overall EV adoption, or if auto manufacturers delay their EV manufacturing rates or eliminate their plans to transition to predominantly EV manufacturing, the rate of EV adoption may be adversely affected and the market for EV charging may not develop as a result and ChargePoint’s financial condition and results of operations could be materially and adversely impacted.
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
The U.S. federal government has imposed, and may in the future impose, modify, suspend, or eliminate tariffs and surcharges on imports from various countries under one or more statutory authorities, including but not limited to executive trade powers and applicable provisions of U.S. trade law. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs and surcharges, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on ChargePoint’s business. ChargePoint continues to monitor and evaluate these developments and assess their potential impact on ChargePoint’s business, financial condition, and results of operations. Trade restrictions and increased tariffs between the United States and countries like China, Mexico and Canada may result in adverse economic conditions, increase the costs of goods sold and result in a recession or the threat of a recession.
In addition, the United States automotive manufacturing industry is particularly sensitive to the impact of disruptions in supply chains as a result of geopolitical conflicts and tariffs on the increased costs of manufacturing and selling vehicles, which may result in substantial increases to the cost of vehicles to consumers, including EVs. Because ChargePoint is substantially reliant on the increased adoption and sales of new EVs, if there is any downturn in the sales of EVs or consumers reduce their purchases of new EVs, either because the vehicles are more expensive or as the result of a general downturn in the overall economy as the result of the conflicts in the Middle East and additional tariffs, ChargePoint’s customers may reduce their need for EV infrastructure development and ChargePoint’s business, financial results and results of operations may be harmed.
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
Impact of New Product Releases and Investments in Growth
As ChargePoint introduces new products, its gross margins may be initially negatively impacted by launch costs and lower sales volumes until it achieves targeted cost reductions. Cost reductions may not occur on the timeline ChargePoint expects due to a number of factors, including but not limited to failure to meet its own estimates, unanticipated supply chain difficulties, government mandates or certification requirements. In recent quarters, ChargePoint has maintained elevated levels of inventory, and ChargePoint is also preparing for the introduction of its next generation AC and DC Networked Charging System models, which increases the complexity of inventory management and heightens the risk that certain existing products or components may become excess, obsolete, or subject to inventory write‑downs. In addition, ChargePoint may accelerate its expenditures where it sees growth opportunities, which may negatively impact gross margin until upfront costs and inefficiencies are absorbed and normalized operations are achieved. Further, ChargePoint has historically invested in prioritizing an assurance of supply of its products and new customer acquisition, which puts pressure on gross margins and increases operating expenses. ChargePoint also continuously evaluates and may adjust its expenditures, such as new product introduction costs, based on its launch plans for new products, as well as other factors including the pace and prioritization of current projects under development and the addition of new projects. As ChargePoint attains higher revenue, it expects operating expenses as a percentage of total revenue to decrease as it scales and focuses on increasing operational efficiency and process automation.
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
For example, the Infrastructure Investment and Jobs Act signed into law on November 15, 2021 provided additional funding for EVs and EV charging infrastructure through the creation of new programs and grants and the expansion of existing programs, including the $7.5 billion National Electric Vehicle Infrastructure (“NEVI”) Program for EV charging along highway corridors. On August 11, 2025, the Federal Highway Administration (“FHWA”) issued new guidance, updating prior guidance which previously froze federal funds tied to NEVI and directed states to file updated implementation plans. The FHWA has since approved the state plans and states are moving forward with their NEVI programs. Separately, the One Big Beautiful Bill Act (“OBBBA”) was signed into law on July 4, 2025, which set new end dates for the EV charging infrastructure tax credits previously made available under Section 30C and Section 30D of the Internal Revenue Code of 1986, as amended. In particular, the OBBBA terminated the $7,500 new clean vehicle tax credit for all new EVs sold after September 30, 2025. This and any other reduction in rebates, tax credits or other financial incentives for EVs or EV charging stations could materially reduce the demand for EVs and ChargePoint’s solutions and, as a result, may adversely impact ChargePoint’s business and expansion potential.

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
ChargePoint has seen its revenue fluctuate based on market demand and other factors, and expects this variability in Networked Charging Systems revenue to continue in the near term. In the long term, it expects revenue to grow in both Networked Charging Systems and subscriptions due to increased demand in EVs and the related charging infrastructure market.

	July 31,
Networked Charging Systems	2026	2025	Change
	(dollar amounts in thousands)
Three months ended	$62,917	$50,421	$12,496	24.8%
Percentage of total revenue	54.2%	51.1%

Six months ended	$116,224	$102,480	$13,744	13.4%
Percentage of total revenue	53.3%	52.2%
Networked Charging Systems revenue increased during the three and six months ended July 31, 2026 compared to the three and six months ended July 31, 2025 primarily due to higher volume of Networked Charging Systems delivered across ChargePoint’s major product families.

	July 31,
Subscriptions	2026	2025	Change
	(dollar amounts in thousands)
Three months ended	$43,698	$39,896	$3,802	9.5%
Percentage of total revenue	37.6%	40.5%

Six months ended	$84,473	$77,916	$6,557	8.4%
Percentage of total revenue	38.8%	39.7%
Subscriptions revenue increased during the three and six months ended July 31, 2026 compared to the three and six months ended July 31, 2025 primarily due to the growth in the number of ChargePoint Platform subscriptions and Assure subscriptions for Networked Charging Systems connected to ChargePoint’s network.

	July 31,
Other Revenue	2026	2025	Change
	(dollar amounts in thousands)
Three months ended	$9,460	$8,273	$1,187	14.3%
Percentage of total revenue	8.1%	8.4%

Six months ended	$17,197	$15,834	$1,363	8.6%
Percentage of total revenue	7.9%	8.1%
Other revenue increased during the three and six months ended July 31, 2026 compared to the three and six months ended July 31, 2025 due to an increase in transaction fees earned for processing payments collected on driver charging sessions at charging sites owned by ChargePoint’s customers.
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

	July 31,
Cost of Networked Charging Systems Revenue	2026	2025	Change
	(dollar amounts in thousands)
Three months ended	$49,495	$46,492	$3,003	6.5%
Percentage of Networked Charging Systems revenue	78.7%	92.2%

Six months ended	$98,449	$95,130	$3,319	3.5%
Percentage of Networked Charging Systems revenue	84.7%	92.8%
Cost of Networked Charging Systems revenue increased during the three and six months ended July 31, 2026 compared to the three and six months ended July 31, 2025 primarily due to a higher volume of products shipped, partially offset by a one-time tariff refund during the three and six months ended July 31, 2026 of $4.3 million.

	July 31,
Cost of Subscriptions Revenue	2026	2025	Change
	(dollar amounts in thousands)
Three months ended	$18,065	$15,534	$2,531	16.3%
Percentage of subscriptions revenue	41.3%	38.9%

Six months ended	$35,985	$30,900	$5,085	16.5%
Percentage of subscriptions revenue	42.6%	39.7%
Cost of Subscriptions revenue increased primarily due to the increases in Assure costs during the three and six months ended July 31, 2026 compared to the three and six months ended July 31, 2025.

	July 31,
Cost of Other Revenue	2026	2025	Change
	(dollar amounts in thousands)
Three months ended	$6,213	$5,836	$377	6.5%
Percentage of other revenue	65.7%	70.5%

Six months ended	$11,536	$11,486	$50	0.4%
Percentage of other revenue	67.1%	72.5%
Cost of other revenue did not materially change during the three and six months ended July 31, 2026 compared to the three and six months ended July 31, 2025.
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
In the long term, improvements in ChargePoint’s gross profit and gross margin will depend on its ability to continue to optimize its operations and supply chain as it increases its revenue. However, at least in the short term, as the product mix continues to vary and as ChargePoint continues to align inventory supply with demand and optimize for customer acquisition, launches new Networked Charging Systems products, grows its presence in Europe, and expands its solutions for its fleet customers, gross margin will vary from period to period.

	July 31,
Gross Profit and Gross Margin	2026	2025	Change
	(dollar amounts in thousands)
Three months ended	$42,302	$30,728	$11,574	37.7%
Gross margin	36.4%	31.2%	5.2%

Six months ended	$71,924	$58,714	$13,210	22.5%
Gross margin	33.0%	29.9%	3.1%
Gross profit and gross margin increased during the three and six months ended July 31, 2026 compared to the three and six months ended July 31, 2025 primarily due to Networked Charging Systems cost efficiencies, a one-time tariff refund in the period, and a slight increase in subscription revenue as a percentage of total revenue.
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

	July 31,
Research and Development Expenses	2026	2025	Change
	(dollar amounts in thousands)
Three months ended	$32,410	$36,479	$(4,069)	(11.2)%
Percentage of total revenue	27.9%	37.0%

Six months ended	$68,007	$69,989	$(1,982)	(2.8)%
Percentage of total revenue	31.2%	35.7%
Research and development expenses decreased during the three months ended July 31, 2026 compared to the three months ended July 31, 2025 primarily due to a decrease of $6.3 million in payroll-related expense resulting from reduced headcount associated with our previously announced reorganizations, including lower stock-based compensation expense, offset by a $2.2 million increase in employee severance, termination and employment-related exit costs related to the March and July 2026 Reorganizations.
Research and development expenses decreased during the six months ended July 31, 2026 compared to the six months ended July 31, 2025 primarily due to a decrease of $8.6 million in payroll related expense resulting from reduced headcount associated with our previously announced reorganizations, offset by a $6.3 million increase in employee severance, termination and employment-related exit costs related to the March and July 2026 Reorganizations.
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

	July 31,
Sales and Marketing Expenses	2026	2025	Change
	(dollar amounts in thousands)
Three months ended	$23,459	$25,033	$(1,574)	(6.3)%
Percentage of total revenue	20.2%	25.4%

Six months ended	$47,053	$51,225	$(4,172)	(8.1)%
Percentage of total revenue	21.6%	26.1%
Sales and marketing expenses decreased during the three months ended July 31, 2026 compared to the three months ended July 31, 2025 primarily due to a decrease of $3.3 million in payroll-related expense resulting from reduced headcount associated with our previously announced reorganizations, including lower stock-based compensation expense, offset by a $1.5 million increase in employee severance, termination and employment-related exit costs related to the March and July 2026 Reorganizations and an increase of $0.8 million in commission-related costs.
Sales and marketing expenses decreased during the six months ended July 31, 2026 compared to the six months ended July 31, 2025 primarily due to a decrease of $5.0 million in payroll-related expense resulting from reduced headcount associated with our previously announced reorganizations, including lower stock-based compensation expense, decrease in bad debt expense of $1.7 million, offset by $3.2 million of employee severance, termination and employment-related exit costs related to the March and July 2026 Reorganizations.
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

	July 31,
General and Administrative Expense	2026	2025	Change
	(dollar amounts in thousands)
Three months ended	$20,492	$28,193	$(7,701)	(27.3)%
Percentage of total revenue	17.7%	28.6%

Six months ended	$38,077	$50,317	$(12,240)	(24.3)%
Percentage of total revenue	17.5%	25.6%
General and administrative expenses decreased during the three months ended July 31, 2026 compared to the three months ended July 31, 2025 primarily due to a decrease in non-recurring operating expenses of $5.9 million mainly from litigation and settlement costs, and a decrease of $2.3 million in payroll-related expense resulting from reduced headcount associated with our previously announced reorganizations, including lower stock-based compensation expense, offset by $2.1 million of employee severance, termination and employment-related exit costs and facilities exit costs related to the July 2026 Reorganization.
General and administrative expenses decreased during the six months ended July 31, 2026 compared to the six months ended July 31, 2025 primarily due to a decrease in non-recurring operating expenses of $9.5 million mainly from litigation and settlement costs and a decrease of $4.6 million in payroll-related expense resulting from reduced headcount associated with our previously announced reorganizations, including lower stock-based compensation expense, offset by $3.9 million employee severance, termination and employment-related exit costs and facilities exit costs related to the March and July 2026 Reorganizations.

Interest Income
Interest income consists primarily of interest earned on ChargePoint’s cash and cash equivalents.

	July 31,
Interest Income	2026	2025	Change
	(dollar amounts in thousands)
Three months ended	$499	$1,132	$(633)	(55.9)%
Percentage of total revenue	0.4%	1.1%

Six months ended	$835	$2,296	$(1,461)	(63.6)%
Percentage of total revenue	0.4%	1.2%
Interest income decreased during the three and six months ended July 31, 2026 as compared to the three and six months ended July 31, 2025 due to lower balances of interest-bearing cash equivalents.
Interest Expense
Interest expense consists primarily of the interest on ChargePoint’s 2028 Convertible Notes that were originally issued in April 2022, and amended in October 2023, which are described more completely below in Liquidity and Capital Resources.

	July 31,
Interest Expense	2026	2025	Change
	(dollar amounts in thousands)
Three months ended	$(279)	$(6,849)	$6,570	(95.9)%
Percentage of total revenue	(0.2)%	(6.9)%

Six months ended	$(553)	$(13,285)	$12,732	(95.8)%
Percentage of total revenue	(0.3)%	(6.8)%
Interest expense decreased during the three and six months ended July 31, 2026 as compared to the three and six months ended July 31, 2025 primarily due to a decrease in the outstanding balance of the 2028 Convertible Notes as the result of the debt Exchange Transaction. For more information, see Part I, Item 1, Note 6, Debt, in the notes to condensed consolidated financial statements in this Quarterly Report.
Other Income, Net
Other income (expense), net consists primarily of gains and losses on foreign currency transactions and a one-time gain on loan repayment.

	July 31,
Other Income (Expense), net	2026	2025	Change
	(dollar amounts in thousands)
Three months ended	$(236)	$(323)	$87	(26.9)%
Percentage of total revenue	(0.2)%	(0.3)%

Six months ended	$4,860	$2,290	$2,570	112.2%
Percentage of total revenue	2.2%	1.2%
Other expense did not materially change during the three months ended July 31, 2026 as compared to the three months ended July 31, 2025.

Other income, net increased during the six months ended July 31, 2026 as compared to the six months ended July 31, 2025 primarily due to the recognition of a $5.4 million gain on prepayment of Short-Term Loans (as described in Part I, Item 1, Note 6, Debt), offset by a decrease in foreign exchange gains of $3.6 million driven by unfavorable changes in foreign exchange rates.
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

	July 31,
Provision for Income Taxes	2026	2025	Change
	(dollar amounts in thousands)
Three months ended	$1,549	$1,162	$387	33.3%
Percentage of loss before provision for income taxes	(4.5)%	(1.8)%

Six months ended	$2,757	$1,784	$973	54.5%
Percentage of loss before provision for income taxes	(3.6)%	(1.5)%
The provision for income taxes increased during the three and six months ended July 31, 2026 as compared to the three and six months ended July 31, 2025 primarily due to income tax provisions on foreign subsidiaries.
Liquidity and Capital Resources
Sources of Liquidity
ChargePoint’s primary sources of liquidity are its cash and cash equivalents, cash generated from sales to customers, cash generated from sales of its Common Stock and debt financing.
ChargePoint’s primary requirements for liquidity and capital are to finance working capital, inventory management, capital expenditures and general corporate purposes. ChargePoint expects these needs to continue as ChargePoint develops and grows its business. ChargePoint has incurred net losses and negative cash flows from operations since its inception.
ChargePoint continues to be focused on managing its working capital position, concentrating its efforts on accelerating the collection of accounts receivable, improving days sales outstanding ("”DSO"”) across its customer and channel relationships, maintaining a disciplined approach to managing its supply chain relationships, other activities which drive optimization of its inventory levels, and active expense controls across the organization.
With respect to accounts receivable, ChargePoint is concentrated on shortening the cash conversion cycle, including tightening payment terms with key customers and channel partners, and deploying dedicated collection resources focused on aged and high-balance receivables. The magnitude and timing of DSO improvement may vary from period to period depending on customer mix, contract structures, and prevailing commercial conditions. With respect to expense controls, management employs cost optimization measures designed to reduce cash expenditures and improve operating leverage. These measures may include active supply chain and order management, review, prioritization and timing of vendor payments, rationalization of vendor relationships and organizational efficiency initiatives intended to align ChargePoint'’ cost structure with current and anticipated revenue levels. Management continues to evaluate additional opportunities to reduce costs and improve operating efficiency on an ongoing basis.
Collectively, these working capital and expense management initiatives are intended to optimize operating cash flow, strengthen ChargePoint’ liquidity position, and support a sustainable path toward improved financial performance. While there can be no assurance that these measures will achieve their intended objectives in any given period, management believes that its active and disciplined approach to working capital management positions ChargePoint to meet its near-term operational requirements and advance its strategic objectives. ChargePoint may, from time to time, revise or adapt these practices as business conditions and commercial relationships evolve.

As of July 31, 2026, ChargePoint had cash, cash equivalents and restricted cash of $95.7 million. As of January 31, 2026, ChargePoint had cash, cash equivalents and restricted cash of $142.0 million. ChargePoint believes that its cash on hand and cash generated from sales to customers will satisfy its working capital and capital requirements for at least the next twelve months.
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
Shelf Registrations and ATM Facilities
On July 1, 2022, ChargePoint filed a registration statement on Form S-3 (File No. 333-265986) with the SEC (that was declared effective by the SEC on July 12, 2022), which permitted ChargePoint to offer up to $1.0 billion of shares of Common

Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time (the “2022 Shelf Registration Statement”). As part of the 2022 Shelf Registration Statement, ChargePoint filed a prospectus supplement registering for sale from time to time up to $500.0 million of shares of Common Stock pursuant to a sales agreement (the “2022 ATM Facility”). During the twelve months ended January 31, 2026, there were no sales of the Company’s Common Stock pursuant to the 2022 ATM Facility. On July 11, 2025, ChargePoint terminated the 2022 ATM Facility, effective immediately. The 2022 Shelf Registration Statement expired on July 12, 2025.
On September 8, 2025, ChargePoint filed a registration statement on Form S-3 (File No. 333-290113) with the SEC (which was amended on December 5, 2025 and was declared effective by the SEC on December 8, 2025), which permits ChargePoint to offer up to $400.0 million of shares of Common Stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time (the “2025 Shelf Registration Statement”). The 2025 Shelf Registration Statement includes a sales agreement prospectus pursuant to which ChargePoint may, from time to time, offer and sell up to $150.0 million of shares of Common Stock pursuant to a new “at-the-market” sales agreement (the “2025 ATM Facility”). During the three months ended July 31, 2026, there were no sales of the Company’s Common Stock pursuant to the 2025 ATM Facility.
Long-Term Liquidity Requirements
ChargePoint has incurred net losses and negative cash flows from operations since inception. Until ChargePoint can generate sufficient revenue to cover its cost of sales, operating expenses, working capital and capital expenditures, it expects to primarily fund cash needs through a combination of working capital management, equity and debt financing. ChargePoint may borrow funds on terms that may include restrictive covenants, such as the restrictive covenants included in the 2025 Credit Agreement, including covenants that restrict the operation of its business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets.
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

Cash Flows
For the Six Months Ended July 31, 2026 and 2025
The following table sets forth a summary of ChargePoint’s cash flows for the periods indicated:

	Six Months Ended July 31,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$(40,791)	$(39,120)
Investing activities	(2,105)	(2,358)
Financing activities	(2,466)	8,089
Effects of exchange rates on cash, cash equivalents, and restricted cash	(872)	2,941
Net decrease in cash, cash equivalents, and restricted cash	$(46,234)	$(30,448)
Net Cash Used in Operating Activities
During the six months ended July 31, 2026, net cash used in operating activities was $40.8 million, consisting primarily of a net loss of $78.8 million and change in net operating assets of $8.9 million, partially offset by an add back of total non-cash charges of $29.2 million. The noncash charges consisted of $21.6 million of stock-based compensation expense, $14.0 million of depreciation, amortization, and amortization of deferred contract acquisition costs, $1.7 million of non-cash operating lease cost, $0.4 million of non-cash interest expenses, offset by $9.2 million of reserves and other costs and $0.8 million of foreign currency transaction loss. The change in operating assets and liabilities was mainly driven by a decrease in inventories of $40.7 million, offset by a decrease in accounts payable, operating lease liabilities, and accrued and other liabilities of $22.3 million, increases in prepaid expenses and other assets of $6.8 million, a decrease in deferred revenue of $1.0 million, and an increase in accounts receivable, net, of $1.8 million.
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
Net Cash Used In Investing Activities
During the six months ended July 31, 2026, net cash used in investing activities was $2.1 million related to purchases of property and equipment.
During the six months ended July 31, 2025, net cash used in investing activities was $2.4 million related to purchases of property and equipment.
Net Cash Provided by Financing Activities
During the six months ended July 31, 2026, net cash used in financing activities was $2.5 million, consisting of repayment of borrowings of $9.6 million, offset by change in driver funds and amounts due to customers of $6.8 million and proceeds from the issuance of Common Stock under employee equity plans of $0.4 million, net of tax withholding.
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
Other than the policies noted in Part I, Item 1, Note 2, Summary of Significant Accounting Policies, in the Company’s notes to condensed consolidated financial statements in this Quarterly Report, there have been no material changes to its critical accounting policies and estimates as compared to those disclosed in its audited consolidated financial statements as of January 31, 2026, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2026.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
ChargePoint is exposed to market risk for changes in interest rates. ChargePoint had cash, cash equivalents and restricted cash totaling $95.7 million as of July 31, 2026. Cash equivalents are invested primarily in money market funds. ChargePoint’s investment policy is focused on the preservation of capital and supporting its liquidity needs. Under the policy, ChargePoint historically invests in highly rated securities issued by the U.S. government, and short duration or liquid money market funds. ChargePoint does not invest in financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments. ChargePoint utilizes external investment managers who adhere to the guidelines of its investment policy.
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
Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies can impact ChargePoint’s net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 10% would not result in a material foreign currency loss on foreign-denominated balances as of July 31, 2026. There was no material change in ChargePoint’s foreign currency risk during the three months ended July 31, 2026 compared to the same period in 2025.
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
ChargePoint’s management, with participation of its Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of ChargePoint’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that ChargePoint’s disclosure controls and procedures were effective at the reasonable assurance level as of July 31, 2026.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, ChargePoint’s internal control over financial reporting.

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
•ChargePoint’s future revenue growth will depend in significant part on its ability to increase sales of its products and services to fleet operators, including autonomous fleets.
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
ChargePoint incurred net losses of $220.2 million for the fiscal year ended January 31, 2026 and had net loss of $78.8 million for the six months ended July 31, 2026. As of July 31, 2026, ChargePoint had an accumulated deficit of $2,190.5 million. ChargePoint incurred negative cash flows from operating activities of $40.8 million for the six months ended July 31, 2026.
ChargePoint believes it will continue to incur significant operating expenses and net losses in future quarters for the near term. There can be no assurance that it will be able to achieve or maintain profitability in the future. ChargePoint’s potential profitability is particularly dependent upon the continued adoption of EVs by consumers and fleet operators and the widespread adoption of electric fleets and other electric transportation modalities, each of which are still in the early stages of widespread adoption and may not occur with the volume and timing that ChargePoint expects. For instance, the North American EV market has recently suffered a substantial decline in the sale of new EVs since the termination of the $7,500 U.S. federal tax credit in September 2025, resulting in quarterly declines of new EVs sold as compared to prior periods. Any prolonged decrease in demand for new EVs or networked charging systems (“Networked Charging Systems”), or any delays in discretionary purchases of EV infrastructure, such as charging stations, by commercial, fleet or residential consumers may result in slowing growth or decreased revenue for ChargePoint which may adversely affect its gross margins and could materially adversely affect ChargePoint’s business and results of operations.
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
ChargePoint has encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in evolving industries. In addition, ChargePoint’s future growth rate is subject to a number of uncertainties, such as general economic and market conditions. In particular, ChargePoint has limited experience operating its business at its current scale under economic conditions characterized by high inflation, imposition of domestic and foreign tariffs, or in recessionary or uncertain economic environments. General economic and market conditions, consumer preferences, market demand, governmental and legislative initiatives or lack thereof, may diminish the rate of EV adoption or result in delays by EV manufacturers to transition their manufacturing to mostly or exclusively electric vehicles or cause EV manufacturers to eliminate their plans to transition to predominantly EV manufacturing, and if such factors exist or persist, the demand for ChargePoint’s products and services could be adversely affected. If ChargePoint’s assumptions regarding these risks and uncertainties are incorrect or change in reaction to changes in the market or the economy, or if ChargePoint does not address these risks successfully, ChargePoint’s results of operations could differ materially from its expectations, and ChargePoint’s business, results of operations, and financial condition would be adversely affected.
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
ChargePoint derives a substantial portion of its overall revenue from the sale of its Networked Charging Systems. ChargePoint believes the penetration of EVs in the United States and Europe is heavily reliant on EV availability, consumer adoption of EVs, the availability and reliability of EV infrastructure and government mandates and incentive programs tied to EV adoption. Any sustained downturn in demand for EVs or EV infrastructure, such as decreased demand in EV charging stations, would harm ChargePoint’s business. For example, increased interest rates, an overall slowdown in economic activity, a recession or the possibility of a recession in the United States or Europe, elimination of government mandates and incentive programs, and increased tariffs, especially those targeted at the automotive industry may decrease the overall demand for EVs or EV infrastructure such as ChargePoint’s Networked Charging Systems. For instance, the North American EV market has recently suffered a substantial decline in the sale of new EVs since the termination of the $7,500 U.S. federal tax credit in September 2025, resulting in quarterly declines of new EVs sold as compared to prior periods. Any prolonged decrease in demand for new EVs or Networked Charging Systems, or any delays in discretionary purchases of EV infrastructure, such as charging stations, by commercial, fleet or residential consumers may result in slowing growth or decreased revenue for ChargePoint which may adversely affect its gross margins and could materially adversely affect ChargePoint’s business and results of operations.
ChargePoint seeks to maintain sufficient levels of inventory in order to avoid supply interruptions and keep sufficient amounts of finished products on hand while also avoiding accumulating excess inventory which increases working capital needs and lowers gross margin. In recent quarters, ChargePoint has maintained elevated levels of inventory, and ChargePoint is also preparing for the introduction of its next generation AC and DC Networked Charging System models, which increases the complexity of inventory management and heightens the risk that certain existing products or components may become excess, obsolete, or subject to inventory write‑downs. To ensure adequate inventory supply and manage ChargePoint's operations with its third-party manufacturers and suppliers, ChargePoint forecasts material requirements and demand for its products in order to predict future inventory needs and then places orders with its suppliers based on these predictions. ChargePoint's ability to accurately forecast demand for its products could be negatively affected by many factors, including rapid or slowing growth, failure to accurately manage ChargePoint's expansion strategy, new product introductions by ChargePoint or its competitors, an increase or decrease in customer demand for ChargePoint products, ChargePoint's failure to accurately forecast customer acceptance of new products, unanticipated changes in general market conditions or regulatory matters, and the weakening of economic conditions or consumer confidence in future economic conditions. The introduction of new AC and DC products may further increase these risks, as demand for legacy products may decline more rapidly than anticipated, channel partners or customers may delay purchases in anticipation of newer offerings, or certain components or finished goods may not be usable across product generations. In addition, the majority of ChargePoint’s products are sold through its channel partners, distributors and resellers and, as a result, ChargePoint is highly reliant on the sales forecasting, sell-through activities and inventory management of its channel partners. If ChargePoint’s channel partners are not effective or efficient in forecasting sales, or sales of particular products, or managing their inventory levels or sell-through expectations then ChargePoint’s management of inventory levels, sales forecasts and parts ordering may be adversely affected which may harm ChargePoint’s financial condition and results of operations.
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
ChargePoint’s agreements with its channel partners are non-exclusive and do not prohibit them from working with ChargePoint’s competitors or offering competing solutions, and some of ChargePoint’s channel partners may have more established relationships with ChargePoint’s competitors. Similarly, ChargePoint’s channel partners have no obligations to renew their agreements with ChargePoint on commercially reasonable terms or at all, and certain of the agreements governing these relationships may be terminated by either party at any time, with no or limited notice. Further, in May 2025, ChargePoint announced a strategic partner relationship with Eaton Corporation (“Eaton”), an industry leading power management company, to facilitate sales and distribution of ChargePoint’s products and services through Eaton’s channel network, as well as collaborate on new product development to optimize value to end users. The utilization of Eaton’s channel network may result in higher concentration of a material amount of channel sales through Eaton’s network, with ChargePoint continuing to maintain relationships with channel distributors, including in training and sales support. If ChargePoint fails to execute or perform its obligations under the strategic relationship or Eaton fails to meet its sales targets, execute marketing strategies, or successfully execute sales processes, ChargePoint’s reputation, customer relationships, revenue and financial performance could be adversely affected.
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
ChargePoint’s business depends on the economic health of its current and prospective customers and overall demand for EV charging infrastructure. In addition, the purchase of ChargePoint products and services is often discretionary and typically involves a significant commitment of capital and other resources. The United States, the European Union (“EU”), and the United Kingdom have recently experienced higher levels of inflation. In response, and due to recession fears, the U.S. Federal Reserve, the European Central Bank, and the Bank of England have in the past raised and have indicated they may maintain higher interest rates and implement fiscal policy interventions. While these interventions have resulted in lowering inflation in recent quarters, there is no guarantee that these measures will maintain lower inflation and it may be necessary for central banks to increase interest rates again in the future in the event high levels of inflation resume. These actions may also reduce economic growth rates, create a recession, and have other similar effects.
The U.S. federal government has imposed, and may in the future impose, modify, suspend, or eliminate tariffs and surcharges on imports from various countries under one or more statutory authorities, including but not limited to executive trade powers and applicable provisions of U.S. trade law. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs and surcharges, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on ChargePoint’s business. Trade restrictions and increased tariffs between the United States and countries like Canada, Mexico, China and members of the EU may result in adverse economic conditions, increase the costs of goods sold and result in a recession or the threat of a recession. For example, the United States automotive manufacturing industry is particularly sensitive to the impact of tariffs on the increased costs of manufacturing and selling vehicles, which may result in substantial increases to the cost of vehicles to consumers, including EVs. Because ChargePoint is substantially reliant on the increased adoption and sales of new EVs, if there is any downturn in the sales of EVs or consumers reduce their purchases of new EVs, either because the vehicles are more expensive or as the result of a general downturn in the overall economy, ChargePoint’s customers may reduce their need for EV infrastructure development and ChargePoint’s business, financial results and results of operations may be harmed.
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

In addition to tariffs, the United States has imposed extensive export controls, targeted primarily at the semiconductor industry, in China. China has in the past and may in the future retaliate to such measures. If China imposes retaliatory tariffs, or if there is a conflict between China and Taiwan, which is a leading producer of semiconductors, there could be further disruption to the semiconductor industry and global supply chains. ChargePoint or the suppliers it procures components from may be unable to manufacture products at prices ChargePoint’s customers would accept, or at all. Any inability to pass on future increased costs to customers would put downward pressure on ChargePoint’s gross margins and adversely affect ChargePoint’s business, results of operations and financial condition. In addition, while ChargePoint has not yet experienced a direct impact to its supply chain due to geopolitical conflicts, ChargePoint may experience an impact in the future due to increased fuel and shipping costs, limited supply of, or tariffs imposed on, components or replacement parts used by ChargePoint in its manufacturing process or the automotive industry in general, and delays caused by changes to global shipping routes and logistics. Such adverse impacts on ChargePoint’s supply chain could limit its ability to manufacture and sell its products on a timely and cost-effective basis and adversely affect its gross margins, which could materially adversely affect ChargePoint’s business and results of operations.
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
In recent quarters, ChargePoint has announced a series of reorganization plans that were independently adopted (the “Reorganizations”), including the March 2026 Reorganization and July 2026 Reorganization described in Note 5, Restructuring in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. The March 2026 Reorganization and July 2026 Reorganization were intended to improve operational efficiencies and operating costs and better align ChargePoint’s workforce with current business needs, top strategic priorities, and key growth opportunities. ChargePoint may not realize, in full or in part, the anticipated benefits and savings from the Reorganizations due to unforeseen difficulties, delays or unexpected costs. If ChargePoint is unable to realize the expected operational efficiencies and cost savings from the Reorganizations, its operating results and financial condition would be adversely affected. In addition, ChargePoint may need to undertake additional workforce reductions or restructuring activities in the future.
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
ChargePoint’s future revenue growth will depend in significant part on its ability to increase sales of its products and services to fleet operators, including autonomous fleets.
The electrification of traditional fleets is an emerging market, and fleet operators may not adopt EVs on a widespread basis and on the timelines ChargePoint anticipates. In addition to the factors affecting the growth of the EV market generally, transitioning to an EV fleet can be costly and capital intensive, which could result in slower than anticipated adoption. The sales cycle could also be longer for sales to fleet operators, as they are often larger organizations, with more formal procurement processes than smaller commercial site hosts. Fleet operators may also require significant additional services and support, and if ChargePoint is unable to provide such services and support, it may adversely affect its ability to attract additional fleet operators as customers. Any failure to attract and retain fleet operators as customers in the future would adversely affect ChargePoint’s business and results of operations.
In addition, the emerging development and deployment of autonomous vehicle fleets may present distinct challenges to ChargePoint. Autonomous fleet operators have charging requirements that differ materially from those of traditional fleet operators, including the need for high-throughput, and depot-based charging infrastructure capable of supporting continuous vehicle utilization with minimal downtime. Autonomous vehicles may also require automated or robotic charging connector solutions that ChargePoint does not currently offer, and the development of such capabilities may require significant additional research and development expenditures, with no assurance that ChargePoint will be able to develop or commercialize such solutions on a timely basis or at all. Furthermore, autonomous fleet operators may require deeper and more complex integrations between ChargePoint's software platform and their proprietary fleet management, route optimization and charge scheduling systems, which may increase ChargePoint’s development costs and lengthen sales cycles. The operators of autonomous vehicle fleets may also have significantly different procurement expectations and technical requirements than traditional fleet managers, and certain well-capitalized autonomous vehicle operators may elect to develop proprietary charging infrastructure and solutions in-house rather than procure them from third-party providers such as ChargePoint. If ChargePoint is unable to adapt its products, services and platform capabilities to address the requirements of autonomous fleet operators, or if such operators develop competing solutions internally, ChargePoint may be unable to capture a meaningful share of the autonomous fleet charging market, which could adversely affect ChargePoint's business, results of operations and financial condition.
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
ChargePoint’s acquisitions or investments may not ultimately strengthen its competitive position or achieve its goals and business strategy; ChargePoint may be subject to claims or liabilities assumed from an acquired company, product or technology; acquisitions or investments ChargePoint completes could be viewed negatively by its customers, investors and securities analysts; and ChargePoint may incur costs and expenses necessary to address an acquired company’s failure to comply with laws and governmental rules and regulations. Additionally, ChargePoint may be subject to litigation or other claims in connection with the acquired company, including claims from terminated employees, former stockholders or other third parties, which may differ from or be more significant than the risks ChargePoint’s business faces for similar litigation or other claims. An acquired company may also need to implement or improve its controls, procedures and policies, and ChargePoint may face risks if any of those controls, procedures or policies are insufficiently effective. ChargePoint may also face retention or cultural challenges associated with integrating employees from the acquired company into its organization. If ChargePoint is unsuccessful at integrating acquisitions or investments in a timely manner, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt ChargePoint’s ongoing business and divert management’s attention, and ChargePoint may not be able to manage the integration process successfully or in a timely manner. ChargePoint may not successfully evaluate or utilize the acquired technology or personnel, realize anticipated synergies from the acquisition or investment, or accurately forecast the financial impact of an acquisition or investment transaction or the related integration of such acquisition or investment, including accounting charges and any potential impairment of goodwill and intangible assets recognized in connection with such transaction. ChargePoint may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any acquisitions or investments, each of which could adversely affect its financial condition or the market price of its Common Stock. Furthermore, the sale of equity or issuance of equity-linked debt to finance any such transaction could result in dilution to ChargePoint’s stockholders. The occurrence of any of these risks could harm ChargePoint’s business, operating results and financial condition.

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
ChargePoint also derives other revenue, as set forth on its condensed consolidated statements of operations, from regulatory credits, such as from the Canadian Clean Fuel Regulation (“CCFR”). If government support of these credits declines, or if the requirements of such programs are modified or tightened, ChargePoint’s ability to generate this other revenue in the future would be adversely affected. Certain regulatory credit programs, such as the CCFR, also impose ongoing compliance obligations, including requirements to reinvest credit proceeds into the expansion of charging infrastructure, which constrain ChargePoint'’ use of those funds for other business purposes and increase administrative costs associated with tracking and demonstrating compliance. Failure to satisfy such reinvestment or other program requirements could result in penalties, credit clawbacks or disqualification from future credit generation, any of which could reduce ChargePoint’s other revenue and adversely affect its business and results of operations. Further, the availability and value of such credits may decline regardless of the levels of general governmental support of the transition to EV infrastructure.
Changes to fuel economy standards or the success of alternative fuels may negatively impact the EV market and thus the demand for ChargePoint’s products and services.
Changes in federal or state fuel‑economy standards and emissions regulations present material risks to the EV market and, consequently, to the demand for our products and services. For instance, the OBBBA eliminated the civil penalty for violation of the Corporate Average Fuel Economy (CAFE) standards which reduces incentives for automakers to improve fleet fuel efficiency. Separately, the U.S. federal government has taken efforts to rescind California’s Clean Air Act waiver which may weaken state frameworks driving adoption of ZEV standards across multiple states. Reductions in fuel‑efficiency requirements, improvements in the fuel economy of internal‑combustion vehicles, or increased adoption of alternative fuels such as ethanol, biodiesel, fuel cells or compressed natural gas could diminish EV demand. In addition, the EV fueling model is different than gas or other fuel models, requiring behavior change and education of influencers, consumers and others such as regulatory bodies. Developments in alternative technologies, such as advanced diesel, ethanol, fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect demand for EVs and EV charging stations. For example, fuel which is abundant and relatively inexpensive in the United States, such as compressed natural gas, may emerge as a preferred alternative to petroleum-based propulsion. Regulatory bodies may also adopt rules that substantially favor certain alternatives to petroleum-based propulsion over others, which may not necessarily be EVs. Any of these changes may impose additional obstacles to the purchase of EVs or the development of a more ubiquitous

EV market. If any of the above influence consumers or businesses to no longer purchase EVs or purchase them at a lower rate, it would materially and adversely affect ChargePoint’s business, operating results, financial condition and prospects.
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
As EV technologies change, new industry standards evolve or develop or governmental regulations impose new requirements on EV charging technology, ChargePoint may need to upgrade or adapt its charging station technology and introduce new products and services in order to serve vehicles that have the latest technology, such as battery cell technology or charging connector ports, or comply with new governmental regulations, which could involve substantial costs. Even if ChargePoint is able to keep pace with changes in technology and develop new products and services, its research and development expenses could increase, its gross margins could be adversely affected in some periods and its prior products could become obsolete or non-compliant with governmental regulations or industry standards more quickly than expected. ChargePoint may also incur additional costs and expenses related to new product transitions such as adverse impacts due to supply chain failures to procure sufficient new product components, purchase price variances, or inventory obsolescence costs related to new product transitions, including as the result of any failure on the part of ChargePoint to meet its own estimates and projections. ChargePoint cannot guarantee that any new products will be released in a timely manner, or at all, or achieve market acceptance. Delays in delivering new products that meet customer requirements could damage ChargePoint’s relationships with customers and lead them to seek alternative providers. Delays in introducing products and innovations or the failure to offer innovative products or services at competitive prices may cause existing and potential customers to purchase ChargePoint’s competitors’ products or services. Finally, new or changing state or federal regulations or industry standards may result in delays related to the development of new products or modifications to existing products in order to come into compliance and any such delays may result in customers selecting alternative providers or result in delays related to ChargePoint’s ability to install, sell or distribute its charging station technology.
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
ChargePoint’s future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. ChargePoint plans to incur significant research and development costs in the future as part of its efforts to design, develop, manufacture and introduce new products and enhance existing products. ChargePoint’s research and development expenses were $68.0 million during the six months ended July 31, 2026, and $139.3 million, $141.3 million million, and $220.8 million during the fiscal years ended January 31, 2026, 2025 and 2024, respectively, and may grow in the future. Further, ChargePoint’s research and development program may not produce successful results, and its new products may not achieve market acceptance, create additional revenue or become profitable.
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
If ChargePoint does not successfully implement, maintain or expand its information technology systems as planned, or if ChargePoint experiences a significant cybersecurity or data protection incident, its operations may be disrupted; its intellectual property and personal information could be compromised or misappropriated; its reputation may be adversely affected; its ability to accurately and/or timely report its financial results could be impaired; and deficiencies may arise in its internal control over financial reporting, which may impact its ability to certify its financial results and as a result its business, operations and financial results may be adversely affected.
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
ChargePoint believes that the successful use of its Networked Charging Systems and its ChargePoint Platform requires a high level of support and engagement for many of its customers, particularly its fleet and commercial customers. In order to deliver appropriate customer support and engagement, ChargePoint must successfully assist its customers in deploying and continuing to use ChargePoint’s Networked Charging Systems and ChargePoint Platform tools, resolving performance issues, addressing interoperability challenges with a customer’s existing information technology or fuel management platforms and responding to Networked Charging Systems component failures or replacement parts, as well as charging station performance and reliability issues that may arise from time to time.
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
ChargePoint performed an analysis to assess whether an “ownership change,” as defined by Section 382 of the Code, has occurred from its inception through January 31, 2026. Based on this analysis, ChargePoint has experienced “ownership changes,” limiting the utilization of the net operating loss carryforwards or research and development tax credit carryforwards under Section 382 of the Code by first multiplying the value of ChargePoint’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then applying additional adjustments, as required. As a result of the ownership changes, approximately $17.1 million of Federal net operating loss carryforwards, $17.5 million of California net operating loss carryforwards, and $4.7 million of federal tax credits were determined to have expired unutilized for income tax purposes. ChargePoint’s net operating losses or credits may also be impaired under state law. Accordingly, ChargePoint may not be able to utilize a material portion of the net operating losses or credits. The ability of ChargePoint to utilize its net operating losses or credits is conditioned upon ChargePoint attaining profitability and generating U.S. federal and state taxable income. ChargePoint has incurred significant net losses since inception and will continue to incur significant losses; and therefore, ChargePoint does not know whether or when the combined carryforwards may be or may become subject to limitation by Sections 382 and 383 of the Code.
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
ChargePoint faces increased legal, accounting, administrative, disclosure and other costs and expenses as a public company. Sarbanes-Oxley, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Act and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements increases costs and makes certain activities more time-consuming. A number of those requirements require ChargePoint to incur additional expenses associated with SEC reporting requirements. Furthermore, if any issues in complying with those requirements are identified ChargePoint may be subject to additional costs and expenses to come into compliance. ChargePoint has incurred costs and could incur additional costs to rectify new issues, and the existence of these issues could adversely affect its reputation or investor perceptions. In addition, as a public company, ChargePoint maintains director and officer liability insurance, for which it must pay substantial premiums. The additional reporting and other obligations imposed by rules and regulations applicable to public companies increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. Advocacy efforts by stockholders and third-parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
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
Marketing and digital advertising laws such as the EU’s “e-Privacy Directive” and the federal CAN-SPAM Act in the United States and similar state laws create further risks for ChargePoint should it not comply with those laws’ requirements concerning marketing, cookies and trackers, and email promotions. The e-Privacy Directive creates a risk of enforcement actions and fines and the CAN-SPAM Act authorizes class actions with statutory damages. In the United States, there are also putative class actions being brought based upon the use of cookies and trackers through novel theories including leveraging “wiretapping” laws. ChargePoint is currently subject to a putative class action filed under CIPA and it may need to expend costs and resources defending such litigation or enforcement action and any potential damages or fines awarded as the result of such actions, which could have an adverse effect on ChargePoint’s business and reputation. In addition to government activity, privacy advocacy groups, the technology industry and other industries have established or may establish various new, additional or different self-regulatory standards that may place additional burdens on technology companies. Customers may expect that ChargePoint will meet voluntary certifications or adhere to other standards established by them or third-parties. If ChargePoint is unable to maintain these certifications or meet these standards, it could reduce demand for its solutions and adversely affect its business.
ChargePoint is subject to risks related to increasing sustainability and environmental, social and governance regulations and disclosure requirements, which may cause ChargePoint to incur significant and additional costs of compliance, and if ChargePoint fails to comply with such regulations and reporting requirements its reputation and brand could be damaged, and its business, financial condition and results of operations could be adversely impacted.
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
ChargePoint’s Networked Charging Systems and the ChargePoint Platform operate in a regulatory environment that imposes technical and commercial metering requirements when commercial transactions are the basis for sale (e.g., price per kWh), including those embodied in National Institute of Standards and Technology (NIST) Handbook 44 Section 3.40 for EV fueling equipment; compliance is enforced primarily at the state level and through the National Type Evaluation Program (NTEP) certifications or California Type Evaluation Program (CTEP) in California. In certain jurisdictions, these regulations are enforced through county and municipal governments. Additionally, publicly available charging stations in many states must meet payment and disclosure rules (e.g., labeling and fee disclosure requirements). Changes in how these standards are interpreted, phased in, or enforced—or how eligibility rules under government programs are tied to them—could result in additional testing, certification, software changes, retrofits, field “placed in service” procedures, incremental costs or operating expenses, temporary site shutdowns, refunds, penalties, or delayed revenue. If ChargePoint fails to comply with or meet these standards, its reputation and brand could be damaged, and its business, financial condition and results of operations could be adversely impacted.
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
ChargePoint may raise additional capital through the issuance of equity or debt securities in the future. In that event, the ownership of existing ChargePoint stockholders would be diluted and the value of the stockholders' equity in Common Stock could be reduced. If ChargePoint raised more equity capital from the sale of its Common Stock, institutional or other investors may negotiate terms more favorable than the current prices of ChargePoint’s Common Stock. If ChargePoint issues debt securities, the holders of the debt would have a claim to ChargePoint assets that would be prior to the rights of stockholders until the debt is repaid. Interest on these debt securities would increase costs and could negatively impact operating results. In November 2025, ChargePoint completed a private exchange of $328.6 million of aggregate capitalized principal amount of its convertible notes with a maturity date of April 1, 2028 (the “2028 Convertible Notes” and such exchange, the “Exchange Transaction”) resulting in $11.3 million of its 2028 Convertible Notes remaining outstanding. In connection with the Exchange Transaction, ChargePoint (i) issued $186.5 million in senior secured loans (the “2025 Senior Loan”) pursuant to the 2025 Credit Agreement (described below), (ii) paid $25.0 million in cash, and (iii) issued warrants to purchase up to 1,671,000 shares of ChargePoint’s Common Stock at an exercise price of $25.00 per share (the “2025 Warrants”). Pursuant to the 2025 Senior Loan, ChargePoint has the option, during the first year that the 2025 Senior Loan is outstanding, to elect to issue shares of ChargePoint Common Stock (“Interest Shares”) in an amount equal to the quotient of (i) the amount of interest in respect of such interest period otherwise payable in cash and (ii) a price per share equal to the volume-weighted average price per share of ChargePoint’s Common Stock for the thirty (30) consecutive trading days immediately preceding (but not including) the applicable interest payment date. Through July 31, 2026, ChargePoint has issued 1,797,986 Interest Shares pursuant to the 2025 Senior Loan. The 2025 Senior Loan and 2028 Convertible Notes may decrease ChargePoint’s business flexibility and access to capital, require a significant amount of cash to service, dilute the ownership interest of existing stockholders and otherwise depress the price of its Common Stock, and delay or hinder an otherwise beneficial takeover of the Company.
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
ChargePoint, ChargePoint’s subsidiary, ChargePoint, Inc. (the “Borrower”), and certain subsidiaries of ChargePoint as guarantors (the “Subsidiary Guarantors,” and together with ChargePoint and the Borrower, the “Credit Parties”) entered into a Credit and Security Agreement on November 14, 2025 with Alter Domus (US) LLC, as administrative agent and collateral agent, and the lenders party thereto, as amended by Amendment No. 1 to Credit and Security Agreement, dated April 23, 2026, (collectively, the “2025 Credit Agreement”). The 2025 Credit Agreement provides for the 2025 Senior Loan in an initial aggregate principal amount of $186.5 million. The 2025 Senior Loan matures on January 31, 2030 and does not amortize, except as described below. In accordance with the 2025 Credit Agreement, the Borrower was obligated to pay up to an aggregate of $30.0 million of the 2025 Senior Loan in two installments originally due on November 24, 2025 and February 16, 2026 (each such date, a “Prepayment Date”), pursuant to a formulaic repayment measure based on volume-weighted average price per share of Common Stock for the thirty consecutive trading days preceding the applicable Prepayment Date. The Company made separate payments of $14.8 million and $9.6 million on the respective Prepayment Dates in connection with the repayment of the 2025 Credit Agreement with resulting gains of $0.2 million and $5.4 million, respectively, reflected in other income. The remaining 2025 Senior Loan bears interest at a fixed rate of 12.00% per annum, payable quarterly. For each of the first four quarterly interest payment dates, the Borrower may elect to pay in Interest Shares, valued based on the 30-day trailing volume-weighted average price (“VWAP”) preceding the applicable interest payment date. Issuance of Interest Shares is subject to a cap of 19.99% of the Company’s outstanding shares of Common Stock to comply with NYSE listing requirements, unless stockholder approval is obtained.
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
ChargePoint’s ability to satisfy and comply with these restrictive covenants may be impacted by events beyond its control and ChargePoint may be unable to do so. The 2025 Credit Agreement and related security agreements provide that ChargePoint’s breach or failure to satisfy certain covenants may constitute an event of default. Upon the occurrence of an event of default, the lenders under the 2025 Credit Agreement could elect to declare all amounts outstanding under the 2025 Credit Agreement to be immediately due and payable. In addition, the lenders, to whom the Credit Parties granted a security interest in substantially all of their respective assets, including their intellectual property, would have the right to proceed against such assets which were provided as collateral pursuant to the 2025 Credit Agreement and related security agreements. If any of the 2025 Senior Loan outstanding under the 2025 Credit Agreement were to be accelerated, ChargePoint may not have sufficient cash on hand or be able to generate sufficient cash to repay it, which may have an adverse effect on its business and operating results. Moreover, the 2025 Credit Agreement requires ChargePoint to dedicate a portion of its cash flow from operations to cash interest payments after the first four quarterly interest payments, thereby reducing the availability of ChargePoint’s cash to fund working capital, capital expenditures and other general corporate purposes; increasing ChargePoint’s vulnerability to adverse general economic, industry, or competitive developments or conditions; and limiting ChargePoint’s flexibility in planning for, or reacting to, changes in its business and the industry in which it operates or in pursuing its strategic objectives.
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

The 2025 Credit Agreement includes broad restrictions and limitations on the additional indebtedness that ChargePoint and its subsidiaries may incur, provided, however, that, in addition to certain customary exceptions to such restrictions and limitations, ChargePoint may raise additional non-recourse indebtedness through a qualified receivables financing or qualified receivables factoring facility in a principal amount not to exceed the lesser of $75 million and fifty percent (50.0%) of the sum of ChargePoint’s Working Capital Balances (as defined in the 2025 Credit Agreement). Further, in April 2022, ChargePoint originally issued the 2028 Convertible Notes. The indenture for the 2028 Convertible Notes includes a restrictive covenant that, subject to specified exceptions, limits the ability of ChargePoint and its subsidiaries to incur secured debt in excess of $750.0 million. In addition, the indenture for the 2028 Convertible Notes separately includes customary terms and covenants, including certain events of default after which the holders of the 2028 Convertible Notes may accelerate the maturity of the 2028 Convertible Notes and declare 100% of the outstanding principal of, and accrued and unpaid interest, if any, on the 2028 Convertible Notes to become due and payable immediately.
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
ChargePoint has never paid cash dividends on its capital stock and currently intends to retain any future earnings to fund the growth of its business. Any determination to pay dividends in the future will be at the discretion of ChargePoint’s board of directors (the “Board”) and will depend on its financial condition, operating results, capital requirements, general business conditions and other factors that the Board may deem relevant. As a result, capital appreciation, if any, of Common Stock will be the sole source of gain for the foreseeable future.
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
In addition, the stock market in general, and the stock prices of technology companies in particular, have experienced extreme price and volume fluctuations. Broad market and industry factors likely have seriously affected and may continue to seriously affect the market price of ChargePoint’s Common Stock, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company, such a company has often been subject to increased shareholder activism, hostile bid attempts or securities class action litigation. If ChargePoint is subject to increased shareholder activism, hostile bids or additional securities class action litigation as a result of actual and potential market price volatility described above, it could result in substantial costs, divert management’s attention and resources and could have an adverse effect on ChargePoint’s operating results, financial condition and results of operations.
ChargePoint is currently and may in the future be subject to securities class action and stockholder derivative actions. These, and potential similar or related litigation, could result in substantial damages, divert management’s time and attention from ChargePoint’s business and adversely impact its business, results of operations and financial condition.

ChargePoint is currently, and may in the future become, the target of securities class actions or stockholder derivative claims. Securities-related class action litigation has often been brought against companies as the result of volatility experienced in the market price of their securities. This risk is especially relevant for ChargePoint as it experiences significant stock price volatility in connection with the expansion of the developing electric vehicle charging infrastructure market and introduction of new products. Volatility in ChargePoint’s stock price and other matters affecting ChargePoint’s business and operations has, and may in the future, subject ChargePoint to actual and threatened securities class actions or stockholder derivative claims. For example, on November 29, 2023, a class action lawsuit alleging violations of federal securities laws was filed against ChargePoint and certain of its former officers, and a second class action lawsuit was filed on January 22, 2024. In May 2024, the U.S. District Court for the Northern District of California consolidated the class actions into one action captioned Khan v. ChargePoint Holdings, Inc., et al. The operative complaint alleges that ChargePoint and certain of its former officers made materially false and misleading statements in violation of Section 10(b) and Rule 10(b)-5(b) of the Exchange Act regarding, (1) ChargePoint’s revenue; and (2) the value of ChargePoint’s inventory. The plaintiffs also allege that ChargePoint and certain of its former officers engaged in a scheme to prematurely recognize revenue in violation of Section 10(b) and Rules 10(b)-5(a) and (c) of the Exchange Act. Derivative actions have been filed in the U.S. District Court for the District of Delaware, the U.S. District Court for the Northern District of California and Delaware Chancery Court against the Board and certain of its former officers, alleging that they breached their fiduciary duties to ChargePoint in connection with the same alleged events and alleged materially false and misleading statements asserted in the class action described above. In connection with the class action, ChargePoint could be forced to make significant payments to or other settlements with its stockholders and their lawyers that are outside of ChargePoint’s insurance coverage, and such payments or settlement arrangements could have a material adverse effect on ChargePoint’s business, operating results or financial condition. In addition, ChargePoint’s involvement in these matters, as well as any future litigation or other administrative proceedings could cause ChargePoint to incur substantial expenses and could significantly divert the time and attention of ChargePoint’s management. Any public announcements related to litigation or administrative proceedings initiated or threatened against ChargePoint could cause its stock price to decline. See Note 7, Commitments and Contingencies in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, under “Legal Proceedings” for more information related to ChargePoint’s existing securities class action and stockholder derivative actions.
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
The 2025 Senior Loan will bear interest at a fixed rate of 12.00% per annum, payable quarterly. For each of the first four quarterly interest payment dates after November 14, 2025, the Borrower may elect to pay Interest Shares in shares of Common Stock of ChargePoint, valued based on the 30-day VWAP preceding the applicable interest payment date and the Borrower did elect to pay Interest Shares for the first three quarterly interest payments. Issuance of Interest Shares is subject to a cap of 19.99% of the Company’s outstanding shares of Common Stock to comply with NYSE listing requirements, unless stockholder approval is obtained. After the first four quarterly interest payments, ChargePoint will pay cash interest on a quarterly basis on each of February 15, May 15, August 15 and November 15. Interest on the 2028 Convertible Notes is payable semi-annually in arrears on April 1 and October 1, and the 2028 Convertible Notes will mature on April 1, 2028, unless redeemed, repurchased or converted in accordance with their terms prior to such date. ChargePoint can elect to make any interest payment with respect to the 2028 Convertible Notes in cash, or in kind through an increase in the principal amount of the 2028 Convertible Notes (PIK Interest) (or any combination thereof). To the extent ChargePoint elects PIK Interest, the 2028 Convertible Notes bear interest at a rate of 8.50% per annum, compared to 7.00% per annum to the extent paid in cash. For the interest periods from October 1, 2025 to April 1, 2026, ChargePoint elected the option of paying PIK Interest which increased the effective interest rate payable on the 2028 Convertible Notes, increased the capitalized principal amount of the 2028 Convertible Notes and may increase dilution to ChargePoint’s stockholders to the extent the 2028 Convertible Notes are converted into shares of Common Stock pursuant to their terms. See Note 6, Debt in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, under “2028 Convertible Notes” for more information related to ChargePoint’s election of PIK Interest payments.
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
As of July 31, 2026, warrants to purchase ChargePoint’s Common Stock were exercisable for 3,395,961 shares of Common Stock. Any shares of ChargePoint’s Common Stock issued upon exercise of warrants, including the 2025 Warrants, will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of ChargePoint’s Common Stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
2025 Senior Loan Interest Shares
During the quarter ended July 31, 2026, pursuant to the terms of the 2025 Credit Agreement, ChargePoint issued 404,834 shares of ChargePoint’s Common Stock (the “Interest Shares”) to the holders of the 2025 Senior Loan in lieu of paying cash interest. ChargePoint issued the Interest Shares in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. ChargePoint received no proceeds in connection with the issuance of the Interest Shares. See Note 6, Debt in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, for more information related to the Interest Shares.
Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a)None
(b)None
(c)Securities Trading Plans for Executive Officers and Directors
During the three months ended July 31, 2026, none of ChargePoint’s directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS
(a)Exhibits:

Exhibit No.	Description
10.1+‡^	Transition and Separation Agreement and General Release, between ChargePoint Holdings, Inc., ChargePoint, Inc., and David Vice, dated July 31, 2026.
10.2‡
First Amendment to Severance and Change in Control Agreement, between ChargePoint Holdings, Inc. and Richard Wilmer, dated June 29, 2026 (incorporated by reference to Exhibit 10.1 to ChargePoint Holdings, Inc.’s Current Report on Form 8-K (File No. 001-39004), filed with the SEC on June 30, 2026).

10.3‡
ChargePoint Holdings, Inc. Compensation Program for Non-Employee Directors, dated July 21, 2026 (incorporated by reference to Exhibit 10.1 to ChargePoint Holdings, Inc.’s Current Report on Form 8-K (File No. 001-39004), filed with the SEC on July 22, 2026).

31.1+	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2+	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

September 4, 2026

CHARGEPOINT HOLDINGS, INC.

	By:	/s/ Mansi Khetani
	Name:	Mansi Khetani
	Title:	Chief Financial Officer
(Principal Financial Officer)